Form 10-Q
period 2019-03-31
Tradeweb Markets Inc.
filed 2019-05-20
CIK 1758730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38860

Tradeweb Markets Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2456358
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(646) 430-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001	TW	Nasdaq Global Select Market

Class of Stock	Shares Outstanding as of May 15, 2019
Class A Common Stock, par value $0.00001 per share	46,000,000
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	10,006,269
Class D Common Stock, par value $0.00001 per share	69,282,736

TRADEWEB MARKETS INC.

INTRODUCTORY NOTE

The financial statements and other disclosures contained in this report include those of Tradeweb Markets Inc., which is the registrant, and those of Tradeweb Markets LLC, which became the principal operating subsidiary of Tradeweb Markets Inc. in a series of reorganization transactions that were completed subsequent to March 31, 2019 (the “Reorganization Transactions”) in connection with Tradeweb Markets Inc.’s initial public offering (“IPO”), which was completed on April 8, 2019. Accordingly, because Tradeweb Markets Inc. had no business transactions or activities and no substantial assets or liabilities during the periods presented in this Quarterly Report on Form 10-Q and because the Reorganization Transactions had not been completed as of such date, we believe that it is informative to provide the financial statements and various other disclosures of TWM LLC as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. For more information regarding the transactions described above, see Note 4 to the unaudited financial statements of Tradeweb Markets Inc. and Note 18 to the unaudited consolidated financial statements of Tradeweb Markets LLC, each contained elsewhere in this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•                  “We,” “us,” “our,” the “Company,” “Tradeweb” and similar references refer: (i) on or prior to the completion of the Reorganization Transactions, including the IPO, to Tradeweb Markets LLC, which we refer to as “TWM LLC,” and, unless otherwise stated or the context otherwise requires, all of its subsidiaries and any predecessor entities, and (ii) following the completion of the Reorganization Transactions, including the IPO, to Tradeweb Markets Inc., and, unless otherwise stated or the context otherwise requires, TWM LLC and all of its subsidiaries and any predecessor entities.

•                  “Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated (a subsidiary of Bank of America Corporation), Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC.

•                  “Continuing LLC Owners” refer collectively to those Original LLC Owners, including an indirect subsidiary of Refinitiv (as defined below), the Bank Stockholders and members of management, that continued to own LLC Interests immediately prior to the closing of the IPO who received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions.

•                  “Investor Group” refer to certain investment funds affiliated with The Blackstone Group L.P., an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which collectively hold indirectly a 55% ownership interest in Refinitiv (as defined below).

•                  “LLC Interests” refer to the single class of newly issued common membership interests of TWM LLC.

•                  “Original LLC Owners” refer to the owners of TWM LLC prior to the Reorganization Transactions.

•                  “Refinitiv” refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries, which owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including an indirect majority ownership interest in Tradeweb, and is controlled by the Investor Group.

•                  “Refinitiv Transaction” refer to the transaction pursuant to which Refinitiv indirectly acquired on October 1, 2018 substantially all of the financial and risk business of Thomson Reuters and Thomson Reuters indirectly acquired a 45% ownership interest in Refinitiv.

•                  “Thomson Reuters” refer to Thomson Reuters Corporation, which indirectly holds a 45% ownership interest in Refinitiv.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our expected dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions, or future events or performance, contained in this Quarterly Report on Form 10-Q are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                    changes in economic, political and market conditions and the impact of these changes on trading volumes;

•                    our failure to compete successfully;

•                    our failure to adapt our business effectively to keep pace with industry changes;

•                    consolidation and concentration in the financial services industry;

•                    our dependence on dealer clients that are also stockholders;

•                    our dependence on third parties for certain market data and certain key functions;

•                    our inability to maintain and grow the capacity of our trading platforms, systems and infrastructure;

•                    design defects, errors, failures or delays with our platforms or solutions;

•                    systems failures, interruptions, delays in services, catastrophic events and resulting interruptions;

•                    our ability to implement our business strategies profitably;

•                    our ability to successfully integrate any acquisition or to realize benefits from any strategic alliances, partnerships or joint ventures;

•                    our ability to retain the services of certain members of our management;

•                    inadequate protection of our intellectual property;

•                    extensive regulation of our industry;

•                    limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under the $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto, and certain Refinitiv indebtedness;

•                    our dependence on distributions from TWM LLC to fund our expected dividend policy and to pay our taxes and expenses, including payments under the tax receivable agreement (the “Tax Receivable Agreement”) entered into in connection with the IPO;

•                    our ability to realize any benefit from our organizational structure;

•                    Refinitiv’s control of us and our status as a controlled company; and

•                    other risks and uncertainties, including those listed under “Risk Factors” in our final prospectus, dated April 3, 2019 (the “IPO Prospectus”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule

424(b) under the Securities Act, relating to our IPO, and in other filings we may make from time to time with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition, and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition, and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business, and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and Twitter. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

PART I — FINANCIAL INFORMATION

Tradeweb Markets Inc.

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash	$100	$100
Total assets	$100	$100
Stockholder’s Equity
Common Stock, par value $0.01 per share, 1,000 shares authorized, 100 issued and outstanding	$1	$1
Additional paid-in capital (see note 4)	99	99
Total stockholder’s equity	$100	$100

The accompanying notes are an integral part of these financial statements.

Tradeweb Markets Inc.

Notes to Statements of Financial Condition

(Unaudited)

1.                            Organization

Tradeweb Markets Inc. (the “Corporation”) was formed as a Delaware corporation on November 7, 2018. The Corporation was formed for the purpose of completing certain reorganization transactions in order to carry on the business of Tradeweb Markets LLC (“TWM LLC”) and conducting an initial public offering (“IPO”).

On April 8, 2019, the Corporation closed an IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which includes 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1,161,270,000 in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain existing equityholders of TWM LLC (and cancelled the corresponding shares of common stock as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon. Subsequent to the Reorganization Transactions (as defined in note 4) that occurred after March 31, 2019, the Corporation is the sole manager of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation will consolidate the financial results of TWM LLC and report a non-controlling interest in the Corporation’s consolidated financial statements.

2.                            Summary of Significant Accounting Policies

Basis of Accounting

The statements of financial condition are presented in accordance with accounting principles generally accepted in the United States of America.  Separate statements of operations, comprehensive income, changes in stockholder’s equity and cash flows have not been presented in the financial statements because, as of March 31, 2019, there have been no activities in this entity other than the initial capitalization.

3.                            Stockholder’s Equity

As of March 31, 2019, the Corporation was authorized to issue 1,000 shares of Common Stock, par value $0.01 per share.  The Chief Executive Officer of TWM LLC was the sole shareholder of the Corporation and contributed $100 to the Corporation on November 7, 2018 to purchase 100 shares of common stock.  Holders of common stock were entitled to one vote for each share of common stock held on all matters submitted to shareholders for vote, consent or approval.

4.         Subsequent Events

As noted above, on April 8, 2019, the Corporation closed an IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which includes 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1,161,270,000 in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain of the Bank Stockholders (as defined below) (and cancel the corresponding shares of common stock), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon.

Tradeweb Markets Inc.

Notes to Statements of Financial Condition

(Unaudited)

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed among the Corporation, TWM LLC and the following parties:

•      The Owners of TWM LLC prior to the Reorganization Transactions, including an indirect subsidiary (the “Refinitiv LLC Owner”) of Refinitiv Holdings Limited (“Refinitiv”), certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests (as defined below) immediately prior to the closing of the IPO and who received shares of the Corporation’s Class C common stock, shares of the Corporation’s Class D common stock or a combination of both, as the case may be (collectively, the “Continuing LLC Owners”); and

•      An indirect subsidiary (the “Refinitiv Direct Owner” and, together with the Refinitiv LLC Owner, the “Refinitiv Owners”) of Refinitiv that owned interests in an entity that held membership interests of TWM LLC prior to the Reorganization Transactions and contributed such entity to the Corporation (the “Refinitiv Contribution”).

The following Reorganization Transactions occurred:

•      TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (“LLC Interests”), (ii) exchange all of the existing membership interests of TWM LLC’s existing equityholders for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC.

The TWM LLC Agreement also requires that TWM LLC at all times maintain (i) a one-to-one ratio between the number of shares of Class A common stock and Class B common stock issued by the Corporation and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class C common stock and Class D common stock issued by the Corporation and the number of LLC Interests owned by the holders of such Class C common stock and Class D common stock;

•      The Corporation’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. Each share of Class A common stock and Class C common stock entitles its holder to one vote on all matters presented to the Corporation’s stockholders generally. Each share of Class B common stock and Class D common stock entitles its holder to ten votes on all matters presented to the Corporation’s stockholders generally. The holders of Class C common stock and Class D common stock have no economic interests in the Corporation (where “economic interests” means the right to receive any dividends or distributions, whether cash or stock, in connection with common stock). These attributes are summarized in the following table:

Class of Common Stock	Par Value	Votes	Economic Rights
Class A common stock	$0.00001	1	Yes
Class B common stock	$0.00001	10	Yes
Class C common stock	$0.00001	1	No
Class D common stock	$0.00001	10	No

Holders of outstanding shares of Class A common stock, Class B common stock, Class C common stock and Class D common stock will vote together as a single class on all matters presented to the Corporation’s stockholders for their vote or approval, except as otherwise required by applicable law.

Tradeweb Markets Inc.

Notes to Statements of Financial Condition

(Unaudited)

Each share of Class B common stock will automatically convert into one share of Class A common stock and each share of Class D common stock will automatically convert into one share of Class C common stock (i) immediately prior to any sale or other transfer of such share by a holder or its permitted transferees to a non-permitted transferee or (ii) once the Refinitiv Owners and their affiliates together no longer beneficially own a number of shares of common stock and LLC Interests that together entitle them to at least 10% of TWM LLC’s economic interest. Holders of LLC Interests that receive shares of Class C common stock upon any such conversion may continue to elect to have their LLC Interests redeemed for newly issued shares of Class A common stock as described below (in which case their shares of Class C common stock will be cancelled on a one-for-one basis upon such issuance).

•      The Corporation assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. Accordingly, all options and PRSUs granted under such plans were converted into economically equivalent awards of the Corporation with respect to shares of the Corporation’s Class A common stock;

•      The Corporation’s board of directors adopted a new omnibus equity incentive plan, under which equity awards may be made in respect of shares of the Corporation’s Class A common stock;

•      The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Continuing LLC Owners, on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (the Corporation canceled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).

LLC Interests are redeemable, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis (and such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). The Corporation’s board of directors, which includes directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include such directors in the future, may, at its option, instead of the foregoing redemptions of LLC Interests, cause the Corporation to make a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the TWM LLC Agreement. Holders of Class D common stock may also from time to time exchange all or a portion of their shares of Class D common stock for newly issued shares of Class C common stock on a one-for-one basis (in which case their shares of Class D common stock will be cancelled on a one-for-one basis upon such issuance). In addition, with respect to each Bank Stockholder that holds shares of Class D common stock, immediately prior to the occurrence of any event that would cause the combined voting power held by such Bank Stockholder to exceed 4.9%, the minimum number of shares of Class D common stock of such Bank Stockholder that would need to convert into shares of Class C common stock such that the combined voting power held by such Bank Stockholder would not exceed 4.9% will automatically convert into shares of Class C common stock;

•      As a result of the Refinitiv Contribution, the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. The Refinitiv Direct Owner and other future holders of Class B common stock may from time to time exchange all or a portion of their shares of the Corporation’s Class B common stock for newly issued shares of Class A common stock on a one-for-one basis (in which case their shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance); and

Tradeweb Markets Inc.

Notes to Statements of Financial Condition

(Unaudited)

•      The Corporation entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners that provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner using the net proceeds of the IPO or any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement.

Following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom as described above, the Corporation owns 64.3% of TWM LLC. The Continuing LLC Owners that continue to own LLC Interests own the remaining 35.7% of TWM LLC.

On May 8, 2019, the Corporation’s board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2019. This dividend will be payable on June 15, 2019 to stockholders of record as of June 1, 2019.

There were no other subsequent events requiring adjustment to the financial statements or disclosure.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands)

(Unaudited)

	Successor	Successor
	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents including cash deposited with related parties of $246,416 and $283,790 at March 31, 2019 and December 31, 2018, respectively	$361,608	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations including receivables from related parties of $199 and $3,332 at March 31, 2019 and December 31, 2018, respectively	88,422	174,591
Deposits with clearing organizations including deposits from related parties of $500 at both March 31, 2019 and December 31, 2018	8,872	11,427
Accounts receivable, net of allowance including receivables from related parties of $46,947 and $40,730 at March 31, 2019 and December 31, 2018, respectively	94,284	87,192
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	36,790	38,128
Right-of-use assets	32,647	—
Software development costs, net of accumulated amortization	171,705	170,582
Intangible assets, net of accumulated amortization	1,355,996	1,380,848
Goodwill	2,694,797	2,694,797
Receivable from affiliates	3,026	3,243
Other assets including other assets from related parties of $0 and $9 at March 31, 2019 and December 31, 2018, respectively	32,238	25,027
Total assets	$4,881,585	$4,997,139
Liabilities and Members’ Capital
Liabilities
Payable to brokers and dealers and clearing organizations including payables to related parties of $0 and $2,404 at March 31, 2019 and December 31, 2018, respectively	$81,214	$171,214
Accrued compensation	54,087	120,158
Deferred revenue including deferred revenue from related parties of $8,556 and $9,151 at March 31, 2019 and December 31, 2018, respectively	28,487	27,883
Accounts payable, accrued expenses and other liabilities including payables to related parties of $387 and $0 at March 31, 2019 and December 31, 2018, respectively	33,295	42,548
Employee equity compensation payable	299	24,187
Lease liability	37,310	—
Payable to affiliates	6,050	5,009
Deferred tax liability	19,589	19,627
Total liabilities	260,331	410,626

Commitments and contingencies (note 13)
Mezzanine Capital Class C Shares and Class P(C) Shares	23,275	14,179
Members’ capital
Members’ capital	4,597,857	4,573,200
Accumulated other comprehensive income	122	(866)
Total members’ capital	4,597,979	4,572,334
Total liabilities and members’ capital	$4,881,585	$4,997,139

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues
Transaction fees including from related parties of $59,643 and $52,918 in the three months ended March 31, 2019 and 2018, respectively	$102,640	$90,139
Subscription fees including from related parties of $5,670 and $5,220 in the three months ended March 31, 2019 and 2018, respectively	34,445	36,326
Commissions including from related parties of $16,186 and $11,631 in the three months ended March 31, 2019 and 2018, respectively	34,197	27,883
Refinitiv market data fees	13,616	12,237
Other	1,894	2,918
Gross revenue	186,792	169,503
Contingent consideration	—	(10,070)
Net revenue	186,792	159,433

Expenses
Employee compensation and benefits	77,273	71,570
Depreciation and amortization	33,503	16,268
Technology and communications including from related parties of $740 in both the three months ended March 31, 2019 and 2018	10,040	8,463
General and administrative including from related parties of $180 in both the three months ended March 31, 2019 and 2018	9,089	6,517
Professional fees	6,971	5,538
Occupancy including from related parties of $155 in both the three months ended March 31, 2019 and 2018	3,639	3,722
Total expenses	140,515	112,078
Operating income	46,277	47,355
Interest income including from related parties of $208 and $21 in the three months ended March 31, 2019 and 2018, respectively	858	471
Income before taxes	47,135	47,826
Provision for income taxes	(4,783)	(2,518)
Net income	$42,352	$45,308
Net income per share
Basic	$0.19	$0.21
Diluted	$0.19	$0.21
Weighted average number of shares outstanding (note 14)
Basic	222,222,197	213,435,321
Diluted	223,320,457	213,435,321

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018

Net income	$42,352	$45,308
Foreign currency translation adjustments	988	1,928
Comprehensive income	$43,340	$47,236

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Changes in Members’ Capital and Accumulated Other Comprehensive Income

(in thousands)

(Unaudited)

	Members’ Capital	Accumulated Other Comprehensive Loss	Total Members’ Capital
Predecessor
Members’ capital at December 31, 2017	$999,735	$(13,267)	$986,468
Comprehensive income:
Net income	45,308		45,308
Foreign currency translation adjustments		1,928	1,928
Capital distributions	(25,000)		(25,000)
Members’ capital at March 31, 2018	$1 ,020,043	$(11,339)	$1 ,008,704

	Members’ Capital	Accumulated Other Comprehensive Income	Total Members’ Capital
Successor
Members’ capital at December 31, 2018	$4 ,573,200	$(866)	$4 ,572,334
Comprehensive income:
Net income	42,352		42,352
Foreign currency translation adjustments		988	988
Adjustment to Class C Shares and Class P(C) Shares in mezzanine capital	(2,369)		(2,369)
Share-based compensation	4,674		4,674
Capital distributions	(20,000)		(20,000)
Members’ capital at March 31, 2019	$4 ,597,857	$122	$4 ,597,979

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net income	$42,352	$45,308
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,503	16,268
Contingent consideration	—	10,070
Share-based compensation expense	4,674	—
Deferred taxes	(39)	452
(Increase) decrease in operating assets:
Receivable from brokers and dealers and clearing organizations	86,169	4,324
Deposits with clearing organizations	2,570	(950)
Accounts receivable	(6,406)	(29,762)
Receivable from affiliates	217	(119)
Other assets	(7,152)	903
Increase (decrease) in operating liabilities:
Payable to brokers and dealers and clearing organizations	(90,000)	(4,322)
Accrued compensation	(66,447)	(59,693)
Deferred revenue	602	1 ,479
Accounts payable, accrued expenses and other liabilities	(4,911)	4 ,201
Employee equity compensation payable	(17,161)	(11,797)
Payable to affiliates	950	9 ,412
Net cash used in operating activities	(21,079)	(14,226)
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(1,516)	(1,244)
Capitalized software development costs	(6,767)	(6,198)
Net cash used in investing activities	(8,283)	(7,442)
Cash flows from financing activities
Capital distributions	(20,000)	(25,000)
Net cash used in financing activities	(20,000)	(25,000)
Effect of exchange rate changes on cash and cash equivalents	866	1 ,813
Net decrease in cash and cash equivalents	(48,496)	(44,855)
Cash and cash equivalents and restricted cash
Beginning of period	411,304	353,798
End of period	$362,808	$308,943

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

(in thousands)

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$7,301	$1,784

The following table provides a reconciliation of cash and cash equivalents and restricted cash that sum to the amounts shown in the consolidated statements of cash flows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash and cash equivalents	$361,608	$307,743
Restricted cash	1,200	1 ,200
Cash and cash equivalents and restricted cash	$362,808	$308,943

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.                            Organization

Tradeweb Markets LLC (the “Company”) is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale and retail client sectors.

The Company, a Delaware limited liability company, is a consolidating subsidiary of BCP York Holdings (“BCP”), a company owned by certain investment funds affiliated with The Blackstone Group L.P., through BCP’s majority ownership interest in Refinitiv Holdings Limited (“Refinitiv” or the “Parent”).  As of March 31, 2019, Refinitiv owned a majority ownership interest in the Company and a minority ownership interest of the Company was owned by a group of investment and commercial banks (the “Banks”).

A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from Thomson Reuters Corporation (“TR”). The accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and succeeding the Refinitiv Transaction, respectively.  The Refinitiv Transaction results in a new basis of accounting beginning on October 1, 2018 and the financial reporting periods are presented as follows:

•                  The successor period of the Company, reflecting the Refinitiv Transaction, as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019.

•                  The predecessor period of the Company for the three months ended March 31, 2018.

The Company, through its subsidiary Tradeweb Global LLC (“TWG”), owns:

•                  Tradeweb LLC (“TWL”), a registered broker-dealer under the Securities Exchange Act of 1934, a member of the Financial Industry Regulatory Authority (“FINRA”), a registered independent introducing broker with the Commodities Future Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).

•                  Tradeweb Europe Limited (“TEL”), a Multilateral Trading Facility regulated by the Financial Conduct Authority (the “FCA”) in the UK, which maintains branches in Asia which are regulated by certain Asian securities regulators.

•                  TW SEF LLC (“TW SEF”), a Swap Execution Facility (“SEF”) regulated by the CFTC.

•                  DW SEF LLC (“DW SEF”), a SEF regulated by the CFTC.

•                  Tradeweb Japan K.K. (“TWJ”), a security house regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”).

•                  Tradeweb EU B.V. (“TWEU”), a Trading Venue and Approved Publication Arrangement regulated by the Netherlands Authority for the Financial Markets (“AFM”).

The Company, through its subsidiary Tradeweb IDB Markets Inc. (“TWIDB”) (formerly known as Hydrogen Holdings Corporation), owns Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.).  DW is a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA.  DW is also registered as an introducing broker with the CFTC and NFA.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company, through its subsidiary BondDesk Group LLC, owns Tradeweb Direct LLC (“TWD”) (formerly known as BondDesk Trading LLC), a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA.

2.                            Significant Accounting Policies

The following is a summary of significant accounting policies:

Basis of Accounting

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States of America.  All adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented, are normal and recurring in nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and the difference may be material to the consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Recapitalization

As discussed in note 18, on April 4, 2019, the Company’s limited liability company agreement (“LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in the Company (“LLC Interests”) and (ii) exchange all of the existing membership interests of the Company’s existing equityholders for LLC Interests.  For purposes of calculating net income per share on the consolidated statements of income, the number of outstanding shares have been adjusted retroactively for all periods to reflect the above-mentioned amendment and resulting recapitalization.  Other share amounts and related disclosures in the notes to the consolidated financial statements reflect the share classes and amounts prior to the recapitalization unless otherwise indicated.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly liquid investments (such as short-term money market instruments) with original maturities of less than three months.

Allowance for Doubtful Accounts

The Company continually monitors collections and payments from its clients and maintains an allowance for doubtful accounts.  The allowance for doubtful accounts is based upon the historical collection experience and specific collection issues that have been identified.  Additions, if any, to the allowance for doubtful accounts are charged to bad debt expense, which is included in general and administrative expenses on the consolidated statements of income.

Furniture, Equipment, Purchased Software and Leasehold Improvements

Furniture, equipment, purchased software and leasehold improvements are carried at cost less accumulated depreciation.  Depreciation for furniture, equipment and purchased software, including the allocated fair value of assets as a result of pushdown accounting (see note 3), is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years.  Leasehold improvements are amortized over the lesser of the estimated useful lives of the leasehold improvements or the remaining term of the lease for office space.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Software Development Costs

The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with Accounting Standards Codification (“ASC”)  350.  The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development.  Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years.  Costs capitalized as part of the pushdown accounting allocation (see note 3) are amortized over nine years.  The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected.  Non-capitalized software costs and routine maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets with a finite life are amortized over the estimated lives in accordance with ASC 350.  Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with ASC 360.  Intangible assets with an indefinite useful life are tested for impairment at least annually.  An impairment loss is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding fair value.  Intangible assets are amortized over their estimated useful lives of seven to sixteen years.

Goodwill

Goodwill is the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company under pushdown accounting.  Goodwill is also the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date.  Goodwill is not amortized, but in accordance with ASC 350, goodwill is tested for impairment annually and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  In 2019, the Company changed the annual date on which goodwill is tested for impairment from July 1st to October 1st to align with the annual impairment testing date of the Company’s Parent.  This change did not accelerate, delay, avoid or cause an impairment charge, nor does this change result in adjustments to the Company’s previously issued financial statements.  Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value.  Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Deferred IPO Costs

In 2018 the Company began incurring costs in connection with the filing of a Registration Statement on Form S-1, which are deferred in other assets in accordance with ASC 505-10-25 in the consolidated statements of financial condition. Initial public offering (“IPO”) costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital through an IPO. These deferred costs were offset against proceeds received from the offering which closed on April 8, 2019 and will be reclassified to additional paid-in capital on the consolidated statements of financial condition.  See note 18.

Translation of Foreign Currency

Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction date.  Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the consolidated statements of financial condition date.  Foreign currency re-measurement gains or losses on transactions in nonfunctional currencies are recognized in the consolidated statements of income.  Gains or losses on translation in the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as a component of comprehensive income.

Income Tax

The Company is a multiple member limited liability company which is taxed as a partnership.  No federal income tax provision is required on the earnings of the Company as it is a partnership, and therefore the tax effects of its activities accrue directly to its partners.  As a partnership, the Company and certain subsidiaries are subject to unincorporated business taxes on income earned, or losses incurred, by conducting business in

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

certain state and local jurisdictions and income taxes in foreign jurisdictions on certain of their operations.  Additionally, TWIDB and its subsidiary DW are C Corporations and therefore incur corporate federal, state and local income tax expense.  Income taxes are accounted for in accordance with ASC 740.  The Company recorded deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.  The Company measures deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse.  Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its deferred tax assets in the future, therefore, no valuation allowance is necessary.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income.  Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition.

The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current period expense when incurred.

Revenue Recognition

The Company earns transaction fees from transactions executed on the Company’s trading platforms through various fee plans. Transaction fees are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. For variable transaction fees, the Company charges clients fees based on the mix of products traded and the volume of transactions executed. Transaction fee revenue is recorded at a point in time when the trade occurs and is generally billed monthly.

The Company earns subscription fees from granting access to institutional investors to the Company’s electronic marketplaces. Subscription fees are recognized into income in the period that access is provided on a monthly basis. Also included in subscription fees on the consolidated statements of income are viewer fees earned monthly from institutional investors accessing fixed income market data. The frequency of subscription fee billings varies from monthly until annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the consolidated statements of financial condition until the revenue recognition criteria has been met.

The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Securities transactions and related commission income for brokerage transactions are recorded on a trade-date basis. This income is received by the Company when the transactions settle or is billed monthly.

The Company earns fees from Refinitiv, formerly TR in the predecessor periods, relating to the sale of market data to Refinitiv, which redistributes that data.  Included in these fees, which are billed quarterly, are real-time market data fees which are recognized in the period that the data is provided, generally on a monthly basis and historical data sets which are recognized when the historical data set is provided to Refinitiv.

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach.  The adoption of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue in any prior reporting periods.  However, subsequent to the adoption,

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the Company was required to make significant judgements for the Refinitiv market data fees.  Significant judgements used in accounting for this contract include:

•                  The provision of real-time market data feeds and annual historical data sets are distinct performance obligations.

•                  The performance obligations under this contract are recognized over time from the initial delivery of the data feeds or each historical data set until the end of the contract term.

•                  Determining the transaction price for the performance obligations by using a market assessment analysis.  Inputs in this analysis include a consultant study which determined the overall value of the Company’s market data and pricing information for historical data sets provided by other companies.

Some commission and transaction fees earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees.  The breakdown of revenues between fixed and variable revenues, in thousands, for the three months ended March 31, 2019 and 2018 is as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$78,915	$23,725	$69,637	$20,502
Subscription Fees including Refinitiv market data fees	455	47,606	475	48,088
Commissions	24,310	9,887	17,780	10,103
Other	303	1,591	12	2,906
Gross revenues	$103,983	$82,809	$87,904	$81,599

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718.  ASC 718 focuses primarily on accounting for a transaction in which an entity obtains employee services in exchange for share-based payments.  Under ASC 718, the share-based payments received by the employees of the Company are accounted for either as equity awards or as liability awards.

As an equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.  These costs are recognized as an expense over the requisite service period, with an offsetting increase to members’ capital.

As a liability award, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award.  The fair value of that award is remeasured subsequently at each reporting date through the settlement in accordance with ASC 505.  Changes in the equity instrument’s fair value during the requisite service period are recognized as compensation cost over that period.

Under ASC 718, the grant-date fair value of share-based awards that do not require future service (i.e., vested awards) are expensed immediately.  The grant-date fair value of share-based employee awards that require future service, and are graded-vesting awards, are amortized over the relevant service period on a straight-line basis, with each tranche separately measured.  The grant-date fair value of share-based employee awards that require both future service and the achievement of Company performance-based conditions, are amortized over the relevant service period for the performance-based condition.  If in a reporting period it is

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

determined that the achievement of a performance target for a performance-based tranche is not probable, then no expense is recognized for that tranche and any expenses already recognized relating to that tranche in prior reporting periods are reversed in the current reporting period.

Determining the appropriate fair value model and calculating the fair value of the share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and the stock price volatility.  The Company uses the Black-Scholes pricing model to value some of its share-based awards. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the Company’s consolidated statements of income.

Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to the Company’s shares by the weighted-average number of the Company’s shares outstanding during the period.  For purposes of computing diluted net income per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if convertible securities were converted into or exercised for the Company’s shares using the treasury stock method.

Fair Value Measurement

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  Instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions), are marked to offer prices.  Fair value measurements do not include transaction costs.

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy under ASC 820 are described below:

Basis of Fair Value Measurement

Level 1               Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2               Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3               Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses.  The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses.  This ASU is effective in the fiscal year beginning January 1, 2020.  The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other.  The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test.  Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value.  The ASU is applicable for the Company in the fiscal year beginning January 1, 2021.  The Company

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

3.                          Pushdown Accounting

The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv on the date of the Refinitiv Transaction.  The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company was recorded as goodwill. The Company has one year from the date of the Refinitiv Transaction to finalize these amounts.

The adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of the Company’s assets and the related increase in depreciation of tangible assets and amortization of intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability.

4.                            Leases

Effective January 1, 2019, the Company adopted ASC 842. This standard requires the Company to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The Company accounts for an option to extend a lease when the option is reasonably certain to be exercised.  The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments, and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments.  The Company adopted ASC 842 using a modified retrospective approach and did not restate comparative periods.  The Company elected to take the package of practical expedients allowing the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.  The Company has elected to account for nonlease components in a contract as part of the single lease component to which they are related.

Significant assumptions and judgements in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease.

On January 1, 2019, upon the adoption of ASC 842, the Company recorded, for office space and data center leases in the US and UK, right-of-use assets of $34,760,000, lease liabilities of $39,635,000 and eliminated deferred rent of $4,875,000.  The leases have initial lease terms ranging from 3 to 11 years.

Activity related to the Company’s leases for the three months ended March 31, 2019 is as follows (in thousands):

Operating lease expense	$2 ,589
Cash for amounts included in the measurement of operating liability	2 ,834
Right-of-use assets obtained in exchange for operating liabilities	—

At March 31, 2019, the weighted average borrowing rate and weighted average lease term are as follows:

Weighted average borrowing rate	2.9%
Weighted average remaining lease term (years)	5.9

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the maturity of lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$1,715
2020	1,953
2021	6,873
2022	—
2023	1,225
Thereafter	29,013
Total future minimum lease payments	40,779
Less imputed interest	(3,469)
Lease liability	$37,310

At March 31, 2019, the future minimum lease payments are as follows (in thousands):

Remainder of 2019	$8,511
2020	7,725
2021	5,380
2022	4,081
2023	3,907
Thereafter	11,175
$40,779

One US lease is secured by a letter of credit in the amount of $1,200,000, which is guaranteed by Refinitiv.

5.                          Intangible Assets and Goodwill

Intangible assets and goodwill relate to the allocation of purchase price associated with the Refinitiv Transaction (see note 3).

The following is a summary of intangible assets which have an indefinite useful life at both March 31, 2019 and December 31, 2018 (in thousands):

Licenses	$168,800
Tradename	154,300
Total	$323,100

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised as follows (in thousands):

		Successor			Successor
		March 31, 2019			December 31, 2018
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships - Refinitiv Transaction	12 Years	$928,200	$(38,675)	$889,525	$928,200	$(19,338)	$908,862
Content and data	7 Years	154,400	(11,029)	143,371	154,400	(5,514)	148,886
		$1,082,600	$(49,704)	$1,032,896	$1,082,600	$(24,852)	$1,057,748

For the three months ended March 31, 2019 and 2018, amortization expense relating to intangible assets was $24,852,000 and $6,506,000, respectively.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The estimated annual future amortization for existing intangibles assets through December 31, 2023 is as follows (in thousands):

Remainder of 2019	$74,556
2020	99,408
2021	99,408
2022	99,408
2023	99,408

6.                            Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of services to be performed.  The recognized revenue and remaining balance is shown below (in thousands):

Deferred revenue balance - December 31, 2018	$27,883
New billings	29,165
Revenue recognized	(28,561)
Deferred revenue balance - March 31, 2019	$28,487

7.                          Income Taxes

The provision for income taxes consists of the following (in thousands):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Current:
Federal	$—	$—
State and Local	1,487	856
Foreign	3,335	1,210
	4,822	2,066
Deferred - Federal	704	299
Deferred - state and local	577	153
Deferred - foreign	(1,320)	—
Total deferred	(39)	452
Total	$4,783	$2,518

The Company and certain of its subsidiaries are taxed as partnerships for U.S federal income tax purposes. The Company’s effective tax rate was 10.1% and 5.3% for the three months ended March 31, 2019 and 2018, respectively. The Company’s consolidated effective tax rate can vary from period to period depending on the geographic mix of its earnings and changes in tax legislation and tax rates.

8.                          Shares

The Company’s issued and vested shares as of both March 31, 2019 and December 31, 2018 are as follows:

Class A Shares	146,333
Class C Shares	447
Class P(A) Shares	6,887
Class P(C) Shares	2
Class P-1(A) Shares	6,094
Class P-1(C) Shares	232

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

As described in note 18, on April 4, 2019, the LLC Agreement was amended and restated, pursuant to which, among other things, all of the outstanding Class A Shares, Class P(A) Shares, Class P-1(A) Shares, Class C Shares, Class P(C) Shares and Class P-1(C) Shares of the Company were exchanged for 222,222,197 LLC Interests.

Each formerly outstanding Class A Share, Class P(A) Share, Class P-1(A) Share, Class C Share, Class P(C) Share and Class P-1(C) Share equally participated in the earnings of the Company.  All of these shares could not be transferred without approval by the former Board of Managers of the Company, with the exception of transfers to certain related parties.  Most of the Class A and Class P(A) Shareholders had the right to appoint the members of the former Board of Managers.  The Class C Shareholders, Class P(C) Shareholders and Class P-1(C) Shareholders did not have the right to appoint members of the former Board of Managers.

9.                          Share-Based Compensation Plans

As of March 31, 2019, the Company maintained a share-based incentive plan (the “PRSU Plan”) which provided for the grant of performance-based restricted share units (“PRSUs”) to encourage employees of the Company to participate in the long-term success of the Company.

PRSUs vest in the third plan year following the year of grant. The outstanding PRSUs vest on January 1, 2020, 2021 and 2022.  The final number of the PRSUs received upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company.  If an employee’s employment with the Company is terminated, subject to certain exceptions, all unvested PRSUs are forfeited.

The following table reports the activity for equity-settled PRSUs of the Company:

Successor	Number of PRSUs	Weighted Average Fair Value of PRSUs
Outstanding at December 31, 2018	1,442.2	$30,472
Granted	554.3	31,563
Outstanding at March 31, 2019	1,996.5	$34,151

Subsequent to March 31, 2019, in connection with the reorganization transactions described in note 18, the Corporation’s board of directors adopted and assumed sponsorship of the Amended & Restated Tradeweb Markets Inc. PRSU Plan, including all awards previously granted under the predecessor plan of the Company. As a result, the equity-settled PRSUs outstanding at March 31, 2019, converted into equity-settled PRSUs of the Corporation represented by 2,770,334 shares of Class A common stock of the Corporation.

Certain PRSUs are cash-settled and are accounted for as liability awards.  The Company measures the cost of employee services received in exchange for the award based on the fair value of the Company and the value of accumulated dividend rights associated with each award.  The fair value of that award is remeasured subsequently at each reporting date through to settlement.  Changes in the award’s fair value during the requisite service period is recognized as compensation cost over that period.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table reports the activity for cash-settled PRSUs of the Company:

Successor	Number of PRSUs	Weighted Average Fair Value of PRSUs
Outstanding at December 31, 2018	522.5	$34,075
Exercised	(507.2)	33,694
Outstanding at March 31, 2019	15.3	$51,334

In October 2018, the Company made a special award of options under an option plan (the “Option Plan”). Each option vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The time vesting portion of the options has a graded vesting schedule with vesting dates of January 1, 2019, 2020, 2021 and 2022.

In accounting for the options issued under the Option Plan, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date.  These options are exercisable only any time following the closing of an initial public offering (“IPO”) or during a 15-day period following a change in control of the Company.  Costs related to these options will be recognized as an expense in the consolidated statements of income over the requisite service period, when exercisability is considered probable.  Therefore expense will be recognized only upon the completion of an IPO or a change in control, over the vesting period, with an offsetting increase to members’ capital.  On April 8, 2019, as a result of the options becoming exercisable because of completion of the Corporation’s IPO, the Company recognized $18,883,000 of compensation expense related to these options.

The fair value of the options was calculated at the date of grant using the Black-Scholes model.  The significant assumptions used to estimate the fair value of the options as of grant date did not reflect changes that would have occurred to these assumptions as a result of the Corporation’s IPO.  See note 18.  The significant assumptions used to estimate the fair value of the options were as follows:

Weighted Average Expected Life (years)	5.7
Weighted Average Risk Free Interest Rate	2.94%
Weighted Average Expected Volatility	20.0%
Weighted Average Expected Dividend Yield	4.01%
Share Price	$25,692
Exercise Price	$28,601

The following table reports the activity for options held by employees of the Company:

Successor	Number of Options	Weighted Average Fair Value of Options	Intrinsic Value (in thousands)
Outstanding at December 31, 2018	13,025.8	$2,569
Granted	130.4	4,132
Forfeited	(97.8)	4,159
Outstanding at March 31, 2019	13,058.4	$2,573	$74,421

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Subsequent to March 31, 2019, in connection with the reorganization transactions described in note 18, the Corporation’s board of directors adopted and assumed sponsorship of the Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan, including all awards previously granted under the predecessor plan of the Company. As a result, the options outstanding at March 31, 2019 converted into 18,137,050 options of the Corporation with respect to shares of the Corporation’s Class A common stock.

As of March 31, 2019, total unrecognized compensation cost related to non-vested share-based compensation arrangements and the expected recognition period are as follows:

	Cash-Settled PRSUs	Equity Settled PRSUs	Options
Total unrecognized compensation cost	$390,000	$36,199,000	$33,460,000
Weighted average recognition period	1.54 years	2.02 years	0.6 years

Certain employees acquired or vested in Class C Shares, Class P(C) Shares and Class P-1(C) Shares of the Company (collectively, the “Employee Shares”).

The Employee Shares outstanding at March 31, 2019 and December 31, 2018 are as follows:

Class C Shares	Class P(C) Shares	Class P-1(C) Shares
447	2	232

On April 4, 2019, as a result of the amendment to the LLC Agreement described in note 18, the Employee Shares outstanding at March 31, 2019 converted into 946,569 LLC Units.

The Employee Shares were classified as mezzanine capital, as opposed to members’ capital, due to the right of employees to sell the shares back to the Company at fair value upon termination of employment.  Employee Shares that have been outstanding for less than six months were included in employee equity compensation payable.  At December 31, 2018, $6,727,000 of vested Class P-1(C) Shares were included in employee compensation payable with any changes in the value of the shares included in compensation cost on the consolidated statements of income.  There were no vested Class P-1(C) Shares included in employee compensation payable at March 31, 2019.  Changes in the fair value of the Employee Shares included in mezzanine capital were not recognized as compensation cost.

For the three months ended March 31, 2019 and 2018, $4,878,000 and $5,946,000, respectively, has been expensed relating to PRSUs, options and shares and included in employee compensation and benefits in the consolidated statements of income.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

10.                   Related Party Transactions

The Company enters into transactions with affiliates of the Banks and Refinitiv.  At March 31, 2019 and December 31, 2018, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	Successor	Successor
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$246,416	$283,790
Receivables from brokers and dealers and clearing organizations	199	$3,332
Deposits with clearing organizations	500	500
Accounts receivable	46,947	40,730
Receivable from affiliates	3,026	3,243
Other assets	—	9
Payable to brokers and dealers and clearing organizations	—	2,404
Deferred revenue	8,556	9,151
Accounts payable, accrued expenses and other liabilities	387	—
Payable to affiliates	6,050	5,009

The Company maintains a shared services agreement with Refinitiv (TR in the predecessor period).  Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.  For both the three months ended March 31, 2019 and 2018, the Company incurred shared services fees of $1,075,000 relating to this agreement. These fees are included in occupancy, technology and communications and general and administrative expenses in the consolidated statements of income.

The Company maintains a market data license agreement with Refinitiv (TR in the predecessor period).  Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers.  The Company earns license fees or royalties for these feeds.  For the three months ended March 31, 2019 and 2018, the Company earned $13,616,000 and $12,237,000, respectively, of revenue under this agreement.

The Company reimburses affiliates of Refinitv (TR in the predecessor period) for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services.  For the three months ended March 31, 2019 and 2018, the Company reimbursed such affiliates approximately $1,027,000 and $6,258,000, respectively, for these expenses.

For the three months ended March 31, 2019 and 2018, the Company earned approximately $81,499,000 and $69,769,000, respectively, of transaction, subscription and other fees from affiliates of the Banks.

For the three months ended March 31, 2019 and 2018, the Company earned $208,000 and $21,000, respectively, of interest income from money market funds invested with and savings accounts deposited with affiliates of the Banks.  Interest rates earned on the money market and savings accounts are comparable to rates offered to third parties.

During 2014, the Company issued Class A Shares and unvested Class P-1(A) Shares to some of the Banks as a result of a $120,000,000 capital contribution.  In connection with this investment, employees invested $5,266,000 in the Company and were issued Class C Shares and unvested Class P-1(C) Shares.  Certain Class P-1(A) Shares and Class P-1(C) Shares vested on July 31, 2018, based on a formula determined by the Company’s new credit platforms’ revenues and any remaining unvested Class P-1(A) Shares and Class P-1(C) Shares were cancelled and as a result  no contingent consideration has been recognized related to these shares subsequent to that date.  The Company recognized contingent consideration for the three months ended March 31, 2018 of $10,070,000 relating to these shares, which is included in net revenue on the consolidated statements of income.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

11.                   Fair Value of Financial Instruments

Certain financial instruments that are not carried at fair value on the consolidated statements of financial condition are carried at amounts that approximate fair value.  These instruments include deposits with clearing organizations and accounts receivable.

Following is a description of the fair value methodologies used for the Company’s instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.

The fair value measurements are as follows (in thousands):

Successor	Quoted Prices in active Markets for Indentical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2019
Assets
Money market funds	$137,502	$—	$—	$137,502
	$137,502	$—	$—	$137,502
As of December 31, 2018
Assets
Money market funds	$127,927	$—	$—	$127,927
	$127,927	$—	$—	$127,927

12.                   Credit Risk

The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker/dealers.  At March 31, 2019 and December 31, 2018 the Company established an allowance for doubtful accounts of $1,253,000 and $1,169,000, respectively, with regard to these receivables.

In the normal course of business the Company, as agent, executes transactions with, and on behalf of, other brokers and dealers.  If the agency transactions do not settle because of failure to perform by either counterparty, the Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transaction.

A substantial number of the Company’s transactions are collateralized and executed with, and on behalf of, a limited number of brokers and dealers.  The Company’s exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the clients’ ability to satisfy their obligations to the Company.

The Company does not expect nonperformance by counterparties in the above situations.  However, the Company’s policy is to monitor its market exposure and counterparty risk.  In addition, the Company has a

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

policy of reviewing, as considered necessary, the credit standing of each counterparty with which it conducts business.

13.                   Commitments and Contingencies

In the normal course of business, the Company enters into user agreements with its dealers which provide the dealers with indemnification from third parties in the event that the electronic marketplaces of the Company infringe upon the intellectual property or other proprietary right of a third party.  The Company’s exposure under these user agreements is unknown as this would involve estimating future claims against the Company which have not yet occurred.  However, based on its experience, the Company expects the risk of a material loss to be remote.

The Company has been named as a defendant, along with dozens of financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions and, separately, interest rate swaps.  The Company was dismissed from the interest rate swaps matter and believes it has substantial defenses to the other plaintiff’s claims and intends to defend itself vigorously.

The Company is a co-defendant in a matter relating to the distribution of financial strength ratings over the Company’s trading platform to one of its customers.  The matter alleges that while certain business units of the client were licensed to receive the data via the Company’s platform, the data was also distributed without authorization to certain end clients of the customer.  The plaintiff claims to have suffered approximately $80,000,000 in damages and also seeks punitive damages, attorneys’ fees and costs.  The Company intends to continue to vigorously defend what the Company believes to be meritless and excessive claims.

The Company records its best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated.  Based on its experience, the Company believes that the amount of damages claimed in a legal proceeding is not a meaningful indicator of the potential liability.  At this time, the Company cannot reasonably predict the timing or outcomes of, or estimate the amount of loss, or range of loss, if any, related to its pending legal proceedings, including the matters described above, and therefore does not have any contingency reserves established for any of these matters.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14.                   Net Income Per Share

On April 4, 2019, the LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the existing membership interests of the Company’s existing equityholders for LLC Interests.  See note 18.  For purposes of calculating net income per share on the consolidated statements of income, the number of outstanding shares has been adjusted retroactively for all periods presented to reflect the above-mentioned amendment and resulting recapitalization.  The following table sets forth the computation of basic and diluted net income per share:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net Income (in thousands)	$42,352	$45,308

Basic Weighted Average Shares Outstanding	222,222,197	213,435,321
Dilutive Effect of equity settled PRSUs	1,098,260	—
Diluted Weighted Average Shares Outstanding	223,320,457	213,435,321

Basic Net Income Per Share	$0.19	$0.21

Diluted Net Income Per Share	$0.19	$0.21

Shares from the contingent consideration payable totaling 5,519,568 for three months ended March 31, 2018 were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

15.                   Regulatory Capital Requirements

TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934.  TEL is subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At March 31, 2019 and December 31, 2018, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU were as follows (in thousands):

As of March 31, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$13,981	$39,711	$26,695	$46,537	$10,532	$4,034
Regulatory Capital Requirement	1,398	1,133	311	17,515	3,804	4,034
Excess Regulatory Capital	$12,583	$38,578	$26,384	$29,022	$6,728	$—

As of December 31, 2018	TWL	DW	TWD	TEL	TWJ
Regulatory Capital	$18,986	$41,164	$24,042	$46,157	$10,592
Regulatory Capital Requirement	2,698	1,803	599	17,493	3,413
Excess Regulatory Capital	$16,288	$39,361	$23,443	$28,664	$7,179

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations.  The required and maintained financial resources and liquid financial assets at March 31, 2019 and December 31, 2018 are as follows (in thousands):

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	As of March 31, 2019		As of December 31, 2018
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$28,912	$18,524	$31,232	$17,837
Required Financial Resources	10,500	5,440	10,500	5,169
Excess Financial Resources	$18,412	$13,084	$20,732	$12,668

Liquid Financial Assets	$15,929	$12,517	$16,662	$11,888
Required Liquid Financial Assets	5,250	2,720	5,250	2,585
Excess Liquid Financial Assets	$10,679	$9,797	$11,412	$9,303

16.                   Employees Savings Plan

The Company sponsors a 401(k) savings plan for its US employees.  Employees may voluntarily contribute up to 75% of their annual compensation, including bonus.  The Company matches 100% of the employee’s contribution, up to 4% of their annual compensation, not to exceed the maximum tax deferred amount, which vests immediately.  Company’s expense for matching contributions for these plans was $2,436,000 and $2,136,000 for the three months ended March 31, 2019 and 2018, respectively.

The Company has deferred compensation plans for its International employees.  Employer contributions to the plans were $425,000 and $398,000 for the three months ended March 31, 2019 and 2018, respectively.

17.                   Business Segment and Geographic Information

The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade pricing and post-trade processing services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.  Information regarding revenue by client sector is as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Net revenue:
Institutional	$109,252	$102,320
Wholesale	39,431	32,595
Retail	21,206	19,036
Market Data	16,903	15,552
Contingent consideration	—	(10,070)
Net revenue	186,792	159,433
Operating expenses	140,515	112,078

Operating income	$46,277	$47,355

The Company operates in the U.S. and internationally, primarily in Europe and Asia.  Revenues are attributed to geographic area based on the jurisdiction where the underlying transactions take place.  The results by geographic region are not meaningful in understanding the Company’s business.  Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.  Information regarding revenue for the three months ended March 31, 2019 and 2018 and long-lived assets as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018

Net Revenue:
U.S.	$119,397	$107,782
International	67,395	61,721
Gross revenue	186,792	169,503
Contingent consideration	—	(10,070)
Total	$186,792	$159,433

	March 31, 2019	December 31, 2018

Long-lived assets
U.S.	$4,277,698	$4,276,568
International	14,237	7,787
Total	$4,291,935	$4,284,355

18.                   Subsequent Events

On April 3, 2019, the Company paid a $100 million distribution to the then current owners of the Company (the “Original LLC Owners”).

Prior to the closing of the Corporation’s IPO on April 8, 2019, the Corporation, the Company and the Original LLC Owners, including those Original LLC Owners that continued to own LLC Interests immediately prior to the closing of the IPO and who received shares of the Corporation’s common stock (collectively, the “Continuing LLC Owners”), completed a series of reorganization transactions (the “Reorganization Transactions”).

On April 4, 2019, in connection with the IPO and the Reorganization Transactions, the LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests, a new single class of common membership interests in the Company; (ii) exchange all of the existing membership interests of the Company’s existing equityholders for LLC Interests; and (iii) appoint the Corporation as the sole manager of the Company. As the sole manager of the Company, the Corporation operates and controls all of the business and affairs of the Company and, through the Company and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because, following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom, the Corporation owns 64.3% of the LLC Interests, the Corporation will consolidate the financial results of the Company and report a non-controlling interest in the Corporation’s consolidated financial statements. The LLC Agreement also requires that the Company at all times maintain (i) a one-to one ratio between the number of shares of the Class A common stock and Class B common stock issued by the Corporation and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class C common stock and Class D common stock issued by the Corporation and the number of LLC Interests owned by the holders of such Class C common stock and Class D common stock.

LLC Interests are redeemable, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis (and such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). The Corporation’s board of directors, which includes directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include such directors in the future, may, at its option, instead of the foregoing redemptions of LLC Interests, cause the Corporation to make a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the LLC Agreement.

Tradeweb Markets LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Corporation assumed sponsorship of the Option Plan and the PRSU Plan formerly sponsored by the Company. Accordingly, all options and PRSUs granted under such plans were converted into economically equivalent awards of the Corporation with respect to shares of the Corporation’s Class A common stock.

On April 8, 2019, the Company entered into a $500 million senior secured revolving credit facility with a five-year term, which includes borrowing capacity available for letters of credit and swingline loans.

On May 8, 2019, the Company declared a cash distribution of $33,378,019 for the second quarter of 2019. This distribution was paid on May 15, 2019 on a pro rata basis to the equityholders of the Company as of May 9, 2019, including the Corporation, for the purpose of funding the Corporation’s cash dividend of $0.08 per share of Class A common stock and Class B common stock payable on June 15, 2019 and to fund the tax liabilities on the equityholders’ allocable share of taxable income from the Company.

There were no other subsequent events requiring adjustment to the consolidated financial statements or disclosure.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion of our historical financial position and results of operations does not give effect to the completion of our IPO or the Reorganization Transactions, which are described in the notes to unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, money markets and equities. We are a global company serving clients in 62 countries with offices in North America, Europe and Asia. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.

Our institutional client sector serves institutional investors in 37 markets across 24 currencies, and in 62 countries around the globe. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.

In our wholesale client sector, we provide a broad range of electronic, voice and hybrid platforms to more than 300 dealers and financial institutions with more than 90 actively trading on our electronic or hybrid markets with our Dealerweb platform. This platform was launched in 2008 following the acquisition of inter-dealer broker Hilliard Farber & Co., Inc. In 2011, we acquired the brokerage assets of Rafferty Capital Markets. Today, Dealerweb actively competes across a range of rates, credit, derivatives and equity markets.

In our retail client sector, we provide advanced trading solutions for financial advisory firms and traders with our Tradeweb Direct platform. We entered the retail sector in 2006 and launched our Tradeweb Direct platform following the 2013 acquisition of BondDesk Group LLC, which was built to bring innovation and efficiency to the wealth management community. Tradeweb Direct has provided financial advisory firms access to live offerings, accurate pricing in the marketplace and fast execution.

Our markets are large and growing. Electronic trading continues to increase across the markets in which we operate as a result of market demand for greater transparency, higher execution quality, operational efficiency and lower costs, as well as regulatory changes. We believe our deep client relationships, asset class breadth, geographic reach, regulatory knowledge and scalable technology position us to continue to be at the forefront of the evolution of electronic trading. Our platforms provide transparent, efficient, cost-effective and compliant trading solutions across multiple products, regions and regulatory regimes. As market participants seek to trade across multiple asset classes, reduce their costs of trading and increase the effectiveness of their trading, including through the use of data and analytics, we believe the demand for our platforms and electronic trading solutions will continue to grow.

Trends and Other Factors Impacting Our Performance

Economic Environment

Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.

While our business is impacted by the overall activity of the market and market volatility, our revenues consist of a mix of fixed and variable fees that partially mitigates this impact. More importantly, we are actively engaged in the further electronification of trading activities, which will help mitigate this impact as we believe secular growth trends can partially offset market volatility risk.

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the current presidential administration. The impact of any reform efforts on us and our operations remains uncertain. In addition, as a result of the referendum in favor of the United Kingdom’s withdrawal from the European Union (“Brexit”) in June 2016, which is currently scheduled to occur on October 31, 2019, we have incurred additional costs to address the potential effects of Brexit, including costs associated with establishing a new regulated subsidiary in the Netherlands. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. For example, our 2018 revenue increased due in part to increased trading volumes as a result of, and the introduction of our new Approved Publication Arrangement (“APA”) service in connection with, the implementation of Markets in Financial Instruments Directive II (“MiFID II”) in January 2018.

Competitive Environment

We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platforms. Our ability to compete is influenced by key factors such as (i) developments in trading platforms and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platforms, (v) our ability to hire and retain talent and (vi) our ability to maintain the security of our platforms and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices.

Technology and Cybersecurity Environment

Our business and its success are largely impacted by the introduction of increasingly complex technology, sophisticated systems, infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements by utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on technology infrastructure initiatives and continually improve our platforms and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cyber security incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.

Foreign Currency Exchange Rate Environment

We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. During the three months ended March 31, 2019 and 2018, approximately 30.3% and 29.1%, respectively, of our gross revenue and 15.1% and 16.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar, almost entirely the Euro for gross revenue and the British pound sterling for operating expenses. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See “Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q.

Effect of Pushdown Accounting on our Financial Statements

As a result of the Refinitiv Transaction, and the application of pushdown accounting, our assets and liabilities were adjusted to their estimated fair values as of October 1, 2018, the closing date of the Refinitiv Transaction. These adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of our assets and the related increase in depreciation of tangible assets and amortization of our intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability. Additionally, the excess of the portion of the total purchase price of the Refinitiv Transaction attributable to the purchase of our assets and liabilities over their estimated fair value as of the closing date of the Refinitiv Transaction was allocated to goodwill. Goodwill is subject to annual impairment testing. Amounts allocated to intangible assets with definite lives are subject to amortization over the estimated useful life of the asset. See “Note 3” to the unaudited consolidated financial statements of Tradeweb Markets LLC included elsewhere in this Quarterly Report on Form 10-Q and “— Critical Accounting Policies and Estimates — Pushdown Accounting.”

Due to the change in the basis of accounting resulting from the application of pushdown accounting, the financial information for the period beginning on October 1, 2018, and through and including March 31, 2019, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period,” are not necessarily comparable. As discussed above, the new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense and decreased occupancy expense. However, the change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact revenues, employee compensation and benefits expense, general and administrative expense, technology and communications expense or professional fees.

Taxation and Public Company Expenses

Beginning with the second quarter of 2019, we will be subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and will be taxed at prevailing corporate tax rates. Our actual effective tax rate is impacted by our ownership share of Tradeweb Markets LLC, which will increase over time as the Continuing LLC Owners exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable. In addition to tax expenses, we also incur expenses related to our operations. Furthermore, in connection with the IPO, we entered into the Tax Receivable Agreement pursuant to which we will make payments that we expect to be significant. We intend to cause TWM LLC to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including payments under the Tax Receivable Agreement.

Historically, Thomson Reuters and related entities provided certain services and activities to support our business, including human resources, finance, tax and accounting services, market data services, client services, technology services, sales and customer support services and real estate and facilities support. Refinitiv will continue to provide market data services and insurance and, at least in the near term, office space and related services. We do not anticipate that we will incur any material increased expenses if we transition away from Refinitiv for these services in the future.

In addition, as a public company, we have started to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to increase as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements for future periods will reflect the impact of these expenses.

Components of our Results of Operations

Revenues

Our gross revenue is derived primarily from transaction fees, subscription fees, commissions and market data fees. For the three months ended March 31, 2018, our gross revenue is offset by contingent consideration recognized as a contra-revenue adjustment related to the achievement of specific revenue earnout milestones, as further described below. This contingent consideration vested on, and has no additional impacts on our results of operations after, July 31, 2018. We believe that gross revenue is the key driver of our operating performance and therefore is the revenue measure we utilize to assess our business on a period by period basis.

Transaction Fees

We earn transaction fees from transactions executed on our trading platforms through various fee plans. Transaction fees are generated on both a variable and fixed price basis and vary by geographic region, product type and trade size. For most of our products, clients pay both fixed minimum monthly transaction fees and variable transaction fees on a per transaction basis in excess of the monthly minimum. For certain of our products, clients also pay a subscription fee in addition to the minimum monthly transaction fee. For other products, instead of a minimum monthly transaction fee, clients pay a subscription fee and variable or fixed transaction fees on a per transaction basis. For variable transaction fees, we charge clients fees based on the mix of products traded and the volume of transactions executed. Transaction volume is determined by using either a measure of the notional volume of the products traded or a count of the number of trades. We typically charge higher fees for products that are less actively traded. In addition, because transaction fees are sometimes subject to fee plans with tiered pricing based on product mix, volume, monthly minimums and monthly maximum fee caps, average transaction fees per million generated for a client may vary each month depending on the mix of products and volume traded. Furthermore, because transaction fees vary by geographic region, product type and trade size, our revenues may not correlate with volume growth.

Subscription Fees

We earn subscription fees primarily for granting clients access to our markets for trading and market data. For a limited number of products, we only charge subscription fees and no transaction fees. Subscription fees are generally generated on a fixed price basis.

For purposes of our discussion of our results of operations, we include Refinitiv (formerly Thomson Reuters) market data fees in subscription fees. We earn fixed license fees from our market data license agreement with Refinitiv. We also earn royalties from Refinitiv for referrals of new Eikon customers based on customer conversion rates. Royalties may fluctuate from period to period depending on the numbers of customer conversions achieved by Refinitiv during the applicable royalty fee earning period, which is typically seven years from the date of the initial referral.

Commissions

We earn commission revenue from our electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. For TBA-MBS, U.S. Treasury and repurchase agreement transactions executed by our wholesale clients, we also generate revenue from fixed commissions that are generally invoiced monthly.

Contingent Consideration

In 2014, we issued Class A Shares and unvested Class P1-(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution to facilitate our expansion into new credit products. In connection with this investment, certain employees also invested $5.3 million in us and were issued Class C Shares and unvested Class P1-(C) Shares. The Class P1-(A) Shares vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the growth of specified credit products (the “Credit Initiative Earnout”). Prior to the July 31, 2018 vesting, we recognized contingent consideration with respect to the Credit Initiative Earnout as a contra-revenue adjustment, which partially offset gross revenue for the three months ended March 31, 2018. See “— Critical Accounting Policies and Estimates — Contingent Consideration” for a discussion of the calculation of contingent consideration. The value of the contingent consideration of $156.2 million was finalized and contributed to members’ capital or employee equity compensation payable on July 31, 2018 and we therefore no longer recognize any contra-revenue adjustments from the Credit Initiative Earnout subsequent to that date.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, and stock-based compensation cost. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring new employees, trading activity which generates broker commissions and, beginning with the second quarter of 2019, the share price of our Class A common stock. As we grow our business, we expect to hire additional employees. As a result, we expect employee compensation and benefits expense to increase as we hire additional employees and as our revenues and earnings grow. As a result, employee compensation and benefits can vary from period to period.

Depreciation and Amortization

Depreciation and amortization expense consists of costs relating to the depreciation and amortization of other intangible assets, acquired and internally developed software, leasehold improvements, furniture and equipment. As discussed in “— Effect of Pushdown Accounting on our Financial Statements,” we applied pushdown accounting as a result of the Refinitiv Transaction and therefore depreciation and amortization expense in Successor reporting periods will differ from amounts reported in Predecessor periods.

General and Administrative

General and administrative expense consists of travel and entertainment, marketing, value-added taxes, state use taxes, foreign currency transaction gains and losses, charitable contributions, other administrative expenses and bad debt expense. We expect general and administrative expense to increase as we expand the number of our employees and product offerings and grow our operations.

Technology and Communications

Technology and communications expense consists of costs relating to software and hardware maintenance, our internal network connections, data center costs, clearance costs and data feeds provided by third-party service providers, including Refinitiv pursuant to a shared services agreement. Factors that influence technology and communications expense include the growth of our client base and product offerings.

Professional Fees

Professional fees consist primarily of accounting, tax and legal fees and fees paid to technology and software consultants to maintain our trading platforms and infrastructure. Accounting, tax and legal fees are expected to grow as a result of the changes in our structure and operations that we will continue to implement as a public company. Factors that influence technology and software consulting expense include the growth of our client base and product offerings.

Occupancy

Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in the United States and the United Kingdom. Fees incurred by us under a shared services agreement with Refinitiv for office space are also included in occupancy expense. We expect occupancy expense to increase as we expand the number of our employees and grow our operations. As discussed in “— Effect of Pushdown Accounting on our Financial Statements,” we applied pushdown accounting as a result of the Refinitiv Transaction and therefore occupancy expense in Successor reporting periods will differ from amounts reported in Predecessor periods.

Net Interest Income (Expense)

Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Beginning with the second quarter of 2019, interest expense will consist of interest payable on the Revolving Credit Facility, if any.

Income Taxes

TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly is not required to maintain an income tax provision on its earnings. Income taxes consist of unincorporated business taxes on income earned or losses incurred by conducting business in certain state and local jurisdictions. Income taxes also includes income taxes on income earned in foreign jurisdictions on certain of our operations as well as federal and state income taxes on income earned or losses incurred, both current and deferred, from subsidiaries that are taxed as corporations for U.S. tax purposes. Beginning with the second quarter of 2019, we will also be subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and will be taxed at prevailing corporate tax rates.

Results of Operations

Three Months Ended March 31, 2019 (Successor) and Three Months Ended March 31, 2018 (Predecessor)

The following table sets forth a summary of our statements of income for the three months ended March 31, 2019 and 2018:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(dollars in thousands)
Gross revenue	$186,792	$169,503
Contingent consideration	—	(10,070)
Net revenue	186,792	159,433
Total expenses	140,515	112,078
Operating income	46,277	47,355
Net interest income	858	471
Income before taxes	47,135	47,826
Income taxes	(4,783)	(2,518)
Net income	$42,352	$45,308

Overview

During the three months ended March 31, 2019, our business was impacted by a number of factors, including higher client trading activity, driving revenue increases in rates, credit, equities and money markets trading. Our market data business also grew due to the expansion of our market data license agreement with Refinitiv.

Gross revenue increased by $17.3 million or 10.2% to $186.8 million for the three months ended March 31, 2019 from $169.5 million for the three months ended March 31, 2018. This increase in gross revenue was mainly due to higher trading volumes resulting in a $12.5 million increase in transaction fees and a $6.3 million increase in commissions. Net revenue increased by $27.4 million or 17.2% to $186.8 million for the three months ended March 31, 2019 from $159.4 million for the three months ended March 31, 2018. Non-cash contingent consideration decreased by $10.1 million for the three months ended March 31, 2019 as a result of the vesting of the Credit Initiative Earnout at July 31, 2018.

Total expenses for the three months ended March 31, 2019 and 2018 were $140.5 million and $112.1 million, respectively. Total expenses for the three months ended March 31, 2019 were impacted by higher employee compensation and benefits expense, higher professional fees and higher general and administrative costs, specifically foreign exchange losses. Total expenses for the three months ended March 31, 2019 were also impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting.

Income before taxes for the three months ended March 31, 2019 and 2018 was $47.1 million and $47.8 million, respectively. Net income for the three months ended March 31, 2019 and 2018 was $42.4 million and $45.3 million, respectively. Income before taxes and net income for the three months ended March 31, 2019 were negatively impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting, resulting in a $16.7 million increase in depreciation and amortization expense, partially offset by higher revenues.

Revenues

Our revenues for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change
		(dollars in thousands)
Revenues
Transaction fees	$102,640	54.9%	$90,139	53.2%	$12,501	13.9%
Subscription fees(1)	48,061	25.7%	48,563	28.7%	(502)	(1.0)%
Commissions	34,197	18.3%	27,883	16.4%	6,314	22.6%
Other	1,894	1.0%	2,918	1.7%	(1,024)	(35.1)%
Gross revenue	186,792	100.0%	169,503	100.0%	17,289	10.2%
Contingent consideration	—		(10,070)		10,070	(100)%
Net revenue	$186,792		$159,433		$27,359	17.2%
Components of gross revenue growth:
Constant currency growth(2)						12.6%
Foreign currency impact						(2.4)%
Total gross revenue growth						10.2%

(1)         Subscription fees for the three months ended March 31, 2019 and 2018 include $13.6 million and $12.2 million, respectively, of Refinitiv market data fees.

(2)         Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the impact of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2018. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.

Our variable and fixed revenues by fee type for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
		(dollars in thousands)
Revenues
Transaction fees	$78,915	$23,725	$69,637	$20,502	$9,278	$3,223	13.3%	15.7%
Subscription fees(1)	455	47,606	475	48,088	(20)	(482)	(4.2)%	(1.0)%
Commissions	24,310	9,887	17,780	10,103	6,530	(216)	36.7%	(2.1)%
Other	303	1,591	12	2,906	291	(1,315)	2,421%	(45.2)%
Gross revenue	$103,983	$82,809	$87,904	$81,599	$16,079	$1,210	18.3%	1.5%

(1)         Subscription fees for the three months ended March 31, 2019 and 2018 include $13.6 million and $12.2 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

Transaction fees. Transaction fees increased by $12.5 million or 13.9% to $102.6 million for the three months ended March 31, 2019 from $90.1 million for the three months ended March 31, 2018 primarily due to increased volumes for U.S and European rates derivatives products, U.S. and European ETFs and U.S. credit products.

Subscription fees. Subscription fees decreased by $0.5 million or (1.0)% to $48.1 million for the three months ended March 31, 2019 from $48.6 million for the three months ended March 31, 2018 primarily due to lower European government bond fees, and software development fees, partially offset by higher market data fees.

Commissions. Commissions increased by $6.3 million or 22.6% to $34.2 million for the three months ended March 31, 2019 from $27.9 million for the three months ended March 31, 2018 primarily due to higher trading volumes for U.S. corporate bonds and U.S. treasuries.

Other. Other revenue decreased by $1.0 million or (35.1)% to $1.9 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018 primarily as a result of lower fees from a third party for certain licensing and development in Canada.

Contingent consideration. There was no contingent consideration for the three months ended March 31, 2019 due to the vesting of the Credit Initiative Earnout at July 31, 2018. Contingent consideration for the three months ended March 31, 2018 was $10.1 million.

Our gross revenue by client sector for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$109,252	$102,320	$6,932	6.8%
Wholesale	39,431	32,595	6,836	21.0%
Retail	21,206	19,036	2,170	11.4%
Market Data	16,903	15,552	1,351	8.7%
Total gross revenue	$186,792	$169,503	$17,289	10.2%

Institutional. Revenues from our Institutional client sector increased by $6.9 million or 6.8% to $109.3 million for the three months ended March 31, 2019 from $102.3 million for the three months ended March 31, 2018. The increase was derived primarily from increased volumes for U.S. and European rates derivatives products, partially offset by the impact of foreign exchange, mainly the deterioration of the euro.

Wholesale. Revenues from our Wholesale client sector increased by $6.8 million or 21.0% to $39.4 million for the three months ended March 31, 2019 from $32.6 million for the three months ended March 31, 2018. The increase was derived primarily from U.S. session-based trading volumes.

Retail. Revenues from our Retail client sector increased by $2.2 million or 11.4% to $21.2 million for the three months ended March 31, 2019 from $19.0 million for the three months ended March 31, 2018. The increase was derived primarily from higher trading volumes for U.S. corporate and municipal bonds.

Market Data. Revenues from our Market Data client sector increased by $1.4 million or 8.7% to $16.9 million for the three months ended March 31, 2019 from $15.6 million for the three months ended March 31, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv and increased Gilt closing price revenues.

Our gross revenue by asset class for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$104,090	$93,913	$10,177	10.8%
Credit	39,435	34,733	4,702	13.5%
Equities	11,798	10,192	1,606	15.8%
Money Markets	9,562	8,114	1,448	17.8%
Market Data	16,903	15,552	1,351	8.7%
Other Fees	5,004	6,999	(1,995)	(28.5)%
Total gross revenue	$186,792	$169,503	$17,289	10.2%

Our variable and fixed revenues by asset class for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
		(dollars in thousands)
Revenues
Rates	$53,650	$50,440	$45,068	$48,845	$8,582	$1,595	19.0%	3.3%
Credit	34,358	5,077	29,613	5,120	4,745	(43)	16.0%	(0.8)%
Equities	10,152	1,646	8,521	1,671	1,631	(25)	19.1%	(1.5)%
Money Markets	5,823	3,739	4,702	3,412	1,121	327	23.8%	9.6%
Market Data	—	16,903	—	15,552	—	1,351	—	8.7%
Other	—	5,004	—	6,999	—	(1,995)	—	(28.5)%
Gross revenue	$103,983	$82,809	$87,904	$81,599	$16,079	$1,210	18.3%	1.5%

Rates. Revenues from our Rates asset class increased by $10.2 million or 10.8% to $104.1 million for the three months ended March 31, 2019 from $93.9 million for the three months ended March 31, 2018 primarily due to increased volumes in U.S. and European derivatives and U.S. treasuries.

Credit. Revenues from our Credit asset class increased by $4.7 million or 13.5% to $39.4 million for the three months ended March 31, 2019 from $34.7 million for the three months ended March 31, 2018 primarily due to increased volumes for U.S. corporate and municipal bonds.

Equities. Revenues from our Equities asset class increased by $1.6 million or 15.8% to $11.8 million for the three months ended March 31, 2019 from $10.2 million for the three months ended March 31, 2018 primarily due to increased volumes for U.S. and European ETFs.

Money Markets. Revenues from our Money Markets asset class increased by $1.4 million or 17.8% to $9.6 million for the three months ended March 31, 2019 from $8.1 million for the three months ended March 31, 2018 primarily due to increased volumes for U.S. and European repurchase agreements and certificates of deposit.

Market Data.  Revenues from Market Data increased by $1.4 million or 8.7% to $16.9 million for the three months ended March 31, 2019 from $15.6 million for the three months ended March 31, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv and increased Gilt closing price revenues.

Other Fees. Revenues from Other Fees decreased by $2.0 million or (28.5)% to $5.0 million for the three months ended March 31, 2019 from $7.0 million for the three months ended March 31, 2018 primarily due to lower fees from a third party for certain licensing and development in Canada and the timing of Retail fees for software development and implementation.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
	ADV	Volume	ADV	Volume	ADV Change
	(dollars in millions)
Rates	$431,380	$26,453,386	$344,740	$21,142,985	25.1%
Credit	16,383	1,009,820	14,999	926,776	9.2%
Equities	7.702	475,731	9,977	612,528	(22.8)%
Money Markets	191,123	11,771,688	164,517	10,071,040	16.2%

We believe the increases in average daily volumes in the three months ended March 31, 2019 for most asset classes can be attributed to various factors, including increased volatility across our rates, credit and money markets asset classes, further electronification of trading activities, increase in market share, new products and new clients.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2019 and 2018 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) pricing. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Rates asset class decreased 5.4% for the three months ended March 31, 2019 while gross revenue for our Rates asset class increased 10.8% over the same period.

	March 31,
	2019	2018	$ Change	% Change
Rates	$2.02	$2.13	$(0.11)	(5.4)%
Credit	34.03	32.03	2.00	6.2%
Equities	21.36	13.91	7.45	53.4%
Money Markets	0.49	0.47	0.02	5.8%

Rates average variable fees per million was impacted by volume tier discounts in cash products. Credit average variable fees per million was impacted by a shift in volumes from derivatives towards cash. Equities average variable fees per million was impacted by a mix shift in volumes towards institutional ETFs. Money Markets average variable fees per million was impacted by a shift in volumes within non-repurchase agreement products.

Our gross revenue by geography (based on client location) for the three months ended March 31, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$119,397	$107,782	11,615	10.8%
International	67,395	61,721	5,674	9.2%
Total gross revenue	$186,792	$169,503	17,289	10.2%

U.S. Revenues from U.S. clients increased by $11.6 million or 10.8% to $119.4 million for the three months ended March 31, 2019 from $107.8 million for the three months ended March 31, 2018 primarily due to higher trading volumes from our U.S. credit products, U.S. ETFs, dollar swaps, treasuries and municipal bonds.

International. Revenues from International clients increased by $5.7 million or 9.2% to $67.4 million for the three months ended March 31, 2019 from $61.7 million for the three months ended March 31, 2018 primarily due to increased volumes for European interest rate swaps, China bonds and European credit default indexes. Fluctuations in foreign currency rates decreased our International gross revenue by $2.3 million.

Operating Expenses

Our expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Employee compensation and benefits	$77,273	$71,570
Depreciation and amortization	33,503	16,268
General and administrative	9,089	6,517
Technology and communications	10,040	8,463
Professional fees	6,971	5,538
Occupancy	3,639	3,722
	$140,515	$112,078

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $5.7 million or 8.0% to $77.3 million for the three months ended March 31, 2019 from $71.6 million for the three months ended March 31, 2018. The increase was primarily due to a $4.2 million increase in salaries and benefits, due to an increase in employee headcount, and an increase in commissions of $1.8 million due to higher Wholesale revenues. Total employee headcount increased to 931 as of March 31, 2019 from 848 as of March 31, 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2019 was $33.5 million. Depreciation and amortization expense for the three months ended March 31, 2018 was $16.3 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, we adjusted our assets and liabilities to their estimated fair values as of October 1, 2018, which resulted in an increase in depreciation of tangible assets and amortization of our intangible assets. The impact of such adjustments increased depreciation and amortization expense during the three months ended March 31, 2019 by $16.7 million.

General and Administrative. General and administrative expense increased by $2.6 million or 39.5% to $9.1 million for the three months ended March 31, 2019 from $6.5 million for the three months ended March 31, 2018. The increase was primarily a result of an increase in foreign exchange losses of $1.9 million, which includes a $0.9 million loss due to the revaluation of foreign denominated cash, and one-time IPO related fees.

Technology and Communications. Technology and communications expense increased by $1.6 million or 18.6% to $10.0 million for the three months ended March 31, 2019 from $8.5 million for the three months ended March 31, 2018. The increase was primarily due to increases in cybersecurity spend, infrastructure initiatives and increased clearance fees as a result of higher trading volumes.

Professional Fees. Professional fees increased by $1.4 million or 25.9% to $7.0 million for the three months ended March 31, 2019 from $5.5 million for the three months ended March 31, 2018. The increase was primarily due to tax advisory and audit fees, including fees incurred in preparation for the IPO.

Occupancy. Occupancy expense for the three months ended March 31, 2019 was $3.6 million. Occupancy expense for the three months ended March 31, 2018 was $3.7 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, at October 1, 2018, we established a leasehold interest liability, which resulted in a $0.1 million decrease in occupancy expense during the three months ended March 31, 2019.

Net Interest Income (Expense)

Net interest income (expense) increased by $0.4 million to interest income of $0.9 million for the three months ended March 31, 2019 from interest income of $0.5 million. Net interest income for the three months ended March 31, 2019 and 2018 was impacted by higher interest rates.

Income Taxes

Provision for income taxes for the three months ended March 31, 2019 was $4.8 million. Provision for income taxes for the three months ended March 31, 2018 was $2.5 million. Provision for income taxes for the three months ended March 31, 2019 was impacted by increased earnings in certain subsidiaries and foreign jurisdictions which resulted in higher tax expense.

Liquidity and Capital Resources

Overview

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

Historically, we have generated significant cash flows from operations and have funded our business operations through cash on hand and cash flows from operations.

Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, and our expected dividend payments. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

We expect to fund our liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the event of an unexpected event in the future, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.

We believe that our projected cash position, cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility, will be sufficient to fund our liquidity requirements for at least the next 12 months. However, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions may require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.

As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $361.6 million and $410.1 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

Factors Influencing Our Liquidity and Capital Resources

Dividend Policy

We intend to pay quarterly cash dividends on our Class A common stock and Class B common stock initially equal to $0.08 per share, beginning with the second quarter of 2019. Based on 46,000,000 shares of Class A common stock and 96,933,192 shares of Class B common stock outstanding, this dividend policy implies a quarterly cash requirement of approximately $11.4 million (or an annual cash requirement of approximately $45.7 million). As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.

The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, only from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole managing member of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. In addition, when TWM LLC makes distributions, the Continuing LLC Owners will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions.

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. We currently intend to increase the amount of our expected quarterly dividends in line with free cash flow growth, if any, after giving effect to required tax distributions to be paid by TWM LLC; however, any future determination to change the amount of dividends and/or declare special dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions and other factors that our board of directors considers relevant.

On April 3, 2019, in connection with the IPO, TWM LLC made a cash distribution to the Original LLC Owners in an aggregate amount of $100.0 million.

On May 15, 2019, TWM LLC made a cash distribution to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $34.4 million.

The board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2019. This dividend will be payable on June 15, 2019 to stockholders of record as of June 1, 2019.

Indebtedness

As of March 31, 2019 and December 31, 2018, we had no outstanding indebtedness.

Historically, the Company has only issued debt in connection with significant investment transactions and all debt issued by the Company has been issued to subsidiaries of Thomson Reuters.

Concurrently with the closing of the IPO, we entered into the Revolving Credit Facility. The Revolving Credit Facility permits borrowings of up to $500.0 million, and includes borrowing capacity available for letters of credit and swingline loans. The Revolving Credit Facility will mature on April 8, 2024. We expect that the Revolving Credit Facility will be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.

Capital Requirements

Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2019 and December 31, 2018, each of our regulated subsidiaries had net capital or financial resources in excess of their minimum requirements which in aggregate was $44.1 million and $41.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.

Fails to Deliver/Fails to Receive

At times, transactions executed on our wholesale platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers, dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset.

Working Capital

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, accounts payable, accrued expenses and other liabilities, employee equity compensation payable and payable to affiliates. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions. Our working capital as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Cash and cash equivalents	$361,608	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations	88,422	174,591
Deposits with clearing organizations	8,872	11,427
Accounts receivable	94,284	87,192
Receivable from affiliates	3,026	3,243
Current assets	557,412	687,757
Payable to brokers and dealers and clearing organizations	81,214	171,214
Accrued compensation	54,087	120,158
Deferred revenue	28,487	27,883
Accounts payable, accrued expenses and other liabilities	29,885	42,548
Employee equity compensation payable	108	24,187
Lease liability	9,740	—
Payable to affiliates	6,050	5,009
Current liabilities	209,571	390,999
Working capital	$347,841	$296,758

Current assets

Current assets decreased to $557.4 million as of March 31, 2019 from $687.8 million as of December 31, 2018 due to payments for annual accrued compensation and employee equity compensation. In addition, there was a decrease  in receivable from brokers and dealers and clearing organizations resulting from a lower number of fails to deliver as a result of lower unsettled wholesale platform transactions.

Current liabilities

Current liabilities decreased to $209.6 million as of March 31, 2019 from $391.0 million as of December 31, 2018 due to payments for annual accrued compensation and employee equity compensation. In addition, there was a decrease in payable to brokers and dealers and clearing organizations resulting from a lower number of fails to receive as a result of lower unsettled wholesale platform transactions.

See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”

Cash Flows

Our cash flows for the three months ended March 31, 2019 and 2018 were as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Net cash flows (used in) operating activities	$(21,079)	$(14,226)
Net cash flows (used in) investing activities	(8,283)	(7,442)
Net cash flows (used in) financing activities	(20,000)	(25,000)
Effect of exchange rate changes on cash and cash equivalents	866	1,813
Net decrease in cash and cash equivalents	$(48,496)	$(44,855)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, contingent consideration and deferred revenue. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.

Net cash used in operating activities for the three months ended March 31, 2019 was $(21.1) million, which was primarily driven by annual payments for accrued compensation and employee equity compensation. Net cash used in operating activities for the three months ended March 31, 2018 was $(14.2) million, which was primarily driven by annual payments for accrued compensation.

Investing Activities

Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.

Net cash used in investing activities was $8.3 million for the three months ended March 31, 2019, which consisted of $6.8 million of capitalized software development costs and $1.5 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $7.4 million for the three months ended March 31, 2018, which consisted of $6.2 million of capitalized software development costs and $1.2 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Financing Activities

Financing activities consist of distributions to the Original LLC Owners.

Net cash used in financing activities for the three months ended March 31, 2019 was $20.0 million, which consisted of capital distributions. Net cash used in financing activities for the three months ended March 31, 2018 was $25.0 million, which consisted of capital distributions.

Non-GAAP Financial Measures

Free Cash Flow

In addition to cash flow from operating activities presented in accordance with GAAP, we use Free Cash Flow to measure liquidity. Free Cash Flow is defined as cash flow from operating activities less expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.

We present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations after expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.

Free Cash Flow has limitations as an analytical tool, and you should not consider Free Cash Flow in isolation or as an alternative to cash flow from operating activities or any other liquidity measure determined in accordance with GAAP. You are encouraged to evaluate each adjustment. In addition, in evaluating Free Cash Flow, you should be aware that in the future, we may incur expenditures similar to the adjustments in the presentation of Free Cash Flow. In addition, Free Cash Flow may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2019 and 2018:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Cash flow from operating activities	$(21,079)	$(14,226)
Less: Capitalization of software development costs	(6,767)	(6,198)
Less: Purchases of furniture, equipment and leasehold improvements	(1,516)	(1,244)
Free Cash Flow	$(29,362)	$(21,668)

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS

In addition to net income presented in accordance with GAAP, we present Adjusted EBITDA and Adjusted EBITDA margin as a measure of our operating performance and Adjusted Net Income and Adjusted Diluted EPS as a measure of our profitability.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA is defined as net income before contingent consideration, interest income, net, provision for income taxes, depreciation and amortization, adjusted for the impact of certain other items, including gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by gross revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude contingent consideration because it is equity settled and its balance is based on our value at a certain time and may not reflect our actual operating performance. In addition, beginning with the second quarter of 2019, we expect to also exclude stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation.” We believe it will be useful to exclude stock based compensation expense because the amount of expense associated with the Special Option Award may not directly correlate to the underlying performance of our business and will vary across periods. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance and believe it is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA and Adjusted EBITDA margin.

Adjusted Net Income and Adjusted Diluted EPS

Adjusted Net Income is defined as net income before contingent consideration, acquisition and Refinitiv Transaction related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an effective tax rate assuming TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares outstanding for the applicable period. We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. In addition to excluding contingent consideration for the reasons described above, we believe it is useful to exclude the depreciation and amortization of acquisition related tangible and intangible assets resulting from certain acquisitions, the Refinitiv Transaction and the application of pushdown accounting in order to facilitate a period-over-period comparison of our financial performance. Beginning with the second quarter of 2019, we expect to also exclude stock-based compensation expense associated with the Special Option Award for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider these non-GAAP financial measures in isolation or as alternatives to net income, operating income, gross margin, net income per diluted share or any other financial measure derived in accordance with GAAP. You are encouraged to evaluate each adjustment and, as applicable, the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of these non-GAAP financial measures. Our presentation of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The table set forth below presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2019 and 2018:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Net income	$42,352	$45,308
Contingent consideration	—	10,070
Interest income, net	(858)	(471)
Depreciation and amortization	33,503	16,268
Provision for income taxes	4,783	2,518
Unrealized foreign exchange (gains) / losses	(293)	(968)
(Gain) / loss from revaluation of foreign denominated cash(1)	860	(44)
Adjusted EBITDA	$80,347	$72,681
Adjusted EBITDA margin(2)	43.0%	42.9%

(1)         Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.

(2)         Adjusted EBITDA margin increased by 14 basis points or 80 basis points on a constant currency basis. Adjusted EBITDA margin growth on a constant currency basis, which is a non-GAAP financial measure, is defined as Adjusted EBITDA margin growth excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin excluding the impact of foreign currency fluctuations is calculated by translating the current period and prior period’s results using the average exchange rates for 2018. We use Adjusted EBITDA margin growth on a constant currency basis as a supplemental metric to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing Adjusted EBITDA margin growth on a constant currency basis provides a useful comparison of our Adjusted EBITDA margin and trends between periods.

The table set forth below provides a reconciliation of net income to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2019 and 2018:

	Successor	Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(in thousands)
Net income per diluted share	$0.19	$0.21
Net income	$42,352	$45,308
Provision for income taxes	4,783	2,518
Contingent consideration	—	10,070
Acquisition and Refinitiv Transaction related depreciation and amortization(1)	23,209	6,506
Unrealized foreign exchange (gains) / losses	(293)	(968)
(Gain) / loss from revaluation of foreign denominated cash(2)	860	(44)
Adjusted Net Income before income taxes	70,911	63,390
Adjusted income taxes(3)	(18,721)	(16,735)
Adjusted Net Income	$52,190	$46,655
Diluted weighted average number of shares outstanding	222,320,457	213,435,321
Adjusted Diluted EPS	$0.23	$0.22

(1)         Represents acquisition related intangibles amortization, increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

(2)         Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.

(3)         Represents corporate income taxes at an assumed effective tax rate of 26.4%, for the three months ended March 31, 2019 and 2018 applied to Adjusted Net Income before income taxes.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Management evaluates its accounting policies, estimates and judgments on an on-going basis.

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in “Note 2 — Summary of Significant Accounting Policies” to the unaudited consolidated financial statements of Tradeweb Markets LLC included elsewhere in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include pushdown accounting, intangible assets, goodwill, software development costs, stock based compensation, contingent consideration payable and current and deferred income taxes.

Pushdown Accounting

The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv on the date of the Refinitiv Transaction. We, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of our fair value above the fair value accounting basis of our net assets and liabilities is recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability.

In determining the fair value of the assets acquired and the liabilities assumed, we considered a report of a third-party valuation expert. Management is responsible for these internal and third-party valuations and appraisals and they are continuing to review the amounts and allocations to finalize these amounts. We have one year from the date of the Refinitiv Transaction to finalize these amounts.

Intangible Assets

We amortize our intangible assets over the estimated useful lives and test for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. We test our intangible assets with an indefinite useful life for impairment at least annually. An impairment loss is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. Intangible assets are amortized over their estimated useful lives of seven to sixteen years.

Goodwill

Goodwill arises out of pushdown accounting and business combinations and is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. We test our goodwill at least annually for impairment and recognize an impairment loss if the estimated fair value of a reporting unit is less than its net book value. The Company is one reporting unit for goodwill impairment testing purposes. The fair value of a reporting unit is calculated using a discounted cash flow or a revenues and earnings multiple approach. We calculate such loss as the difference between the estimated fair value of goodwill and its carrying value. If future events or results differ adversely from the estimates and assumptions made at acquisition or as part of subsequent impairment tests, we may record increased amortization or impairment charges in the future.

Software Development Costs

We capitalize certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, including among other items, employee compensation and related benefits and third-party consulting costs incurred during the application development stage which directly contribute to such development. Once the product is ready for its intended use, such costs are amortized on a straight-line basis over three years. Costs capitalized as part of the pushdown accounting allocation are amortized over nine years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Due to rapidly changing technology and the uncertainty of the software development process itself, future results could be affected if management’s current assessment of its software projects differs from actual performance.

Revenue Recognition

We earn transaction fees from transactions executed on our trading platforms through various fee plans. Transaction fees are generated on both a variable and fixed price basis and vary by geographic region, product type and trade size. For variable transaction fees, we charge clients fees based on the mix of products traded and the volume of transactions executed.

We earn subscription fees primarily for granting clients access to our markets for trading and market data. Subscription fees are generally generated on a fixed price basis.

We earn commission revenue from our electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product.

We earn fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees are real-time market data fees which are recognized in the period that the data is provided, generally on a monthly basis, and fees for historical data sets which are recognized when the historical data set is provided to Refinitiv.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the measurement or timing of recognition of revenue in any prior reporting periods. However, in the current reporting period, we were required to make significant judgements for the Refinitiv market data fees. Significant judgements used in accounting for this contract include:

•                    The provision of real-time market data feeds and annual historical data sets are distinct performance obligations.

•                    The performance obligations under this contract are recognized over time from the initial delivery of the data feeds or each historical data set until the end of the contract term.

•                    Determining the transaction price for the performance obligations by using a market assessment analysis. Inputs in this analysis include a consultant study which determined the overall value of our market data and pricing information for historical data sets provided by other companies.

Stock-Based Compensation

The stock-based compensation that our employees receive are accounted for as equity or liability awards. As a stock-based equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to members’ capital.

As a stock-based liability award, the cost of the employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. The fair value of that award is remeasured subsequently at each reporting date through to settlement. Changes in the fair value of the equity instrument are recognized as compensation cost over that period in our consolidated statements of income.

The fair value of the equity instruments is determined in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Securities Issued as Compensation. Factors that are considered in determining the fair value include forecasted future cash flows, the weighted average cost of capital, and the performance multiples of comparable companies.

In October 2018, following the closing of the Refinitiv Transaction, we made a special award of options to management and other employees (the “Special Option Award”) under our Option Plan. In accounting for the options issued under this plan, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options will be recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. We expect the non-cash stock-based compensation expense associated with the Special Option Award to be between approximately $33.5 million and $35.7 million, which is expected to be expensed beginning in the second quarter of 2019 and continuing over the following three years. For more information, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan” in the IPO Prospectus.

We use the Black-Scholes pricing model to value some of our share-based payment awards. Determining the appropriate fair value model and calculating the fair value of the share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards, the number of expected share-based payment awards that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility.

Income Taxes

TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly is not required to maintain an income tax provision on its earnings. Therefore, the remaining tax effects of its activities accrue directly to its partners. We currently record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure the deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. We believe that it is more likely than not that the Company will be able to realize its deferred tax assets in the future, therefore, no valuation allowance is necessary. Tradeweb Markets Inc. is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of TWM LLC and will be taxed at prevailing corporate tax rates.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in our consolidated statements of financial condition.

We have elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision as a current period expense when incurred.

Contingent Consideration

In 2014, we issued Class A Shares and unvested Class P-1(A) Shares to some of the Bank Stockholders as a result of a capital contribution to facilitate our expansion into new credit products. The proceeds from the issuance of the shares were included in members’ capital. In connection with the investment, certain employees also invested in the Company and were issued Class C Shares and unvested Class P-1(C) Shares. The proceeds from the issuance of these shares were included in members’ capital. The Class A Shares and Class C Shares issued in connection with the investment equally participated in the earnings of the Company together with the other Class A Shares, Class P(A) Shares, Class C Shares and Class P(C) Shares of the Company. Most of the holders of Class A shares had the right to appoint members to the board of managers of the Company. The Class P-1(A) Shares and Class P-1(C) Shares did not have any earnings participation rights, nor did any of the Class P-1(A) Shares have the right to appoint members to the former board of managers, until they vested. The Class P-1(A) Shares and Class P-1(C) Shares vested in July 2018 upon the achievement of specific revenue earnout milestones related to the growth of our credit products, as defined by the agreement, from August 2014 through the vesting date of July 2018.

Prior to the July 2018 vesting, we recognized contingent consideration with respect to the potential vesting of Class P-1(A) Shares and Class P-1(C) Shares as a contra-revenue adjustment in accordance with ASC 605-50-45-2 because the vesting could be viewed as a sales incentive to participating Bank Stockholders since they are also customers of the Company. The contingent consideration for each reporting period was calculated by estimating the final contingent consideration value using a monte carlo simulation and recognizing that value on a straightline basis over the 48 month period of the agreement, adjusting at each reporting period for any changes in the final value estimate. The revenue milestones provided that shares would vest only if certain credit revenue milestones would be achieved in the twelve months ended July 2016, 2017 and 2018.

As a result of achieving these milestones, the final earnout amount was calculated based on the credit revenues during the twelve months ended July 31, 2018. On July 31, 2018, members’ capital increased by $150.5 million as a result of the vesting of the Class P-1(A) Shares and employee equity compensation payable increased by $5.7 million as a result of the vesting of the Class P-1(C) Shares. The value of the vested Class P-1(C) Shares was included in employee equity compensation payable because the Class P-1(C) were owned for less than six months by employees who had the ability to exercise a put option of those shares under certain conditions under their control.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted ASC 842, Leases. This standard requires us to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments, and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments.  We adopted ASC 842 prospectively and elected to take the package of practical expedients allowing us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

On January 1, 2019, upon the adoption of ASC 842, the Company recorded right-to-use assets of $34.8 million, lease liabilities of $39.6 million and eliminated deferred rent of $4.9 million.

See “Note 2 — Summary of Significant Accounting Policies” to the unaudited consolidated financial statements of Tradeweb Markets LLC included elsewhere in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements not yet adopted.

Effects of Inflation

While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Jumpstart Our Business Startups Act of 2012

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits us, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies that are not emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Foreign Currency and Derivative Risk

We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies. During the three months ended March 31, 2019 and  2018 approximately 30.3% and 29.1%, respectively, of our gross revenue and 15.1% and 16.1%, respectively, of our operating expenses were denominated in currencies other than the U.S. dollar, almost entirely the Euro for gross revenue and the British pound sterling for operating expenses.

Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the end of the reporting period. Any gain or loss resulting from the translation of assets and liabilities is included as a component of comprehensive income.

Fluctuations in foreign currency rates decreased our gross revenue by approximately $2.3 million for the three months ended March 31, 2019 and decreased our operating income by approximately $3.1 million for the three months ended March 31, 2019. Fluctuations in foreign currency rates increased our gross revenue by approximately $1.5 million for the three months ended March 31, 2018 and increased our operating income by approximately $1.4 million for the three months ended March 31, 2018. Based on actual results for the three months ended March 31, 2019 and 2018, a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have decreased or increased gross revenue by approximately $5.7 million and $4.9 million, respectively, and operating income by approximately $3.6 million and $3.1 million, respectively.

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than fourteen months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2019 and December 31, 2018, the notional amount of our foreign currency forward contracts was $58.2 million and $1.7 million, respectively.

By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade.

Credit Risk

We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. At March 31, 2019 and December 31, 2018, we established an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively, with regard to these receivables.

In the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. If these transactions do not settle because of failure to perform by either counterparty, we may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the instrument is different than the contractual amount. This credit risk exposure, can be directly impacted by volatile trading markets, as our clients may be unable to satisfy their contractual obligations during volatile trading markets.

Our policy is to monitor our market exposure and counterparty risk. Counterparties are evaluated for creditworthiness and risk assessment prior to our initiating contract activities. The counterparties’ creditworthiness is then monitored on an ongoing basis, and credit levels are reviewed to ensure that there is not an inappropriate concentration of credit outstanding to any particular counterparty.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes from the legal proceedings previously disclosed under the heading “Business—Legal Proceedings” in the IPO Prospectus. The legal proceeding described below has been disclosed previously in the IPO Prospectus. The matter is described in this Quarterly Report on Form 10-Q to include certain developments in the case since we filed the IPO Prospectus.

IDC Matter

In September 2015, IDC Financial Publishing, Inc. (“IDC”) filed a lawsuit in the United States District Court for the Eastern District of Wisconsin against BondDesk Group LLC and Tradeweb Markets LLC (together, the “Tradeweb Parties”), and Fidelity Global Brokerage Group, Inc., Fidelity Brokerage Services, LLC, and National Financial Services, LLC (collectively, “Fidelity”), captioned IDC Financial Publishing Inc. v. BondDesk Group LLC, et al., Case No. 2:15-cv-01085-PP, relating to the distribution of IDC’s financial strength ratings over Tradeweb’s trading platform to Fidelity, its registered investment advisors and Fidelity’s correspondent banks. IDC alleges that while certain business units of Fidelity were licensed to receive its data via Tradeweb’s platform, the IDC data was also distributed without authorization to Fidelity’s institutional customers for approximately five years. The complaint, as amended, asserts claims for breach of contract and intentional misrepresentation against all of the defendants (as well as a claim of tortious interference with contract against Fidelity). IDC claims to have suffered approximately $80 million in damages and also seeks punitive damages, attorneys’ fees and costs. The defendants answered the complaint denying the claims and asserting various affirmative defenses. The Tradeweb Parties and Fidelity have moved for summary judgment dismissing IDC’s claims and rejecting its damage theory as speculative and contrary to the evidence, and IDC has sought partial summary judgment dismissing several of the Tradeweb Parties’ and Fidelity’s affirmative defenses. Those motions remain pending. The Court has scheduled oral argument on those motions for September 2019. In April 2019, the Court adjourned the scheduled trial date, which had been set for July 2019, until March 2020. We intend to continue to vigorously defend what we believe to be meritless and excessive claims.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the IPO Prospectus, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the Reorganization Transactions, Tradeweb Markets Inc., among other things, issued an aggregate of 96,933,192 shares of Class B common stock to Refinitiv Parent Limited. In addition, in connection with the Reorganization Transactions, Tradeweb Markets Inc. issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Continuing LLC Owners. These equityholders also received LLC Interests and an immaterial amount of cash in lieu of the issuance of any fractional interests. Holders of Class B common stock may from time to time exchange all or a portion of their shares of Class B common stock for newly issued shares of Class A common stock on a one-for-one basis. In addition, the LLC Interests are redeemable for newly issued shares of Class A common stock or Class B common stock on a one-for-one basis. For further information, see “Description of Capital Stock” in the IPO Prospectus. The issuances of the Class B common stock, Class C common stock and Class D common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on the nature of the transactions and the various representations made by the parties thereto.

Use of Proceeds

On April 8, 2019, we completed the IPO by issuing 46,000,000 shares of Class A common stock, which included 6,000,000 shares of Class A common stock issued in connection with the underwriters’ exercise in full of their option to purchase additional shares of Class A common stock. The shares of Class A common stock sold in the offering were registered under the Securities Act pursuant to the Registration Statement on Form S-1 (File No. 333-333-230115), which was declared effective by the SEC on April 3, 2019, and the Registration Statement on Form S-1 (File No. 333-230715), which became effective upon filing with the SEC on April 3, 2019. The shares of Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TW.” The shares of Class A Common Stock were sold at an initial public offering price of $27.00 per share. The offering closed on April 8, 2019, resulting in net proceeds of $1,161.3 million after deducting underwriting discounts and commissions of $80.7 million. We also incurred offering expenses of approximately $12.1 million in connection with the IPO. J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers in the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC acted as joint book-running managers for the IPO. Jefferies LLC and Sandler O’Neill & Partners, L.P. acted as co-managers for the IPO.

We used the net proceeds from the IPO to purchase 46,000,000 issued and outstanding LLC Interests from certain of the Bank Stockholders (and cancelled 9,993,731 shares of Class C common stock and 36,006,269 shares of Class D common stock), at a purchase price per interest equal to the IPO price per share of Class A common stock, less the underwriting discounts and commissions payable thereon.

There has been no material change in the use of proceeds as described in the IPO Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Tradeweb Markets Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 9, 2019 (File No. 001-38860)).

3.2	Amended and Restated Bylaws of Tradeweb Markets Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 9, 2019 (File No. 001-38860)).

10.1*	Stockholders Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., Refinitiv US PME LLC and Refinitiv Parent Limited.

10.2*

Registration Rights Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., the Refinitiv Holders (as defined therein), the Bank Holders (as defined therein) and the other holders of Registrable Securities (as defined therein) party thereto from time to time.

10.3*	Fifth Amended and Restated LLC Agreement, dated as of April 4, 2019, by and among Tradeweb Markets LLC and its Members (as defined therein).

10.4*	Tax Receivable Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., Tradeweb Markets LLC and the members of Tradeweb Markets LLC from time to time party thereto.

10.5*	Restrictive Covenant Agreement, dated as of April 8, 2019, by and among the Refinitiv Entities (as defined therein), Tradeweb Markets LLC and Tradeweb Markets Inc.

10.6*

Credit Agreement, dated as of April 8, 2019, by and among Tradeweb Markets LLC, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, and Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, as documentation agents.

10.7*	Security Agreement, dated as of April 8, 2019, among the grantors identified therein and Citibank, N.A., as collateral agent.

10.8†*	Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan.

10.9†*	Amended & Restated Tradeweb Markets Inc. PRSU Plan.

10.10†*	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan.

10.11†*	Form of Director RSU Agreement under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan.

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

Exhibit Number	Description of Exhibit
101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*                 Filed herewith.

†                 Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

May 20, 2019	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

May 20, 2019	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)