Form 10-Q
period 2019-06-30
Tradeweb Markets Inc.
filed 2019-08-12
CIK 1758730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of August 5, 2019
Class A Common Stock, par value $0.00001 per share	46,000,000
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	10,006,269
Class D Common Stock, par value $0.00001 per share	69,282,736

TRADEWEB MARKETS INC.

INTRODUCTORY NOTE

The financial statements and other disclosures contained in this report include those of Tradeweb Markets Inc., which is the registrant, and those of its consolidating subsidiaries, including Tradeweb Markets LLC, which became the principal operating subsidiary of Tradeweb Markets Inc. in a series of reorganization transactions (the “Reorganization Transactions”) that were completed in connection with Tradeweb Markets Inc.’s initial public offering (“IPO”). For more information regarding the transactions described above, see Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The financial statements and other disclosures contained in this Quarterly Report on Form 10-Q relate to periods that ended both prior to and after the completion of the Reorganization Transactions and the IPO. The IPO closed on April 8, 2019. As a result of the Reorganization Transactions completed in connection with the IPO, on April 4, 2019, Tradeweb Markets Inc. became a holding company whose sole material asset consists of its equity interest in Tradeweb Markets LLC. As the sole manager of Tradeweb Markets LLC, Tradeweb Markets Inc. operates and controls all of the business and affairs of Tradeweb Markets LLC and, through Tradeweb Markets LLC and its subsidiaries, conducts its business. As a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in Tradeweb Markets LLC, Tradeweb Markets Inc. consolidates the financial results of Tradeweb Markets LLC and its subsidiaries.

The unaudited consolidated financial statements and other financial disclosures included in this Quarterly Report on Form 10-Q relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its consolidating subsidiaries. The unaudited consolidated financial statements and other financial disclosures included in this Quarterly Report on Form 10-Q relating to periods beginning on April 1, 2019, and through and including June 30, 2019, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its consolidating subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The unaudited consolidated financial statements and other financial disclosures in this Quarterly Report on Form 10-Q do not reflect what the results of operations, financial position or cash flows of would have been had the Reorganization Transactions, including the IPO, taken place at the beginning of the periods presented.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•                  “We,” “us,” “our,” the “Company,” “Tradeweb” and similar references refer: (i) on or prior to the completion of the Reorganization Transactions to Tradeweb Markets LLC, which we refer to as “TWM LLC,” and, unless otherwise stated or the context otherwise requires, all of its subsidiaries and any predecessor entities, and (ii) following the completion of the Reorganization Transactions to Tradeweb Markets Inc., and, unless otherwise stated or the context otherwise requires, TWM LLC and all of its subsidiaries and any predecessor entities.

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

•                  “Continuing LLC Owners” refer collectively to those Original LLC Owners, including an indirect subsidiary of Refinitiv (as defined below), the Bank Stockholders and members of management, that continued to own LLC Interests immediately prior to the closing of the IPO and who received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions.

•                  “Investor Group” refer to certain investment funds affiliated with The Blackstone Group L.P., an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which collectively hold indirectly a 55% ownership interest in Refinitiv (as defined below).

•                  “LLC Interests” refer to the single class of common membership interests of TWM LLC issued in connection with the Reorganization Transactions.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, including the pending acquisition of Refinitiv by London Stock Exchange Group plc, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements.

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

•                    extensive regulation of our industry;

•                    limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under our $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto, and certain Refinitiv indebtedness;

•                    our dependence on distributions from TWM LLC to fund our expected dividend payments and to pay our taxes and expenses, including payments under the tax receivable agreement (the “Tax Receivable Agreement”) entered into in connection with the IPO;

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

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition or liquidity, and the development of the industry and markets in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition or liquidity, and events in the industry and markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

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

Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and Twitter. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands)

(Unaudited)

	Successor	Successor
	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$313,582	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations	255,250	174,591
Deposits with clearing organizations	13,398	11,427
Accounts receivable, net of allowance	92,854	87,192
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	35,742	38,128
Right-of-use assets	30,145	—
Software development costs, net of accumulated amortization	172,614	170,582
Intangible assets, net of accumulated amortization	1,331,145	1,380,848
Goodwill	2,694,797	2,694,797
Receivable from affiliates	2,849	3,243
Deferred tax asset	98,469	—
Other assets	30,302	25,027
Total assets	$5,072,347	$4,997,139

Liabilities and Stockholders' Equity/Members' Capital
Liabilities
Payable to brokers and dealers and clearing organizations	$255,163	$171,214
Accrued compensation	68,622	120,158
Deferred revenue	25,270	27,883
Accounts payable, accrued expenses and other liabilities	34,502	42,548
Employee equity compensation payable	728	24,187
Lease liability	34,528	—
Payable to affiliates	6,004	5,009
Deferred tax liability	21,304	19,627
Tax receivable agreement liability	171,426	—
Total liabilities	617,547	410,626

Commitments and contingencies (Note 15)

Mezzanine Capital
Class C Shares and Class P(C) Shares	—	14,179

Stockholders' Equity/Members' Capital
Members' capital	—	4,573,200
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 46,000,000 shares issued and outstanding as of June 30, 2019	—	—
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 shares issued and outstanding as of June 30, 2019	1	—
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 10,006,269 shares issued and outstanding as of June 30, 2019	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 69,282,736 shares issued and outstanding as of June 30, 2019	1	—
Additional paid-in capital	2,846,681	—
Accumulated other comprehensive income	(525)	(866)
Retained earnings	1,393	—
Total stockholders' equity attributable to Tradeweb Markets Inc./members' equity	2,847,551	4,572,334
Non-controlling interests	1,607,249	—
Total equity	4,454,800	4,572,334
Total liabilities and stockholders' equity/members' capital	$5,072,347	$4,997,139

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018
Revenues
Transaction fees	$103,952	$206,592	$91,030	$181,169
Subscription fees	34,566	69,011	37,647	73,973
Commissions	36,413	70,610	27,553	55,436
Refinitiv market data fees	13,385	27,001	12,081	24,318
Other	2,169	4,063	2,704	5,622
Gross revenue	190,485	377,277	171,015	340,518
Contingent consideration	—	—	(19,297)	(29,367)
Net revenue	190,485	377,277	151,718	311,151

Expenses
Employee compensation and benefits	95,995	173,268	68,407	139,977
Depreciation and amortization	34,292	67,795	16,178	32,446
Technology and communications	9,519	19,559	9,023	17,486
General and administrative	9,365	18,454	7,153	13,670
Professional fees	6,738	13,709	7,276	12,814
Occupancy	3,621	7,260	3,519	7,241
Total expenses	159,530	300,045	111,556	223,634
Operating income	30,955	77,232	40,162	87,517
Net interest income	175	1,033	582	1,053
Income before taxes	31,130	78,265	40,744	88,570
Provision for income taxes	(6,314)	(11,097)	(1,847)	(4,365)
Net income	$24,816	$67,168	$38,897	$84,205
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	24,816	24,816
Less: Net income attributable to non-controlling interests	11,988	11,988
Net income attributable to Tradeweb Markets Inc.	$12,828	$12,828

EPS calculations for pre-IPO and post-IPO periods (1)
Earnings per share
Basic	$0.09 (b)	$0.19 (a) / 0.09 (b)	$0.18 (a)	$0.39 (a)
Diluted	$0.09 (b)	$0.19 (a) / 0.09 (b)	$0.18 (a)	$0.39 (a)
Weighted average shares outstanding
Basic	142,933,192 (b)	222,222,197 (a) / 142,933,192 (b)	213,435,314 (a)	213,435,314 (a)
Diluted	150,847,183 (b)	223,320,457 (a) / 150,847,183 (b)	213,435,314 (a)	213,435,314 (a)

(1)

In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See Note 16 – Earnings Per Share for additional information.

a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018
Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC	$—	$42,352	$38,897	$84,205
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC	—	988	(2,058)	(3,986)
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC	$—	$43,340	$36,839	$80,219

Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$12,828	$12,828
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(647)	(647)
Comprehensive income attributable to Tradeweb Markets Inc.	$12,181	$12,181

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$11,988	$11,988
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	(359)	(359)
Comprehensive income attributable to non-controlling interests	$11,629	$11,629

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
Successor		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	$4,573,200	—	—	—	—	—	—	—	—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019	$4,597,857	—	—	—	—	—	—	—	—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)													(100,000)
Effect of the reorganization transactions	(4,497,857)	—	—	—	—	—	—	—	—	4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(15,856)	—	—	—	(15,854)
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions and IPO	—	—	—	—	—	—	—	—	—	(78,232)	—	—	—	(78,232)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,909)	(11,909)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	6,763	—	—	—	6,763
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	20,403	—	—	—	20,403
Net income	—	—	—	—	—	—	—	—	—	—	—	12,828	11,988	24,816
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(647)	—	(359)	(1,006)
Balance at June 30, 2019	$—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	$2,846,681	$(525)	$1,393	$1,607,249	$4,454,800

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity – (Continued)

(in thousands)

(Unaudited)

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Capital	Loss	Capital
Predecessor
Members' capital at December 31, 2017	$999,735	$(13,267)	$986,468
Comprehensive income:
Net income	45,308	—	45,308
Foreign currency translation adjustments		1,928	1,928
Capital distributions	(25,000)		(25,000)
Members' capital at March 31, 2018	$1,020,043	$(11,339)	$1,008,704
Comprehensive income:
Net income	38,897	—	38,897
Foreign currency translation adjustments		(3,986)	(3,986)
Capital distributions	(55,000)		(55,000)
Members' capital at June 30, 2018	$1,003,940	$(15,325)	$988,615

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Net income	$67,168	$84,205
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	67,795	32,446
Contingent consideration	—	29,367
Stock-based compensation expense	31,960	—
Deferred taxes	(3,596)	1,409
(Increase) decrease in operating assets:
Receivable from brokers and dealers and clearing organizations	(80,659)	4,324
Deposits with clearing organizations	(1,965)	654
Accounts receivable	(5,756)	(30,042)
Receivable from affiliates	394	(243)
Other assets	(8,825)	(4,973)
Increase (decrease) in operating liabilities:
Payable to brokers and dealers and clearing organizations	83,949	(4,322)
Accrued compensation	(51,569)	(34,135)
Deferred revenue	(2,613)	(6,823)
Accounts payable, accrued expenses and other liabilities	(3,661)	1,129
Employee equity compensation payable	(16,732)	(7,501)
Payable to affiliates	1,083	(468)
Net cash provided by operating activities	76,973	65,027
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(3,793)	(3,125)
Capitalized software development costs	(13,914)	(12,765)
Net cash (used in) investing activities	(17,707)	(15,890)
Cash flows from financing activities
Pre-IPO capital distributions	(120,000)	(80,000)
Proceeds from issuance of Class A common stock in the IPO, net of underwriting discounts	1,161,270	—
Purchase of LLC Interests	(1,161,270)	—
Offering costs from issuance of Class A common stock in the IPO	(12,306)
Dividends	(11,435)	—
Capital distributions to non-controlling interests	(11,909)	—
Net cash (used in) financing activities	(155,650)	(80,000)
Effect of exchange rate changes on cash and cash equivalents	(138)	(1,198)
Net decrease in cash and cash equivalents	(96,522)	(32,061)
Cash and cash equivalents and restricted cash
Beginning of period	411,304	353,798
End of period	$314,782	$321,737

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$24,989	$3,807

Non-cash financing activities
Items arising from the reorganization transactions and IPO:
Establishment of liabilities under tax receivable agreement	$171,426	$—
Deferred tax asset	$93,194	$—

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	June 30, 2019	December 31, 2018
Cash and cash equivalents	313,582	410,104
Restricted cash	1,200	1,200
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$314,782	$411,304

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Notes)

Tradeweb Markets Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.          Organization

Tradeweb Markets Inc. (the “Corporation”) was incorporated as a Delaware corporation on November 7, 2018 for the purpose of completing certain reorganization transactions in order to carry on the business of Tradeweb Markets LLC (“TWM LLC”) and conducting an initial public offering (“IPO”) as described below under “—Initial Public Offering” and “—Reorganization Transactions.”

The Corporation is a consolidating subsidiary of BCP York Holdings, (“BCP”) a company owned by certain investment funds affiliated with The Blackstone Group L.P. (“Blackstone”), through BCP’s majority ownership interest in Refinitiv Holdings Limited (“Refinitiv” or the “Parent”). As of June 30, 2019, Refinitiv owns a majority ownership interest in the Company (as defined below).

The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of June 30, 2019, Tradeweb Markets Inc. owns 64.3% of TWM LLC and the Continuing LLC Owners (defined below) own the remaining 35.7% of TWM LLC.

Unless the context otherwise requires, references to the “Company” refer to Tradeweb Markets Inc. and its consolidated subsidiaries, including TWM LLC, following the completion of the Reorganization Transactions (as defined below), and TWM LLC and its consolidated subsidiaries prior to the completion of the Reorganization Transactions.

The Company is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale and retail client sectors. The Company’s principal subsidiaries include:

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

The Company, through its subsidiary Tradeweb IDB Markets Inc. (“TWIDB”) (formerly known as Hydrogen Holdings Corporation), owns Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.). DW is a registered broker-

dealer under the Securities Exchange Act of 1934 and a member of FINRA. DW is also registered as an introducing broker with the CFTC and NFA.

Initial Public Offering

On April 8, 2019, the Corporation completed its IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which includes 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1,161,270,000 in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain existing equityholders of TWM LLC (and cancelled the corresponding shares of common stock as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon.

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed among the Corporation, TWM LLC and the following parties:

•The Owners of TWM LLC prior to the Reorganization Transactions, including an indirect subsidiary (the “Refinitiv LLC Owner”) of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests (as defined below) immediately prior to the closing of the IPO and who received shares of the Corporation’s Class C common stock, shares of the Corporation’s Class D common stock or a combination of both, as the case may be (collectively, the “Continuing LLC Owners”); and

•An indirect subsidiary (the “Refinitiv Direct Owner” and, together with the Refinitiv LLC Owner, the “Refinitiv Owners”) of Refinitiv that owned interests in an entity that held membership interests of TWM LLC prior to the Reorganization Transactions and contributed such entity to the Corporation (the “Refinitiv Contribution”).

The following Reorganization Transactions occurred:

•TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (“LLC Interests”), (ii) exchange all of the existing membership interests of TWM LLC’s existing equityholders for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. See Note 9 – Stockholders’ Equity.

•The Corporation’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. See Note 9 – Stockholders’ Equity.

•

The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Continuing LLC Owners, on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (and the Corporation canceled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).

•

As a result of the Refinitiv Contribution (described above), the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. See Note 9 – Stockholders’ Equity.

•The Corporation’s board of directors adopted a new omnibus equity incentive plan, under which equity awards may be made in respect of shares of the Corporation’s Class A common stock. It also assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. See Note 11 – Stock-Based Compensation Plans.

•The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 8 – Tax Receivable Agreement.

Acquisition of Parent Company and Presentation of Financial Statements

A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from Thomson Reuters Corporation (“TR”). The accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and succeeding the Refinitiv Transaction, respectively.  The Refinitiv Transaction results in a new basis of accounting beginning on October 1, 2018 and the financial reporting periods are presented as follows:

•	The successor period of the Company, reflecting the Refinitiv Transaction, as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019.
•	The predecessor period of the Company for the three and six months ended June 30, 2018.

See Note 3 – Pushdown Accounting.

2.          Significant Accounting Policies

The following is a summary of significant accounting policies:

Basis of Accounting

The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States of America. All adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented, are normal and recurring in nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 1—Organization, as a result of the Reorganization Transactions, Tradeweb Markets Inc. consolidates TWM LLC and TWM LLC is considered to be the predecessor to Tradeweb Markets Inc. for financial reporting purposes. As a result, the consolidated financial statements for periods prior to the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. However, Tradeweb Markets Inc. had no business transactions or activities and no substantial assets or liabilities prior to the Reorganization Transactions. As such, for periods prior to the completion of the Reorganization Transactions, the consolidated financial statements represent the historical financial condition and results of operations of TWM LLC and its subsidiaries. For periods after the completion of the Reorganization Transactions, the consolidated financial statements represent the financial condition and results of operations of the Company and report a non-controlling interest related to the LLC Interests held by the Continuing LLC Owners.

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

Furniture, Equipment, Purchased Software and Leasehold Improvements

Furniture, equipment, purchased software and leasehold improvements are carried at cost less accumulated depreciation. Depreciation for furniture, equipment and purchased software, including the allocated fair value of assets as a result of pushdown accounting (see Note 3 – Pushdown Accounting), is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the leasehold improvements or the remaining term of the lease for office space.

Furniture, equipment, purchased software and leasehold improvements are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) 360.

Software Development Costs

The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with ASC 350. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Costs capitalized as part of the pushdown accounting allocation (see Note 3 – Pushdown Accounting) are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.

Intangible Assets

Intangible assets with a finite life are amortized over the estimated lives, ranging from seven to sixteen years, in accordance with ASC 350. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with ASC 360. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.

Goodwill

Goodwill is the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company under pushdown accounting. Goodwill is also the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is not amortized, but in accordance with ASC 350, goodwill is tested for impairment annually and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. In 2019, the Company changed the annual date on which goodwill is tested for impairment from July 1st to October 1st to align with the annual impairment testing date of the Company’s Parent. This change did not accelerate, delay, avoid or cause an impairment charge, nor did this change result in adjustments to any previously issued financial statements. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Deferred IPO Costs

In 2018 the Company began incurring costs in connection with the filing of a Registration Statement on Form S-1, which are deferred in other assets in accordance with ASC 505-10-25 in the consolidated statements of financial condition. IPO costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital through an IPO. As of June 30, 2019, $15.9 million of deferred costs were reclassified from other assets to additional paid-in capital on the consolidated statements of financial condition.  See Note 9 – Stockholders’ Equity.

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

Income Tax

The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including the Corporation, on a pro rata basis. Income taxes also include unincorporated business taxes on income earned or losses incurred for conducting business in certain state and local jurisdictions, income taxes on income earned or losses incurred in foreign jurisdictions on certain operations and federal and state income taxes on income earned or losses incurred, both current and deferred, on subsidiaries that are taxed as corporations for U.S. tax purposes.

The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company measures deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. Based on the weight of the positive and negative evidence considered, management believes that it is more likely than not that the Company will be able to realize its deferred tax assets in the future, therefore, no valuation allowance is necessary.

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

The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act as a current period expense when incurred.

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

The Company earns subscription fees from granting access to institutional investors to the Company's electronic marketplaces. Subscription fees are recognized into income in the period that access is provided on a monthly basis. Also included in subscription fees are viewer fees earned monthly from institutional investors accessing fixed income market data. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the consolidated statements of financial condition until the revenue recognition criteria has been met.

The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Securities transactions and related commission income for brokerage transactions are recorded on a trade-date basis. This income is recognized by the Company when the transactions settle. Commission revenue is collected by the Company when the trade settles or is billed monthly.

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

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the measurement or recognition of revenue in any prior reporting periods.  However, subsequent to the adoption, the Company was required to make significant judgements for the Refinitiv market data fees.  Significant judgements used in accounting for this contract include:

•	The provision of real-time market data feeds and annual historical data sets are distinct performance obligations.
•	The performance obligations under this contract are recognized over time from the initial delivery of the data feeds or each historical data set until the end of the contract term.
•

Determining the transaction price for the performance obligations by using a market assessment analysis. Inputs in this analysis include a consultant study which determined the overall value of the Company's market data and pricing information for historical data sets provided by other companies.

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the three and six months ended June 30, 2019 and 2018 is as follows:

	Successor		Successor		Predecessor		Predecessor
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019		June 30, 2018		June 30, 2018
	(in thousands)				(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$79,577	$24,375	$158,492	$48,100	$69,557	$21,473	$139,194	$41,975
Subscription Fees including Refinitiv market data fees	435	47,516	890	95,122	425	49,303	900	97,391
Commissions	26,635	9,778	50,945	19,665	17,346	10,207	35,126	20,310
Other	302	1,867	605	3,458	14	2,690	26	5,596
Gross revenue	$106,949	$83,536	$210,932	$166,345	$87,342	$83,673	$175,246	$165,272

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718. ASC 718 focuses primarily on accounting for a transaction in which an entity obtains employee services in exchange for stock-based payments. Under ASC 718, the stock-based payments received by the employees of the Company are accounted for either as equity awards or as liability awards.

As an equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to additional paid-in capital.

As a liability award, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. The fair value of that award is remeasured subsequently at each reporting date through the settlement in accordance with ASC 505. Changes in the equity instrument's fair value during the requisite service period are recognized as compensation cost over that period.

For periods following the Reorganization Transactions and the IPO, the fair value of new equity instrument grants is determined based on the price of the Company’s Class A common stock on the grant date.

Under ASC 718, the grant-date fair value of stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. The grant-date fair value of stock-based awards that require future service, and are graded-vesting awards, are amortized over the relevant service period on a straight-line basis, with each tranche separately measured. The grant-date fair value of stock-based awards that require both future service and the achievement of Company performance-based conditions, are amortized over the relevant service period for the performance-based condition. If in a reporting period it is determined that the achievement of a performance target for a performance-based tranche is not probable, then no expense is recognized for that tranche and any expenses already recognized relating to that tranche in prior reporting periods are reversed in the current reporting period.

In October 2018, following the closing of the Refinitiv Transaction, the Company made a special award of options to management and other employees (the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). In accounting for the options issued under the Option Plan, compensation expense is measured and recognized for all awards based on their estimated fair values measured as of the grant date. Costs related to these options will be recognized as an expense in the consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. The non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019, with a charge of $20.4 million, and will continue to be expensed over the following three years.

Determining the appropriate fair value model and calculating the fair value of the stock-based awards requires the input of highly subjective assumptions, including the expected life of the stock-based awards and the stock price volatility. The Company uses the Black-Scholes pricing model to value some of its stock-based awards.

Earnings Per Share

Basic earnings per share is computed by dividing the net income attributable to the Company's shares by the weighted-average number of the Company's shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if securities that qualify as participating securities were converted into or exchanged or exercised for TWM LLC’s shares, in the pre-IPO period, and the Corporation’s Class A or Class B common stock, in the post-IPO period, using the treasury stock method, as applicable.

Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not participating securities for purposes of the computation of earnings per share.

Fair Value Measurement

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions) are marked to offer prices. Fair value measurements do not include transaction costs.

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

Basis of Fair Value Measurement

Level 1:Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. This ASU is applicable for the Company in the fiscal year beginning January 1, 2020. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other. The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The ASU is applicable for the Company in the fiscal year beginning January 1, 2021. The Company does not anticipate the adoption of this ASU to have a material impact on the Company's consolidated financial statements.

3.          Pushdown Accounting

The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv on the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company was recorded as goodwill. At June 30, 2019 and December 31, 2018, goodwill amounted to $2,695,000. The Company has one year from the date of the Refinitiv Transaction to finalize these amounts.

The adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of the Company’s assets and the related increase in depreciation of tangible assets and amortization of intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability.

4.          Leases

Effective January 1, 2019, the Company adopted ASC 842. This standard requires the Company to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The Company accounts for an option to extend a lease when the option is reasonably certain to be exercised. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. The Company adopted ASC 842 using a modified retrospective approach and did not restate comparative periods. The Company elected to take the package of practical expedients allowing the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.  The Company has elected to account for nonlease components in a contract as part of the single lease component to which they are related.

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

Activity related to the Company's leases for the three and six months ended June 30, 2019 is as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2019
Operating lease expense	2,558	$5,147
Cash for amounts included in the measurement of operating liability	2,803	5,637
Right-of-use assets obtained in exchange for operating liabilities	—	—

At June 30, 2019, the weighted average borrowing rate and weighted average lease term are as follows:

Weighted average borrowing rate	2.9%
Weighted average remaining lease term (years)	6.0

The following table presents the maturity of lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$5,640
2020	7,684
2021	5,349
2022	4,050
2023	3,876
Thereafter	11,151
Total future minimum lease payments	37,750
Less imputed interest	(3,222)
Lease liability	$34,528

At June 30, 2019, the future minimum lease payments are as follows (in thousands):

Remainder of 2019	$5,640
2020	7,684
2021	5,349
2022	4,050
2023	3,876
Thereafter	11,151
$37,750

One US lease is secured by a letter of credit in the amount of $1,200,000, which is guaranteed by Refinitiv.

5.          Intangible Assets and Goodwill

Intangible assets and goodwill relate to the allocation of purchase price associated with the Refinitiv Transaction (see Note 3 – Pushdown Accounting).

The following is a summary of intangible assets which have an indefinite useful life at both June 30, 2019 and December 31, 2018 (in thousands):

Licenses	$168,800
Tradename	154,300
Total	$323,100

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised as follows (in thousands):

		Successor			Successor
		June 30, 2019			December 31, 2018
	Amortization		Accumulated	Net Carrying		Accumulated	Net Carrying
	Period	Cost	Amortization	Amount	Cost	Amortization	Amount
Customer relationships - Refinitiv Transaction	12 Years	$928,200	$(58,012)	$870,188	$928,200	$(19,338)	$908,862
Content and data	7 Years	154,400	(16,543)	137,857	154,400	(5,514)	148,886
		$1,082,600	$(74,555)	$1,008,045	$1,082,600	$(24,852)	$1,057,748

Amortization expense relating to intangible assets was $24,852,000 and $49,704,000, respectively, for the three and six months ended June 30, 2019, and $6,557,000 and $13,063,000, respectively, for the three and six months ended June 30, 2018.

The estimated annual future amortization for existing intangibles assets through December 31, 2023 is as follows (in thousands):

Remainder of 2019	$49,704
2020	99,408
2021	99,408
2022	99,408
2023	99,408

6.          Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Deferred revenue balance -December 31, 2018	$27,883
New billings	54,735
Revenue recognized	(57,348)
Deferred revenue balance - June 30, 2019	$25,270

7.          Income Taxes

The Company's effective tax rate was 20.3% and 4.5% for the three months ended June 30, 2019 and 2018, respectively, and 14.2% and 4.9% for the six months ended June 30, 2019 and 2018, respectively. The significant increase in the effective tax rate for the three months and six months ended June 30, 2019 was primarily due to the Reorganization Transactions. Prior to the Reorganization Transactions, incomes taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes. As a result of the Reorganization Transactions, the Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which may increase over time if the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable.

The Company's consolidated effective tax rate will vary from period to period depending on redemptions or exchanges by the Continuing LLC Owners, changes in the geographic mix of its earnings and changes in tax legislation and tax rates.

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 8 – Tax Receivable Agreement. As a result of the IPO, the Company assumed a tax benefit of $93,194,000, due to an increase in amortizable tax basis that will be amortized primarily over 15 years pursuant to Section 197 of the Internal Revenue Code of 1986, as amended, offset by other factors. The tax benefit has been recognized in deferred tax asset on the June 30, 2019 consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012-2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008-2011. The Company recognized a tax liability of $2,722,000 as a result of the Refinitiv Contribution which is included in accounts payable, accrued expenses and other liabilities on the June 30, 2019 consolidated statement of financial condition.  The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. See Note 12 – Related Party Transactions.

8.          Tax Receivable Agreement

In connection with the Reorganization Transactions, the Corporation entered into the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner using the net proceeds of the IPO or any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made annually based on the actual tax savings realized by the Corporation in its previous tax year.

In connection with the IPO, the Company recorded an initial liability of $171,426,000 related to its projected obligations under the Tax Receivable Agreement for LLC Interests that were purchased by the Corporation using the net proceeds of the IPO.

The Corporation accounts for the income tax effects resulting from taxable redemptions or exchanges of LLC Interests by the Continuing LLC Owners for shares of Class A common stock or Class B common stock or cash, as the case may be, by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption or exchange, as the case may be. Further, the Corporation evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the Corporation estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance.

The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Corporation’s tax savings will be reflected in income before taxes on the consolidated statement of income in the period in which the change occurs.

9.          Stockholders’ Equity

Initial Public Offering

As described in Note 1 – Organization, in April 2019 Tradeweb Markets Inc. completed its IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which includes 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1,161,270,000 in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase LLC Interests from certain of the Bank Stockholders (and cancelled the corresponding shares of common stock as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon.

Reorganization Transactions

In connection with the IPO, the Reorganization Transactions described below were completed.

Amendment and Restatement of Certificate of Incorporation

On April 3, 2019, the certificate of incorporation of Tradeweb Markets Inc. was amended and restated to, among other things, provide for the authorization of (i) 250,000,000 shares of preferred stock with a par value of $0.00001 per share

(ii) 1,000,000,000 shares of Class A common stock with a par value of $0.00001 per share; (iii) 450,000,000 shares of Class B common stock with a par value of $0.00001 per share; (iv) 350,000,000 shares of Class C common stock with a par value of $0.00001 per share; and (v) 300,000,000 shares of Class D common stock with a par value of $0.00001 per share.

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

Holders of Class B common stock may from time to time exchange all or a portion of their shares of Class B common stock for newly issued shares of Class A common stock on a one-for-one basis (in which case their shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance). Holders of Class D common stock may also from time to time exchange all or a portion of their shares of Class D common stock for newly issued shares of Class C common stock on a one-for-one basis (in which case their shares of Class D common stock will be cancelled on a one-for-one basis upon such issuance). In addition, with respect to each Bank Stockholder that holds shares of Class D common stock, immediately prior to the occurrence of any event that would cause the combined voting power held by such Bank Stockholder to exceed 4.9%, the minimum number of shares of Class D common stock of such Bank Stockholder that would need to convert into shares of Class C common stock such that the combined voting power held by such Bank Stockholder would not exceed 4.9% will automatically convert into shares of Class C common stock.

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

Recapitalization of Tradeweb Markets LLC

On April 4, 2019, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for the LLC Interests, (ii) exchange all of the existing membership interests of TWM LLC’s existing equityholders for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC.

All of the shares of TWM LLC outstanding prior to the Reorganization Transactions were exchanged for 222,222,197 LLC Interests. TWM LLC’s outstanding shares prior to the Reorganization Transactions consisted of the following classes of shares:

Class A Shares	146,333
Class C Shares	447
Class P(A) Shares	6,887
Class P(C) Shares	2
Class P-1(A) Shares	6,094
Class P-1(C) Shares	232

The TWM LLC Agreement requires that TWM LLC at all times maintain (i) a one-to-one ratio between the number of shares of Class A common stock and Class B common stock issued by the Corporation and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class C common stock and Class D common stock issued by the Corporation and the number of LLC Interests owned by the holders of such Class C common stock and Class D common stock.

LLC Interests held by the Continuing LLC Owners are redeemable, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis (and such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). In the event of such election by a Continuing LLC Owner, the Corporation may, at its option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of the redeeming holders in lieu of such redemption. In addition, the Corporation’s board of directors may, at its option, instead of the foregoing redemptions or exchanges of LLC Interests, cause the Corporation to make a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the TWM LLC Agreement.

Issuance and Cancellation of Common Stock

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

Following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom as described above, (i) the investors in the IPO collectively owned 46,000,000 shares of Class A common, representing 2.7% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 20.7% of the economic interest in TWM LLC; (ii) the Refinitiv Direct Owner owned 96,933,192 shares of Class B common stock, representing 56.4% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 43.6% of the economic interest in TWM LLC; (iii) the Refinitiv LLC Owner owned 22,988,329 shares of Class D common stock, representing 13.4% of the combined voting power of all of the Corporation’s common stock, and 22,988,329 LLC Interests, representing 10.3% of the economic interest in TWM LLC, (iv) the Continuing LLC Owners that continue to own LLC Interests (other than the Refinitiv LLC Owner) collectively owned 10,006,269 shares of Class C common stock and 46,294,407 shares of Class D common stock, representing 27.5% of the combined voting power of all of the Corporation’s common stock, and 56,300,676 LLC

Interests, representing 25.3% of the economic interest in TWM LLC; and (v) the Corporation owned 142,933,192 LLC Interests, representing 64.3% of the economic interest in TWM LLC.

10.          Non-Controlling Interests

In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its consolidated financial statements. The non-controlling interests balance reported on the June 30, 2019 statement of financial condition represents the economic interests of TWM LLC held by the holders of LLC Interests other than Tradeweb Markets Inc. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held by Tradeweb Markets Inc., on the one hand, and the other holders of LLC Interests, on the other hand, during the period.

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2019
	LLC	Ownership
	Interests	%
Number of LLC Interests held by Tradeweb Markets Inc.	142,933,192	64.3%
Number of LLC Interests held by non-controlling interests	79,289,005	35.7%
Total LLC Interests outstanding	222,222,197	100%

LLC Interests held by the Continuing LLC Owners are redeemable at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 9 – Stockholders’ Equity.

The following table summarizes the impact on equity due to changes in the Company’s ownership interest in Tradeweb Markets LLC (in thousands):

	Successor	Successor
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-controlling Interest	2019	2019
Net income attributable to Tradeweb Markets Inc.	$12,828	$12,828
Transfers (to) from non-controlling interest:
Allocation of equity to non-controlling interests arising from the reorganization transactions and IPO	(1,607,529)	(1,607,529)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interest	$(1,594,701)	$(1,594,701)

11.          Stock-Based Compensation Plans

The Company maintains a stock-based incentive plan (the “PRSU Plan”) which provides for the grant of performance-based restricted share units (“PRSUs”) to encourage employees of the Company to participate in the long-term success of the Company.

PRSUs generally vest in the third plan year following the year of grant and are equity-settled in shares of Class A common stock (except as described below). The outstanding PRSUs vest on January 1, 2020, 2021 and 2022.  The number of PRSUs initially awarded is subsequently adjusted (upward or downward) by a performance modifier, based on the financial performance of the Company in the year of the grant.  If an employee’s employment with the Company is terminated, subject to certain exceptions, all unvested PRSUs are forfeited.

The following table summarizes information for equity-settled PRSUs of the Company (in thousands, except weighted average grant date fair value per unit):

	Successor	Successor
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Equity-Settled PRSUs	2019	2019
PRSU compensation expense	$6,894	$11,671
Income tax benefit	—	—
PRSU compensation expense, net of taxes	$6,894	$11,671
Weighted-average grant date fair value per unit	$22.19	$22.19
Total fair value of vested PRSUs	$—	$—

The Company previously granted cash-settled PRSUs, some of which are still outstanding and are accounted for as liability awards. The Company measures the cost of employee services received in exchange for the award based on the fair value of the Company and the value of accumulated dividend rights associated with each award. The fair value of that award is remeasured subsequently at each reporting date through to settlement. Changes in the award's fair value during the requisite service period is recognized as compensation cost over that period.

The following table summarizes information for cash-settled PRSUs of the Company (in thousands, except weighted average fair value per unit):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Cash-Settled PRSUs	2019	2019	2018	2018
PRSU compensation expense	$419	$519	$5,209	$11,155
Income tax benefit	—	—	—	—
PRSU compensation expense, net of taxes	$419	$519	$5,209	$11,155
Weighted-average fair value per unit	$63,497	$63,497	$33,672	$33,672
Total fair value of vested PRSUs	$—	$—	$—	$—

The Corporation maintains an option plan (the “Option Plan”) which provides for the grant of stock options. In October 2018, the Company made a special award of options under the Option Plan. Each option vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The time vesting portion of the options has a graded vesting schedule with vesting dates of January 1, 2019, 2020, 2021 and 2022, with accelerated vesting for time-based options with vesting dates of January 1, 2021 and 2022 upon the completion of an initial public offering.

In accounting for the options issued under the Option Plan, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. These options are exercisable only any time following the closing of an initial public offering or during a 15‑day period following a change in control of the Company (and certain other sales of equity by the Company’s shareholders). Costs related to these options are recognized as an expense in the consolidated statements of income over the requisite service period, when exercisability is considered probable, with an offsetting increase to additional paid-in capital. As a result, expense recognition commenced upon the completion of the IPO, with $18,883,000 recognized as compensation expense related to these options immediately upon the completion of the IPO.

The following table summarizes information for options of the Company (in thousands, except weighted average fair value per unit):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Options	2019	2019	2018	2018
Option compensation expense	$20,403	$20,403	$—	$—
Income tax benefit	—	—	—	—
Option compensation expense, net of taxes	$20,403	$20,403	$—	$—
Weighted-average fair value per unit	$1.85	$1.85	$—	$—
Total fair value of vested options	$16,309	$16,309	$—	$—

As of June 30, 2019, total unrecognized compensation expense related to non-vested stock-based compensation arrangements and the expected recognition period are as follows (in thousands):

	Cash-Settled	Equity Settled
	PRSUs	PRSUs	Options
Total unrecognized compensation cost	$558	$41,237	$12,923
Weighted-average recognition period	1.3 years	2.0 years	1.7 years

12.          Related Party Transactions

The Company enters into transactions with affiliates of Refinitiv which are considered to be related party transactions. The Company also enters into transactions with affiliates of the Bank Stockholders. Prior to the Reorganization Transactions, the Bank Stockholders were considered to be related parties of the Company. As a result of the Reorganization Transactions, they are no longer considered to be related parties. As a result, the related party transactions listed below include transactions with affiliates of Refinitiv for all periods presented and only includes transactions with affiliates of the Bank Stockholders for pre-IPO periods.

At June 30, 2019 and December 31, 2018, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	Successor	Successor
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$—	$283,790
Receivables from brokers and dealers and clearing organizations	—	3,332
Deposits with clearing organizations	—	500
Accounts receivable	—	40,730
Receivable from affiliates	2,849	3,243
Other assets	—	9
Payable to brokers and dealers and clearing organizations	—	2,404
Deferred revenue	4,772	9,151
Payable to affiliates	6,004	5,009

The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Revenue:
Transaction fees (1)	$—	$59,643	$53,949	$106,867
Subscription fees (1)	—	5,670	5,961	11,181
Commissions (1)	—	16,186	11,505	23,136
Refinitiv market data fees (2)	13,385	27,001	12,081	24,318
Operating Income:(3)
Interest income	—	858	7	28

Expenses
Shared Services Fees (4) :
Technology and communications	740	1,480	740	1,480
General and administrative	191	371	180	360
Occupancy	155	310	155	310

(1)	For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)

The Company maintains a market data license agreement with Refinitiv (TR in the predecessor period). Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees or royalties for these feeds.

(3)	For pre-IPO periods, represents interest income from money market funds invested with and savings accounts deposited with affiliates of the Bank Stockholders.
(4)

The Company maintains a shared services agreement with Refinitiv (TR in the predecessor period). Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.

The Company reimburses affiliates of Refinitiv (TR in the predecessor period) for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three and six months ended June 30, 2019, the Company reimbursed such affiliates approximately $3,211,000 and $4,238,000, respectively, for these expenses. For the three and six months ended June 30, 2018, the Company reimbursed such affiliates approximately $6,258,000 and $28,408,000, respectively, for these expenses.

The Company is indemnified by Refinitiv for any tax liabilities that existed in the entity contributed by Refinitiv as a result of the Refinitiv Contribution.  At June 30, 2019, $2,722,000 is included in other assets on the June 30, 2019 consolidated statement of financial condition related to this indemnification.

During 2014, the Company issued Class A Shares and unvested Class P-1(A) Shares to some of the Bank Stockholders as a result of a $120,000,000 capital contribution.  In connection with this investment, employees invested $5,266,000 in the Company and were issued Class C Shares and unvested Class P-1(C) Shares.  Certain Class P-1(A) Shares and Class P-1(C) Shares vested on July 31, 2018, based on a formula determined by the Company’s new credit platforms’ revenues and any remaining unvested Class P-1(A) Shares and Class P-1(C) Shares were cancelled and as a result  no contingent consideration has been recognized related to these shares subsequent to that date.  The Company recognized contingent consideration for the three months and six months ended June 30, 2018 of $19,297,000 and $29,367,000, respectively, relating to these shares, which is included in net revenue on the consolidated statements of income.

13.          Fair Value of Financial Instruments

Certain financial instruments that are not carried at fair value on the consolidated statements of financial condition are carried at amounts that approximate fair value. These instruments include deposits with clearing organizations and accounts receivable.

The Company's money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.

The fair value measurements are as follows (in thousands):

	Quoted Prices in
	active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Successor	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2019
Assets
Money market funds	$113,180	$—	$—	$113,180
	$113,180	$—	$—	$113,180
As of December 31, 2018
Assets
Money market funds	$127,927	$—	$—	$127,927
	$127,927	$—	$—	$127,927

14.          Credit Risk

The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker/dealers. At June 30, 2019 and December 31, 2018, the Company established an allowance for doubtful accounts of $1,273,000 and $1,169,000, respectively, with regard to these receivables.

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

A substantial number of the Company's transactions are collateralized and executed with, and on behalf of, a limited number of brokers and dealers. The Company's exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the clients' ability to satisfy their obligations to the Company.

The Company does not expect nonperformance by counterparties in the above situations. However, the Company's policy is to monitor its market exposure and counterparty risk. In addition, the Company has a policy of reviewing, as considered necessary, the credit standing of each counterparty with which it conducts business.

15.          Commitments and Contingencies

In the normal course of business, the Company enters into user agreements with its dealers which provide the dealers with indemnification from third parties in the event that the electronic marketplaces of the Company infringe upon the intellectual property or other proprietary right of a third party. The Company's exposure under these user agreements is unknown as this would involve estimating future claims against the Company which have not yet occurred. However, based on its experience, the Company expects the risk of a material loss to be remote.

The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The Company has filed a motion to dismiss the actions, believes it has substantial defenses to the other plaintiff's claims and intends to defend itself vigorously. The Company was dismissed from a class action relating to an interest rate swaps matter in 2017, but that matter continues against the remaining defendant financial institutions.

The Company is a co-defendant in a matter relating to the distribution of financial strength ratings over the Company's trading platform to one of its customers. The matter alleges that while certain business units of the client were licensed to receive the data via the Company's platform, the data was also distributed without authorization to certain end clients of the customer. The plaintiff claims to have suffered approximately $80,000,000 in damages and also seeks punitive damages, attorneys' fees and costs. The Company intends to continue to vigorously defend what the Company believes to be meritless and excessive claims.

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

Revolving Credit Facility

On April 8, 2019, the Company entered into a five year, $500 million senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility provides additional borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.

Under the terms of the credit agreement that governs the Credit Facility, borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.0% and (iii) one month LIBOR plus 1.0%, in each case plus 0.75%, or (b) LIBOR plus 1.75%, subject to a 0.00% floor. The credit agreement also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. The Credit Facility is available until April 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.

As of June 30, 2019, there were no amounts outstanding under the Credit Facility.

16.          Earnings Per Share

In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in the Corporation becoming the successor of TWM LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to earnings per share information for the post-IPO period.  Thus, earnings per share information is being presented separately for the pre-IPO and post-IPO periods.

The following tables summarize the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period) and Tradeweb Markets Inc. (post-IPO period):

	Successor		Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
EPS: Pre-IPO net income attributable to Tradeweb Markets LLC(1)	(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC		$42,352	38,897	84,205

Denominator:
Weighted average LLC Interests outstanding - Basic		222,222,197	213,435,314	213,435,314
Dilutive effect of equity-settled PRSUs		1,098,260	—	—
Weighted average LLC Interests outstanding - Diluted		223,320,457	213,435,314	213,435,314

Earnings per share - Basic		$0.19	$0.18	$0.39
Earnings per share - Diluted		$0.19	$0.18	$0.39

EPS: Post-IPO net income attributable to Tradeweb Markets Inc.
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$12,828	$12,828

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	142,933,192	142,933,192
Dilutive effect of equity-settled PRSUs	2,214,480	2,214,480
Dilutive effect of options	5,699,511	5,699,511
Weighted average shares of Class A and Class B common stock outstanding - Diluted	150,847,183	150,847,183

Earnings per share - Basic	$0.09	$0.09
Earnings per share - Diluted	$0.09	$0.09

(1)

Earnings per share and weighted average shares outstanding for the pre-IPO periods have been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the original members’ existing membership interests for LLC interests.

For the three and six months ended June 30, 2019, there were approximately 340 shares that were anti-dilutive and thus excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2018, there were approximately 8,045,000 and 6,789,000 shares, respectively, that were anti-dilutive and thus excluded from the computation of diluted earnings per share.

LLC Interests held by the Continuing LLC Owners are redeemable, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 79,289,005 LLC Interests for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the post-IPO periods.

Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not participating securities for purposes of the computation of earnings per share.

17.          Regulatory Capital Requirements

TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3‑1 under the Securities Exchange Act of 1934. TEL is subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At June 30, 2019 and December 31, 2018, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU were as follows (in thousands):

As of June 30, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$21,837	$42,786	$25,858	$47,555	$12,286	$6,472
Regulatory Capital Requirement	1,615	1,559	386	17,515	4,368	6,472
Excess Regulatory Capital	$20,222	$41,227	$25,472	$30,040	$7,918	$—

As of December 31, 2018	TWL	DW	TWD	TEL	TWJ
Regulatory Capital	$18,986	$41,164	$24,042	$46,157	$10,592
Regulatory Capital Requirement	2,698	1,803	599	17,493	3,413
Excess Regulatory Capital	$16,288	$39,361	$23,443	$28,664	$7,179

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2019 and December 31, 2018 are as follows (in thousands):

	As of June 30, 2019		As of December 31, 2018
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$30,137	$15,032	$31,232	$17,837
Required Financial Resources	10,500	5,589	10,500	5,169
Excess Financial Resources	$19,637	$9,443	$20,732	$12,668

Liquid Financial Assets	$16,961	$8,719	$16,662	$11,888
Required Liquid Financial Assets	5,250	2,795	5,250	2,585
Excess Liquid Financial Assets	$11,711	$5,924	$11,412	$9,303

18.          Business Segment and Geographic Information

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

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Net revenue:
Institutional	$111,057	$220,309	$102,095	$204,415
Wholesale	41,945	81,376	32,265	64,860
Retail	19,939	41,145	20,918	39,954
Market Data	17,544	34,447	15,737	31,289
Contingent consideration	—	—	(19,297)	(29,367)
Net revenue	190,485	377,277	151,718	311,151
Operating expenses	159,530	300,045	111,556	223,634
Operating income	$30,955	$77,232	$40,162	$87,517

The Company operates in the U.S. and internationally, primarily in Europe and Asia. Revenues are attributed to geographic area based on the jurisdiction where the underlying transactions take place. The results by geographic region are not meaningful in understanding the Company's business. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary. Information regarding revenue for the three and six months ended June 30, 2019 and 2018 and long-lived assets as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2019	June 30, 2018	June 30, 2018
Net Revenue:
U.S.	$122,693	$242,090	$109,540	$217,322
International	67,792	135,187	61,475	123,196
Gross revenue	190,485	377,277	171,015	340,518
Contingent consideration	—	—	(19,297)	(29,367)
Total	$190,485	$377,277	$151,718	$311,151

	June 30, 2019	December 31, 2018
Long-lived assets
U.S.	$4,251,030	$4,276,568
International	13,413	7,787
Total	$4,264,443	$4,284,355

19.          Subsequent Events

On August 1, 2019, London Stock Exchange Group plc announced that it has agreed definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as Thomson Reuters to acquire Refinitiv in an all share transaction for a total enterprise value of approximately $27 billion. The transaction is subject to customary regulatory and shareholder approvals, and is expected to close during the second half of 2020. Refinitiv currently holds a 54% economic interest in the Company.

On August 7, 2019, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2019. This dividend will be payable on September 16, 2019 to stockholders of record as of September 3, 2019.

On August 6, 2019, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $33.0 million payable on September 13, 2019.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q.

Overview

We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, money markets and equities. We are a global company serving clients in 69 countries with offices in North America, Europe and Asia. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.

Our institutional client sector serves institutional investors in 37 markets across 24 currencies, and in 69 countries around the globe. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.

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

Technology and Cybersecurity Environment

Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology, systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements by utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on technology infrastructure initiatives and continually improve our platforms and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cyber security incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.

Foreign Currency Exchange Rate Environment

We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See “Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10‑Q.

Effect of Pushdown Accounting on our Financial Statements

As a result of the Refinitiv Transaction, and the application of pushdown accounting, our assets and liabilities were adjusted to their estimated fair values as of October 1, 2018, the closing date of the Refinitiv Transaction. These adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of our assets and the related increase in depreciation of tangible assets and amortization of our intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability. Additionally, the excess of the portion of the total purchase price of the Refinitiv Transaction attributable to the purchase of our assets and liabilities over their estimated fair value as of the closing date of the Refinitiv Transaction was allocated to goodwill. Goodwill is subject to annual impairment testing. Amounts allocated to intangible assets with definite lives are subject to amortization over the estimated useful life of the asset. See Note 3 – Pushdown Accounting to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q and “— Critical Accounting Policies and Estimates — Pushdown Accounting.”

Due to the change in the basis of accounting resulting from the application of pushdown accounting, the financial information for the period beginning on October 1, 2018, and through and including June 30, 2019, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period,” are not necessarily comparable. As discussed above, the new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense and decreased occupancy expense. However, the change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact revenues, employee compensation and benefits expense, general and administrative expense, technology and communications expense or professional fees. For all other metrics, to the extent that the change in basis had a material impact on our results, we have disclosed such impact under “—Results of Operations.”

Taxation and Public Company Expenses

In connection with the Reorganization Transactions, we became the sole manager of TWM LLC. As a result, beginning with the second quarter of 2019, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and are taxed at prevailing corporate tax rates. Our actual effective tax rate is impacted by our ownership share of Tradeweb Markets LLC, which will increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable. In addition to tax expenses, we also incur expenses related to our operations. Furthermore, in connection with the IPO, we entered into the Tax Receivable Agreement pursuant to which we will make payments that we expect to be significant. We intend to cause TWM LLC to make distributions in an amount sufficient to allow us to pay our tax obligations, operating expenses, including payments under the Tax Receivable Agreement, and our quarterly cash dividends, as and when declared by our board of directors..

In addition, as a public company, we have started to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to continue to increase as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements for future periods will reflect the impact of these expenses.

Components of our Results of Operations

Revenues

Our gross revenue is derived primarily from transaction fees, subscription fees, commissions and market data fees. For the three and six months ended June 30, 2018, our gross revenue is offset by contingent consideration recognized as a contra-revenue adjustment related to the achievement of specific revenue earnout milestones, as further described below. This contingent consideration vested on, and has no additional impacts on our results of operations after, July 31, 2018. We believe that gross revenue is the key driver of our operating performance and therefore is the revenue measure we utilize to assess our business on a period by period basis.

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

For purposes of our discussion of our results of operations, we include Refinitiv (formerly Thomson Reuters) market data fees in subscription fees. We earn fixed license fees from our market data license agreement with Refinitiv. We also earn royalties from Refinitiv for referrals of new Eikon (a Refinitiv data platform) customers based on customer conversion rates. Royalties may fluctuate from period to period depending on the numbers of customer conversions achieved by Refinitiv during the applicable royalty fee earning period, which is typically five years from the date of the initial referral.

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

Contingent Consideration

In 2014, we issued Class A Shares and unvested Class P1‑(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution to facilitate our expansion into new credit products. In connection with this investment, certain employees also invested $5.3 million in us and were issued Class C Shares and unvested Class P1‑(C) Shares. The Class P1‑(A) Shares vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the growth of specified credit products (the “Credit Initiative Earnout”). Prior to the July 31, 2018 vesting, we recognized contingent consideration with respect to the Credit Initiative Earnout as a contra-revenue adjustment, which partially offset gross revenue for the three and six months ended June 30, 2018. See “— Critical Accounting Policies and Estimates — Contingent Consideration” for a discussion of the calculation of contingent consideration. The value of the contingent consideration of $156.2 million was finalized and contributed to members’ capital or employee equity compensation payable on July 31, 2018 and we therefore no longer recognize any contra-revenue adjustments from the Credit Initiative Earnout subsequent to that date. In connection with the Reorganization Transactions, the Class A Shares, Class P1-(A) Shares, Class C Shares and Class P1-(C) Shares were exchanged for LLC Interests.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring new employees, and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire additional employees and as our revenues and earnings grow. As a result, employee compensation and benefits can vary from period to period.

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

Occupancy

Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe and Asia. Fees incurred by us under a shared services agreement with Refinitiv for office space are also included in occupancy expense. We expect occupancy expense to increase as we expand the number of our employees and grow our operations. As discussed in “— Effect of Pushdown Accounting on our Financial Statements,” we applied pushdown accounting as a result of the Refinitiv Transaction and therefore occupancy expense in Successor reporting periods will differ from amounts reported in Predecessor periods.

Net Interest Income (Expense)

Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Beginning with the second quarter of 2019, interest expense consists of commitment fees payable on the Revolving Credit Facility.

Income Taxes

Beginning with the second quarter of 2019, we are subject to U.S. federal, state and local income taxes with respect to our taxable income, including our allocable share of any taxable income of TWM LLC, and are taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including us, on a pro rata basis. Income taxes also include unincorporated business taxes on income earned or losses incurred for conducting business in certain state and local jurisdictions, income taxes on income earned or losses incurred in foreign jurisdictions on certain operations and federal and state income taxes on income earned or losses incurred, both current and deferred, on subsidiaries that are taxed as corporations for U.S. tax purposes.

Results of Operations

For the Three Months Ended June 30, 2019 (Successor) and Three Months Ended June 30, 2018 (Predecessor)

The following table sets forth a summary of our statements of income for the three months ended June 30, 2019 and 2018:

	Successor	Predecessor
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(dollars in thousands)
Gross revenue	$190,485	$171,015
Contingent consideration	—	(19,297)
Net revenue	190,485	151,718
Total expenses	159,530	111,556
Operating income	30,955	40,162
Net interest income	175	582
Income before taxes	31,130	40,744
Income taxes	(6,314)	(1,847)
Net income	$24,816	$38,897
Less: Net income attributable to non-controlling interests	11,988
Net income attributable to Tradeweb Markets Inc.	$12,828

Overview

During the three months ended June 30, 2019, our business was impacted by a number of factors, including higher client trading activity, driving revenue increases in rates, credit, equities and money markets trading. Our market data business also grew due to the expansion of our market data license agreement with Refinitiv. Our expenses were impacted by non-cash stock-based compensation expense related to the Special Option Award (as defined below) as a result of the completion of the IPO during the three months ended June 30, 2019 and higher depreciation and amortization expense as a result of the application of pushdown accounting.

Gross revenue increased by $19.5 million or 11.4% to $190.5 million for the three months ended June 30, 2019 from $171.0 million for the three months ended June 30, 2018. This increase in gross revenue was mainly due to higher trading volumes resulting in a $12.9 million increase in transaction fees and a $8.9 million increase in commissions. Net revenue increased by $38.8 million or 25.6% to $190.5 million for the three months ended June 30, 2019 from $151.7 million for the three months ended June 30, 2018. Non-cash contingent consideration decreased by $19.3 million for the three months ended June 30, 2019 as a result of the vesting of the Credit Initiative Earnout at July 31, 2018.

Total expenses for the three months ended June 30, 2019 and 2018 were $159.5 million and $111.6 million, respectively. Total expenses for the three months ended June 30, 2019 were impacted by higher employee compensation and benefits expense, including the impact of stock-based compensation expense related to the Special Option Award, which, as a result of the completion of the IPO, we began to expense during the three months ended June 30, 2019, and higher general and administrative costs, specifically foreign exchange losses. Total expenses for the three months ended June 30, 2019 were also impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting.

Income before taxes for the three months ended June 30, 2019 and 2018 was $31.1 million and $40.7 million, respectively. Net income for the three months ended June 30, 2019 and 2018 was $24.8 million and $38.9 million, respectively. Net income attributable to Tradeweb Markets Inc. for the three months ended June 30, 2019 was $12.8 million. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the three months ended June 30, 2019 were negatively impacted by $20.4 million of stock-based compensation expense related to the

Special Option Award and higher depreciation and amortization expense as a result of the application of pushdown accounting, resulting in a $17.6 million increase in depreciation and amortization expense, partially offset by higher revenues.

Revenues

Our revenues for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months		Three Months
	Ended June 30, 2019		Ended June 30, 2018
		% of Gross		% of Gross
	$	Revenue	$	Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$103,952	54.6%	$91,030	53.2%	$12,922	14.2%
Subscription fees(1)	47,951	25.2%	49,728	29.1%	(1,777)	(3.6)%
Commissions	36,413	19.1%	27,553	16.1%	8,860	32.2%
Other	2,169	1.1%	2,704	1.6%	(535)	(19.8)%
Gross revenue	190,485	100.0%	171,015	100.0%	19,470	11.4%
Contingent consideration	—		(19,297)		19,297	(100.0)%
Net revenue	$190,485		$151,718		$38,767	25.6%
Components of gross revenue growth:
Constant currency growth(2)						13.2%
Foreign currency impact						(1.8)%
Total gross revenue growth						11.4%

(1)	Subscription fees for the three months ended June 30, 2019 and 2018 include $13.4 million and $12.1 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
(2)

Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2018. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.

Our variable and fixed revenues by fee type for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Transaction fees	$79,577	$24,375	$69,557	$21,473	$10,020	$2,902	14.4%	13.5%
Subscription fees(1)	435	47,516	425	49,303	10	(1,787)	2.4%	(3.6)%
Commissions	26,635	9,778	17,346	10,207	9,289	(429)	53.6%	(4.2)%
Other	302	1,867	14	2,690	288	(823)	2,057.1%	(30.6)%
Gross revenue	$106,949	$83,536	$87,342	$83,673	$19,607	$(137)	22.4%	(0.2)%

(1)	Subscription fees for the three months ended June 30, 2019 and 2018 include $13.4 million and $12.1 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

Transaction fees. Transaction fees increased by $12.9 million or 14.2% to $103.9 million for the three months ended June 30, 2019 from $91.0 million for the three months ended June 30, 2018 primarily due to increased volumes for rates derivatives products and ETFs.

Subscription fees. Subscription fees decreased by $1.8 million or (3.6)% to $47.9 million for the three months ended June 30, 2019 from $49.7 million for the three months ended June 30, 2018 primarily due to the timing of Retail fees for software development and implementation and lower European government bond fees, partially offset by higher market data fees.

Commissions.  Commissions increased by $8.9 million or 32.2% to $36.4 million for the three months ended June 30, 2019 from $27.5 million for the three months ended June 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds and U.S. treasuries.

Other. Other revenue decreased by $0.5 million or (19.8)% to $2.2 million for the three months ended June 30, 2019 from $2.7 million for the three months ended June 30, 2018 primarily as a result of lower fees from a third party for certain licensing and development in Canada.

Contingent consideration. There was no contingent consideration for the three months ended June 30, 2019 due to the vesting of the Credit Initiative Earnout at July 31, 2018. Contingent consideration for the three months ended June 30, 2018 was $19.3 million.

Our gross revenue by client sector for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$111,057	$102,095	$8,962	8.8%
Wholesale	41,945	32,265	9,680	30.0%
Retail	19,939	20,918	(979)	(4.7)%
Market Data	17,544	15,737	1,807	11.5%
Total gross revenue	$190,485	$171,015	$19,470	11.4%

Institutional. Revenues from our Institutional client sector increased by $9.0 million or 8.8% to $111.1 million for the three months ended June 30, 2019 from $102.1 million for the three months ended June 30, 2018. The increase was derived primarily from increased volumes for rates derivatives products, ETFs and mortgages products, partially offset by the impact of foreign exchange, mainly the deterioration of the euro.

Wholesale. Revenues from our Wholesale client sector increased by $9.7 million or 30.0% to $41.9 million for the three months ended June 30, 2019 from $32.3 million for the three months ended June 30, 2018. The increase was derived primarily from U.S. session-based and U.S. treasuries trading volumes.

Retail. Revenues from our Retail client sector decreased by $1.0 million or (4.7)% to $19.9 million for the three months ended June 30, 2019 from $20.9 million for the three months ended June 30, 2018. The decrease was primarily due to the timing of fees for software development and implementation.

Market Data. Revenues from our Market Data client sector increased by $1.8 million or 11.5% to $17.5 million for the three months ended June 30, 2019 from $15.7 million for the three months ended June 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$107,063	$95,136	$11,927	12.5%
Credit	39,599	34,077	5,522	16.2%
Equities	11,116	9,671	1,445	14.9%
Money Markets	10,322	8,467	1,855	21.9%
Market Data	17,544	15,737	1,807	11.5%
Other Fees	4,841	7,927	(3,086)	(38.9)%
Total gross revenue	$190,485	$171,015	$19,470	11.4%

Our variable and fixed revenues by asset class for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$56,743	$50,320	$45,307	$49,829	$11,436	$491	25.2%	1.0%
Credit	34,337	5,262	29,102	4,975	5,235	287	18.0%	5.8%
Equities	9,195	1,921	7,907	1,764	1,288	157	16.3%	8.9%
Money Markets	6,674	3,648	5,012	3,455	1,662	193	33.2%	5.6%
Market Data	—	17,544	—	15,737	—	1,807	n/a	11.5%
Other	—	4,841	14	7,913	(14)	(3,072)	(100.0)	(38.8)%
Gross revenue	$106,949	$83,536	$87,342	$83,673	$19,607	$(137)	22.4%	(0.2)%

Rates. Revenues from our Rates asset class increased by $11.9 million or 12.5% to $107.0 million for the three months ended June 30, 2019 from $95.1 million for the three months ended June 30, 2018 primarily due to increased volumes in derivatives products and U.S. treasuries.

Credit. Revenues from our Credit asset class increased by $5.5 million or 16.2% to $39.6 million for the three months ended June 30, 2019 from $34.1 million for the three months ended June 30, 2018 primarily due to increased volumes for U.S. corporate bonds.

Equities. Revenues from our Equities asset class increased by $1.4 million or 14.9% to $11.1 million for the three months ended June 30, 2019 from $9.7 million for the three months ended June 30, 2018 primarily due to increased volumes for ETFs.

Money Markets. Revenues from our Money Markets asset class increased by $1.9 million or 21.9% to $10.3 million for the three months ended June 30, 2019 from $8.5 million for the three months ended June 30, 2018 primarily due to increased volumes for repurchase agreements and certificates of deposit.

Market Data. Revenues from Market Data increased by $1.8 million or 11.5% to $17.5 million for the three months ended June 30, 2019 from $15.7 million for the three months ended June 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Other Fees. Revenues from Other Fees decreased by $3.1 million or (38.9)% to $4.8 million for the three months ended June 30, 2019 from $7.9 million for the three months ended June 30, 2018 primarily due to the timing of Retail fees for software development and implementation and lower fees from a third party for certain licensing and development in Canada.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
	ADV	Volume	ADV	Volume	ADV Change
	(dollars in millions)
Rates	$511,912	$32,144,241	$351,828	$22,441,356	45.5%
Credit	$12,217	$766,367	$11,791	$746,841	3.6%
Equities	$7,120	$445,568	$6,919	$440,504	2.9%
Money Markets	$222,595	$14,022,433	$169,553	$10,829,843	31.3%
Total	$753,844	$47,378,609	$540,091	$34,458,544	39.6%

We believe the increases in average daily volumes in the three months ended June 30, 2019 for most asset classes can be attributed to various factors, including increased volatility across our rates, credit and money markets asset classes, further electronification of trading activities, increase in market share, new products and new clients. Trading activity in interest rate swaps and repurchase agreements were the leading drivers of our overall volume growth year-over-year. Rates ADV increased due mainly to higher trading activity in interest rate swaps and swaptions, in particular, short-tenor swaps, as well as mortgages and U.S. treasuries. Credit ADV increased due mainly to higher trading activity in U.S. high-grade and high-yield credit as well as Chinese bonds. Equities ADV increased due mainly to higher trading activity in institutional European ETFs and equity options, convertibles and swaps. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2019 and 2018 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) pricing. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Rates asset class decreased 12.4% for the three months ended June 30, 2019 while gross revenue for our Rates asset class increased 12.5% over the same period.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
Rates	$1.77	$2.02	$(0.25)	(12.4)%
Credit	$44.80	$38.97	$5.83	15.0%
Equities	$20.64	$17.95	$2.69	15.0%
Money Markets	$0.48	$0.46	$0.02	2.8%
Total Fees per Million	$2.26	$2.53	$(0.27)	(10.7)%

Rates average variable fees per million was impacted by the growth of short tenor swap volume, a product which has a lower variable fee capture as compared to other rates products. Credit average variable fees per million was impacted by a mix shift in volumes towards cash products and away from derivatives products. Equities average variable fees per million was impacted by a mix shift towards institutional European ETFs and away from wholesale products. Money Markets average variable fees per million was impacted by a mix shift towards repurchase agreements and away from other lower variable fee capture Money Markets products.

Our gross revenue by geography (based on client location) for the three months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$122,693	$109,540	13,153	12.0%
International	67,792	61,475	6,317	10.3%
Total gross revenue	$190,485	$171,015	19,470	11.4%

U.S. Revenues from U.S. clients increased by $13.2 million or 12.0% to $122.7 million for the three months ended June 30, 2019 from $109.5 million for the three months ended June 30, 2018 primarily due to higher trading volumes from our U.S. credit products, U.S. ETFs, U.S. dollar-denominated swaps and U.S. treasuries.

International. Revenues from International clients increased by $6.3 million or 10.3% to $67.8 million for the three months ended June 30, 2019 from $61.5 million for the three months ended June 30, 2018 primarily due to increased volumes for European interest rate swaps, U.S. dollar-denominated swaps and European repurchase agreements. Fluctuations in foreign currency rates decreased our International gross revenue by $2.4 million.

Operating Expenses

Our expenses for the three months ended June 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(in thousands)
Employee compensation and benefits	$95,995	$68,407
Depreciation and amortization	34,292	16,178
Technology and communications	9,519	9,023
General and administrative	9,365	7,153
Professional fees	6,738	7,276
Occupancy	3,621	3,519
Total Expenses	$159,530	$111,556

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $27.6 million or 40.3% to $96.0 million for the three months ended June 30, 2019 from $68.4 million for the three months ended June 30, 2018. The increase was primarily due to $20.4 million of non-cash stock-based compensation expense related to the Special Option Award which, as a result of the completion of the IPO, we began to expense during the three months ended June 30, 2019 (with $18.9 million recognized as compensation expense related to these options immediately upon the completion of the IPO), a $3.8 million increase in salaries and benefits, due to an increase in employee headcount, and an increase in commissions of $2.6 million due to higher Wholesale revenues. Total employee headcount increased to 915 as of June 30, 2019 from 872 as of June 30, 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2019 was $34.3 million. Depreciation and amortization expense for the three months ended June 30, 2018 was $16.2 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, we adjusted our assets and liabilities to their estimated fair values as of October 1, 2018, which resulted in an increase in depreciation of tangible assets and amortization of our intangible assets. The impact of such adjustments increased depreciation and amortization expense during the three months ended June 30, 2019 by $17.6 million.

Technology and Communications. Technology and communications expense increased by $0.5 million or 5.5% to $9.5 million for the three months ended June 30, 2019 from $9.0 million for the three months ended June 30, 2018. The increase was primarily due to increased clearance fees as a result of higher trading volumes.

General and Administrative. General and administrative expense increased by $2.2 million or 30.9% to $9.4 million for the three months ended June 30, 2019 from $7.2 million for the three months ended June 30, 2018. The increase was primarily a result of an increase in foreign exchange losses of $1.5 million.

Professional Fees. Professional fees decreased by $0.5 million or (7.4)% to $6.7 million for the three months ended June 30, 2019 from $7.3 million for the three months ended June 30, 2018. The decrease was primarily due to decreased legal and consulting fees partially offset by increased tax advisory and audit fees, including fees incurred in connection with the IPO.

Occupancy. Occupancy expense for the three months ended June 30, 2019 was $3.6 million.  Occupancy expense for the three months ended June 30, 2018 was $3.5 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, at October 1, 2018, we established a leasehold interest liability, which resulted in a $0.1 million increase in occupancy expense during the three months ended June 30, 2019.

Net Interest Income (Expense)

Net interest income (expense) decreased by $0.4 million to net interest income of $0.2 million for the three months ended June 30, 2019 from net interest income of $0.6 million for the three months ended June 30, 2018. Net interest income for the three months ended June 30, 2019 was impacted by credit facility fees related to the Revolving Credit Facility, which we entered into during the three months ended June 30, 2019.

Income Taxes

Provision for income taxes for the three months ended June 30, 2019 was $6.3 million. Provision for income taxes for the three months ended June 30, 2018 was $1.8 million. Provision for income taxes for the three months ended June 30, 2019 was impacted by the Reorganization Transactions and the IPO, which resulted in Tradeweb Markets Inc. becoming subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and being taxed at prevailing corporate tax rates. Prior to the Reorganization Transactions, we were not required to maintain an income tax provision on our earnings as TWM LLC is a multiple member limited liability company taxed as a partnership.

For the Six Months Ended June 30, 2019 (Successor) and Six Months Ended June 30, 2018 (Predecessor)

The following table sets forth a summary of our statements of income for the six months ended June 30, 2019 and 2018:

	Successor	Predecessor
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(dollars in thousands)
Gross revenue	$377,277	$340,518
Contingent consideration	—	(29,367)
Net revenue	377,277	311,151
Total expenses	300,045	223,634
Operating income	77,232	87,517
Net interest income	1,033	1,053
Income before taxes	78,265	88,570
Income taxes	(11,097)	(4,365)
Net income	$67,168	$84,205
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	24,816
Less: Net income attributable to non-controlling interests	11,988
Net income attributable to Tradeweb Markets Inc.	$12,828

Overview

During the six months ended June 30, 2019, our business was impacted by a number of factors, including higher client trading activity, driving revenue increases in rates, credit, equities and money markets trading. Our market data business also grew due to the expansion of our market data license agreement with Refinitiv. Our expenses were impacted by non-cash stock-based compensation expense related to the Special Option Award as a result of the completion of the IPO during the second quarter of 2019 and higher depreciation and amortization expense as a result of the application of pushdown accounting.

Gross revenue increased by $36.8 million or 10.8% to $377.3 million for the six months ended June 30, 2019 from $340.5 million for the six months ended June 30, 2018. This increase in gross revenue was mainly due to higher trading volumes resulting in a $25.4 million increase in transaction fees and a $15.2 million increase in commissions. Net revenue increased by $66.1 million or 21.3% to $377.3 million for the six months ended June 30, 2019 from $311.2 million for the six months ended June 30, 2018. Non-cash contingent consideration decreased by $29.4 million for the six months ended June 30, 2019 as a result of the vesting of the Credit Initiative Earnout at July 31, 2018.

Total expenses for the six months ended June 30, 2019 and 2018 were $300.0 million, and $223.6 million, respectively. Total expenses for the six months ended June 30, 2019 were impacted by higher employee compensation and benefits expense, including the impact of stock-based compensation expense related to the Special Option Award, which, as a result of the completion of the IPO, we began to expense during the second quarter of 2019, higher technology and communication costs and higher general and administrative costs, specifically foreign exchange losses. Total expenses for the six months ended June 30, 2019 were also impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting.

Income before taxes for the six months ended June 30, 2019 and 2018 was $78.3 million and $88.6 million, respectively. Net income for the six months ended June 30, 2019 and 2018 was $67.2 million and $84.2 million, respectively. Net income attributable to Tradeweb Markets Inc. for the six months ended June 30, 2019 was $12.8 million. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the six months ended

June 30, 2019 were negatively impacted by $20.4 million of compensation expense related to the Special Option Award and higher depreciation and amortization expense as a result of the application of pushdown accounting, resulting in a $34.3 million increase in depreciation and amortization expense, partially offset by higher revenues.

Revenues

Our revenues for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Six Months		Six Months
	Ended June 30, 2019		Ended June 30, 2018
		% of Gross		% of Gross
	$	Revenue	$	Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$206,592	54.8%	$181,169	53.2%	$25,423	14.0%
Subscription fees(1)	96,012	25.4%	98,291	28.9%	(2,279)	(2.3)%
Commissions	70,610	18.7%	55,436	16.3%	15,174	27.4%
Other	4,063	1.1%	5,622	1.7%	(1,559)	(27.7)%
Gross revenue	377,277	100.0%	340,518	100.0%	36,759	10.8%
Contingent consideration	—		(29,367)		29,367	(100.0)%
Net revenue	$377,277		$311,151		$66,126	21.3%
Components of gross revenue growth:
Constant currency growth(2)						12.9%
Foreign currency impact						(2.1)%
Total gross revenue growth						10.8%

(1)	Subscription fees for the six months ended June 30, 2019 and 2018 include $27.0 million and $24.3 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
(2)

Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2018. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.

Our variable and fixed revenues by fee type for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Transaction fees	$158,492	$48,100	$139,194	$41,975	$19,298	$6,125	13.9%	14.6%
Subscription fees(1)	890	95,122	900	97,391	(10)	(2,269)	(1.1)%	(2.3)%
Commissions	50,945	19,665	35,126	20,310	15,819	(645)	45.0%	(3.2)%
Other	605	3,458	26	5,596	579	(2,138)	2,226.9%	(38.2)%
Gross revenue	$210,932	$166,345	$175,246	$165,272	$35,686	$1,073	20.4%	0.6%

(1)	Subscription fees for the six months ended June 30, 2019 and 2018 include $27.0 million and $24.3 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

Transaction fees. Transaction fees increased by $25.4 million or 14.0% to $206.6 million for the six months ended June 30, 2019 from $181.2 million for the six months ended June 30, 2018 primarily due to increased volumes for rates derivatives products and ETFs.

Subscription fees. Subscription fees decreased by $2.3 million or (2.3)% to $96.0 million for the six months ended June 30, 2019 from $98.3 million for the six months ended June 30, 2018 primarily due to the timing of Retail fees for software development and implementation and lower European government bond fees, partially offset by higher market data fees.

Commissions.  Commissions increased by $15.2 million or 27.4% to $70.6 million for the six months ended June 30, 2019 from $55.4 million for the six months ended June 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds and U.S. treasuries.

Other. Other revenue decreased by $1.6 million or (27.7)% to $4.1 million for the six months ended June 30, 2019 from $5.6 million for the six months ended June 30, 2018 primarily as a result of lower fees from a third party for certain licensing and development in Canada.

Contingent consideration. There was no contingent consideration for the six months ended June 30, 2019 due to the vesting of the Credit Initiative Earnout at July 31, 2018. Contingent consideration for the six months ended June 30, 2018 was $29.4 million.

Our gross revenue by client sector for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$220,309	$204,415	$15,894	7.8%
Wholesale	81,376	64,860	16,516	25.5%
Retail	41,145	39,954	1,191	3.0%
Market Data	34,447	31,289	3,158	10.1%
Total gross revenue	$377,277	$340,518	$36,759	10.8%

Institutional. Revenues from our Institutional client sector increased by $15.9 million or 7.8% to $220.3 million for the six months ended June 30, 2019 from $204.4 million for the six months ended June 30, 2018. The increase was derived primarily from increased volumes for rates derivatives products and ETFs, partially offset by the impact of foreign exchange, mainly the deterioration of the euro.

Wholesale. Revenues from our Wholesale client sector increased by $16.5 million or 25.5% to $81.4 million for the six months ended June 30, 2019 from $64.9 million for the six months ended June 30, 2018. The increase was derived primarily from U.S. session-based trading volumes.

Retail. Revenues from our Retail client sector increased by $1.2 million or 3.0% to $41.1 million for the six months ended June 30, 2019 from $40.0 million for the six months ended June 30, 2018. The increase was derived primarily from higher trading volumes for U.S. corporate and municipal bonds partially offset by the timing of fees for software development and implementation.

Market Data. Revenues from our Market Data client sector increased by $3.2 million or 10.1% to $34.4 million for the six months ended June 30, 2019 from $31.3 million for the six months ended June 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$211,153	$189,049	$22,104	11.7%
Credit	79,034	68,810	10,224	14.9%
Equities	22,914	19,863	3,051	15.4%
Money Markets	19,884	16,581	3,303	19.9%
Market Data	34,447	31,289	3,158	10.1%
Other Fees	9,845	14,926	(5,081)	(34.0)%
Total gross revenue	$377,277	$340,518	$36,759	10.8%

Our variable and fixed revenues by asset class for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$110,393	$100,760	$90,375	$98,674	$20,018	$2,086	22.1%	2.1%
Credit	68,695	10,339	58,715	10,095	9,980	244	17.0%	2.4%
Equities	19,347	3,567	16,428	3,435	2,919	132	17.8%	3.8%
Money Markets	12,497	7,387	9,714	6,867	2,783	520	28.6%	7.6%
Market Data	—	34,447	—	31,289	—	3,158	n/a	10.1%
Other	—	9,845	14	14,912	(14)	(5,067)	(100.0)	(34.0)%
Gross revenue	$210,932	$166,345	$175,246	$165,272	$35,686	$1,073	20.4%	0.6%

Rates. Revenues from our Rates asset class increased by $22.1 million or 11.7% to $211.2 million for the six months ended June 30, 2019 from $189.0 million for the six months ended June 30, 2018 primarily due to increased volumes in derivatives and U.S. treasuries.

Credit. Revenues from our Credit asset class increased by $10.2 million or 14.9% to $79.0 million for the six months ended June 30, 2019 from $68.8 million for the six months ended June 30, 2018 primarily due to increased volumes for U.S. corporate bonds.

Equities. Revenues from our Equities asset class increased by $3.1 million or 15.4% to $22.9 million for the six months ended June 30, 2019 from $19.9 million for the six months ended June 30, 2018 primarily due to increased volumes for ETFs.

Money Markets. Revenues from our Money Markets asset class increased by $3.3 million or 19.9% to $19.9 million for the six months ended June 30, 2019 from $16.6 million for the six months ended June 30, 2018 primarily due to increased volumes for repurchase agreements and certificates of deposit.

Market Data. Revenues from Market Data increased by $3.2 million or 10.1% to $34.4 million for the six months ended June 30, 2019 from $31.3 million for the six months ended June 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Other Fees. Revenues from Other Fees decreased by $5.1 million or (34.0)% to $9.8 million for the six months ended June 30, 2019 from $14.9 million for the six months ended June 30, 2018 primarily due to the timing of Retail fees for software development and implementation and lower fees from a third party for certain licensing and development in Canada.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
	June 30, 2019		June 30, 2018
	ADV	Volume	ADV	Volume	ADV Change
	(dollars in millions)
Rates	$472,284	$58,597,627	$348,212	$43,584,341	35.6%
Credit	$14,295	$1,776,187	$13,370	$1,673,618	6.9%
Equities	$7,406	$921,299	$8,429	$1,053,032	(12.1)%
Money Markets	$207,009	$25,794,121	$167,050	$20,900,883	23.9%
Total	$700,994	$87,089,234	$537,061	$67,211,874	30.5%

We believe the increases in average daily volumes in six months ended June 30, 2019 for most asset classes can be attributed to various factors, including increased volatility across our rates, credit and money markets asset classes, further electronification of trading activities, increase in market share, new products and new clients. Rates ADV increased due mainly to higher trading activity in interest rate swaps, swaptions, including short-tenor swaps, U.S. treasuries and mortgages. Credit ADV increased due mainly to higher trading activity in U.S. high-grade and high-yield credit as well as Chinese bonds. Equities ADV decreased due mainly to lower trading activity in U.S. ETFs. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the six months ended June 30, 2019 and 2018 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) pricing. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Rates asset class decreased 9.1% for the six months ended June 30, 2019 while gross revenue for our Rates asset class increased 11.7% over the same period.

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
Rates	$1.88	$2.07	$(0.19)	(9.1)%
Credit	$38.68	$35.08	$3.59	10.2%
Equities	$21.00	$15.60	$5.40	34.6%

Money Markets	$0.48	$0.46	$0.02	2.8%
Total Fees per Million	$2.42	$2.61	$(0.19)	(7.3)%

Rates average variable fees per million was impacted by the growth of short tenor swap volume, a product which has a much lower variable fee capture as compared to other rates products. Credit average variable fees per million was impacted by a mix shift in volumes towards cash products and away from derivatives products. Equities average variable fees per million was impacted by a mix shift in volumes towards European ETFs and institutional ETFs and away from Equity derivatives products. Money Markets average variable fees per million was impacted by a mix shift in volumes towards repurchase agreements and away from other lower variable fee capture Money Markets products.

Our gross revenue by geography (based on client location) for the six months ended June 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$242,090	$217,322	24,768	11.4%
International	135,187	123,196	11,991	9.7%
Total gross revenue	$377,277	$340,518	36,759	10.8%

U.S. Revenues from U.S. clients increased by $24.8 million or 11.4% to $242.1 million for the six months ended June 30, 2019 from $217.3 million for the six months ended June 30, 2018 primarily due to higher trading volumes from our U.S. credit products, U.S. ETFs, U.S. dollar-denominated swaps and U.S. treasuries.

International. Revenues from International clients increased by $12.0 million or 9.7% to $135.2 million for the six months ended June 30, 2019 from $123.2 million for the six months ended June 30, 2018 primarily due to increased volumes for European interest rate swaps, China bonds and European repurchase agreements. Fluctuations in foreign currency rates decreased our International gross revenue by $4.7 million.

Operating Expenses

Our expenses for the six months ended June 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(in thousands)
Employee compensation and benefits	$173,268	$139,977
Depreciation and amortization	67,795	32,446
Technology and communications	19,559	17,486
General and administrative	18,454	13,670
Professional fees	13,709	12,814
Occupancy	7,260	7,241
Total Expenses	$300,045	$223,634

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $33.3 million or 23.8% to $173.3 million for the six months ended June 30, 2019 from $140.0 million for the six months ended June 30, 2018. The increase was primarily due to $20.4 million of non-cash stock-based compensation expense related to the Special Option Award which, as a result of the completion of the IPO, we began to expense during the second quarter of 2019 (with $18.9 million recognized as compensation expense related to these options immediately upon the completion of the IPO), a $8.4 million increase in salaries and benefits, due to an increase in employee headcount, and an increase in commissions of $4.4 million due to higher Wholesale revenues.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2019 was $67.8 million. Depreciation and amortization expense for the six months ended June 30, 2018 was $32.4 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, we adjusted our assets and liabilities to their estimated fair values as of October 1, 2018, which resulted in an increase in depreciation of tangible assets and amortization of our intangible assets. The impact of such adjustments increased depreciation and amortization expense during the six months ended June 30, 2019 by $34.3 million.

Technology and Communications. Technology and communications expense increased by $2.1 million or 11.9% to $19.6 million for the six months ended June 30, 2019 from $17.5 million for the six months ended June 30, 2018. The increase was primarily due to increased clearance fees as a result of higher trading volumes.

General and Administrative. General and administrative expense increased by $4.8 million or 35.0% to $18.5 million for the six months ended June 30, 2019 from $13.7 million for the six months ended June 30, 2018. The increase was primarily a result of an increase in foreign exchange losses of $3.4 million and one-time IPO related fees.

Professional Fees. Professional fees increased by $0.9 million or 7.0% to $13.7 million for the six months ended June 30, 2019 from $12.8 million for the six months ended June 30, 2018. The increase was primarily due to tax advisory and audit fees, including fees incurred in connection with the IPO, partially offset by decreased legal fees.

Occupancy. Occupancy expense for the six months ended June 30, 2019 was $7.3 million. Occupancy expense for the six months ended June 30, 2018 was $7.2 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, at October 1, 2018, we established a leasehold interest liability, which resulted in a $0.2 million decrease in occupancy expense during the six months ended June 30, 2019.

Net Interest Income (Expense)

Net interest income (expense) decreased by $0.1 million to interest income of $1.0 million for the six months ended June 30, 2019 from interest income of $1.1 million for the six months ended June 30, 2018. Net interest income for the six months ended June 30, 2019 was impacted by credit facility fees related to the Revolving Credit Facility, which we entered into during the second quarter of 2019.

Income Taxes

Provision for income taxes for the six months ended June 30, 2019 was $11.1 million. Provision for income taxes for the six months ended June 30, 2018 was $4.4 million. Provision for income taxes for the six months ended June 30, 2019 was impacted by the Reorganization Transactions and the IPO, which occurred in April 2019 and resulted in Tradeweb Markets Inc. becoming subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and being taxed at prevailing corporate tax rates. Prior to the Reorganization Transactions, we were not required to maintain an income tax provision on our earnings as TWM LLC is a multiple member limited liability company taxed as a partnership.

Liquidity and Capital Resources

Overview

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and availability under the Revolving Credit Facility and their sufficiency to fund our operating and investing activities.

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

We expect to fund our liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the event of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.

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

As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $313.6 million and $410.1 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

Factors Influencing Our Liquidity and Capital Resources

Dividend Policy

We intend to pay quarterly cash dividends on our Class A common stock and Class B common stock initially equal to $0.08 per share. Based on 46,000,000 shares of Class A common stock and 96,933,192 shares of Class B common stock outstanding, this dividend policy implies a quarterly cash requirement of approximately $11.4 million (or an annual cash requirement of approximately $45.7 million). As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.

The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, only from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. In addition, when TWM LLC makes distributions, the other holders of LLC Interests will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions.

Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. We currently intend to increase the amount of our expected quarterly dividends in line with free cash flow growth, if any, after giving effect to required tax distributions to be paid by TWM LLC. However, any future determination to change the amount of dividends and/or declare special dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions and other factors that our board of directors considers relevant.

In March and April 2019, TWM LLC made cash distributions to the Original LLC Owners in aggregate amounts of $20.0 million and $100.0 million, respectively. In May 2019, TWM LLC made a cash distribution to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $33.4 million.

On August 6, 2019, Tradeweb Markets Inc., as the sole manager, approved a cash distribution to equityholders of TWM LLC, including Tradeweb Markets Inc., in an aggregate amount of approximately $33.0 million payable on or about September 13, 2019.

In May 2019, Tradeweb Markets Inc. paid a quarterly cash dividend to the holders of Class A common stock and Class B common stock in an aggregate amount of $11.4 million.

On August 7, 2019, our board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2019. This dividend will be payable on September 16, 2019 to stockholders of record as of September 3, 2019.

Indebtedness

As of June 30, 2019 and December 31, 2018, we had no outstanding indebtedness.

Historically, the Company has only issued debt in connection with significant investment transactions and all debt issued by the Company has been issued to subsidiaries of Thomson Reuters.

On April 8, 2019, we entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility provides borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.

TWM LLC is the borrower under the Revolving Credit Facility. The Revolving Credit Facility permits borrowings of up to $500.0 million by TWM LLC. Subject to the satisfaction of certain conditions, we will be able to increase the Revolving Credit Facility by $250.0 million with the consent of lenders participating in the increase. The Revolving Credit Facility provides for the issuance of up to $5.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $30.0 million. The Revolving Credit Facility will mature on April 8, 2024.

As of June 30, 2019, there were no amounts outstanding under the Revolving Credit Facility and we had availability of approximately $500.0 million.

Under the terms of the credit agreement that governs the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.0% and (iii) one month LIBOR plus 1.0%, in each case plus 0.75%, or (b) LIBOR plus 1.75%, subject to a 0.00% floor.

The credit agreement also requires that we pay a commitment fee of 0.25% for available but unborrowed amounts.  We are also required to pay customary letter of credit fees and agency fees.

We have the option to voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

There will be no scheduled amortization under the Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity.

Obligations under the Revolving Credit Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of TWM LLC and the guarantors under the facility, subject to certain exceptions.

The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness and guarantee indebtedness;
•	create or incur liens;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances; and
•	enter into certain transactions with affiliates.

The Revolving Credit Facility contains a covenant requiring compliance with a (i) maximum total net leverage ratio tested on the last day of each fiscal quarter not to exceed 3.5 to 1.0 (increasing to 4.0 to 1.0 for the four-quarter period following a material acquisition and the fiscal quarter in which such material acquisition is consummated) and (ii) minimum cash interest coverage ratio tested on the last day of each fiscal quarter not to exceed 3.0 to 1.0.

The credit agreement that governs the Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. If an event of default occurs, the lenders under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Revolving Credit Facility and all actions permitted to be taken by secured creditors under applicable law. As of June 30, 2019, we were in compliance with all the covenants set forth in the Revolving Credit Facility.

Capital Requirements

Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial

Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2019 and December 31, 2018, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $48.0 million and $41.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.

Fails to Deliver/Fails to Receive

At times, transactions executed on our wholesale platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset.

Working Capital

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, accounts payable, accrued expenses and other liabilities, employee equity compensation payable, lease liability and payable to affiliates. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions. Our working capital as of June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December
	2019	31, 2018
	(dollars in thousands)
Cash and cash equivalents	$313,582	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations	255,250	174,591
Deposits with clearing organizations	13,398	11,427
Accounts receivable	92,854	87,192
Receivable from affiliates	2,849	3,243
Current assets	679,133	687,757
Payable to brokers and dealers and clearing organizations	255,163	171,214
Accrued compensation	68,622	120,158
Deferred revenue	25,270	27,883
Accounts payable, accrued expenses and other liabilities	31,196	42,548
Employee equity compensation payable	123	24,187
Lease liability	8,862	—
Payable to affiliates	6,004	5,009
Tax receivable agreement liability	7,222
Current liabilities	402,462	390,999
Working capital	$276,671	$296,758

Current assets

Current assets decreased to $679.1 million as of June 30, 2019 from $687.8 million as of December 31, 2018 due to a $100.0 million cash distribution made by TWM LLC on April 3, 2019 in connection with the IPO. In addition, there was an increase in receivable from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.

Current liabilities

Current liabilities increased to $402.5 million as of June 30, 2019 from $391.0 million as of December 31, 2018 due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to receive as a result of increased unsettled wholesale platform transactions. In addition, there was a decrease in accrued compensation and employee equity compensation payments as a result of annual payments.

See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”

Cash Flows

Our cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$76,973	$65,027
Net cash flows (used in) investing activities	(17,707)	(15,890)
Net cash flows (used in) financing activities	(155,650)	(80,000)
Effect of exchange rate changes on cash and cash equivalents	(138)	(1,198)
Net decrease in cash and cash equivalents	$(96,522)	$(32,061)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, stock-based compensation expense and contingent consideration. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.

Net cash provided by operating activities for the six months ended June 30, 2019 was $77.0 million, an increase of 18.4% over 2018, and primarily driven by an increase in gross revenue.

Investing Activities

Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.

Net cash used in investing activities was $17.7 million for the six months ended June 30, 2019, which consisted of $13.9 million of capitalized software development costs and $3.8 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $15.9 million for the six months ended June 30, 2018, which consisted of $12.8 million of capitalized software development costs and $3.1 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Financing Activities

Financing activities consist of cash dividends to our Class A common stockholders and Class B common stockholders and cash distributions from TWM LLC to the Original LLC Owners during the pre-IPO period.

Net cash used in financing activities for the six months ended June 30, 2019 was $155.7 million, which consisted of purchases of LLC Interests of $1,161.3 million from certain of the Bank Stockholders using the net proceeds from the IPO, cash dividends to our Class A common stockholders and Class B common stockholders of $11.4 million and capital distributions to the Original LLC Owners of $131.9 million, including a one-time distribution of $100.0 million paid in connection with the IPO. Net cash used in financing activities for the six months ended June 30, 2018 was $80.0 million, which consisted of capital distributions to the Original LLC Owners.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2019 and 2018:

	Successor	Predecessor
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
	(in thousands)
Cash flow from operating activities	$76,973	$65,027
Less: Capitalization of software development costs	(13,914)	(12,765)
Less: Purchases of furniture, equipment and leasehold improvements	(3,793)	(3,125)
Free Cash Flow	$59,266	$49,137

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS

In addition to net income and net income attributable to Tradeweb Markets Inc., each presented in accordance with GAAP, we present Adjusted EBITDA and Adjusted EBITDA margin as a measure of our operating performance and Adjusted Net Income and Adjusted Net Income per diluted share (“Adjusted Diluted EPS”) as a measure of our profitability.

Adjusted EBITDA and Adjusted EBITDA margin

Adjusted EBITDA is defined as net income before contingent consideration, net interest income, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by gross revenue for the applicable period. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude contingent consideration because it is equity settled and its balance is based on our value at a certain time and may not reflect our actual operating performance. In addition, we also exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation.” We believe it is useful to exclude this stock-based compensation expense because the amount of expense associated with the Special Option Award may not directly correlate to the underlying performance of our business and will vary across periods. Management and our board of directors use Adjusted EBITDA and Adjusted EBITDA margin to assess our financial performance and believe it is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA and Adjusted EBITDA margin.

Adjusted Net Income and Adjusted Diluted EPS

We present Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. for post-IPO periods and Tradeweb Markets LLC for pre-IPO periods.  As discussed below, because Adjusted Net Income and Adjusted Diluted EPS give effect to certain tax related adjustments to reflect an assumed effective tax rate for all periods presented and, for post-IPO periods, assumes all LLC Interests held by non-controlling interests are exchanged for shares of Class A or Class B common stock, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. and Tradeweb Markets LLC are comparable.

Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., for post-IPO periods, and net income, for pre-IPO periods, in each case adjusted for contingent consideration, acquisition and Refinitiv Transaction related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period, assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period, for pre-IPO periods. The diluted weighted average number of shares outstanding for the pre-IPO periods and post-IPO periods give effect to potentially dilutive securities using the treasury stock method.

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. In addition to excluding contingent consideration for the reasons described above, we believe it is useful to exclude the depreciation and amortization of acquisition related tangible and intangible assets resulting from certain acquisitions, the Refinitiv Transaction and the application of pushdown accounting in order to facilitate a period-over-period comparison of our financial performance. We also exclude expense associated with the Special Option Award for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider these non-GAAP financial measures in isolation or as alternatives to net income attributable to Tradeweb Markets Inc., net income, operating income, gross margin, earnings per share or any other financial measure derived in accordance with GAAP. You are encouraged to evaluate each adjustment and, as applicable, the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of these non-GAAP financial measures. Our presentation of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted Net Income and Adjusted Diluted EPS may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The table set forth below presents a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2019 and 2018:

	Successor		Predecessor
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018
	(in thousands)
Net income	$24,816	$67,168	$38,897	$84,205
Contingent consideration	—	—	19,297	29,367
Interest income, net	(175)	(1,033)	(582)	(1,053)
Depreciation and amortization	34,292	67,795	16,178	32,446
Stock-based compensation expense associated with Special Option Award	20,403	20,403	—	—
Provision for income taxes	6,314	11,097	1,847	4,365
Unrealized foreign exchange (gains) / losses	1,577	1,284	(399)	(1,367)
(Gain) / loss from revaluation of foreign denominated cash(1)	(302)	558	(411)	(455)
Adjusted EBITDA	$86,925	$167,272	$74,827	$147,508
Adjusted EBITDA margin(2)	45.6%	$44.3%	$43.8%	$43.3%

(1)	Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(2)

For the three and six months ended June 30, 2019, Adjusted EBITDA margin increased by 188 and 102 basis points, respectively, or 217 and 149 basis points on a constant currency basis. Adjusted EBITDA margin growth on a constant currency basis, which is a non-GAAP financial measure, is defined as Adjusted EBITDA margin growth excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s results using the average exchange rates for 2018. We use Adjusted EBITDA margin growth on a constant currency basis as a supplemental metric to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing Adjusted EBITDA margin growth on a constant currency basis provides a useful comparison of our Adjusted EBITDA margin and trends between periods.

The table below provides a reconciliation of net income to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Successor		Predecessor
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018
	(in thousands except share and per share amounts)
Earnings per diluted share(1)	$0.09 (b)	$0.19 (a) / 0.09 (b)	$0.18 (a)	$0.39 (a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	—	42,352 (a)	38,897 (a)	84,205 (a)
Add: Net income attributable to Tradeweb Markets Inc. (1)	12,828 (b)	12,828 (b)	—	—
Add: Net income attributable to non-controlling interests (1)(2)	11,988 (b)	11,988 (b)	—	—
Net income	$24,816 (b)	$67,168 (a)(b)	$38,897 (a)	$84,205 (a)
Provision for income taxes	6,314	11,097	1,847	4,365
Contingent consideration	—	—	19,297	29,367
Acquisition and Refinitiv Transaction related D&A(3)	24,133	47,342	6,557	13,063
Stock-based compensation expense associated with Special Option Award	20,403	20,403	—	—
Unrealized foreign exchange (gains) / losses	1,577	1,284	(399)	(1,367)
(Gain) / loss from revaluation of foreign denominated cash(4)	(302)	558	(411)	(455)
Adjusted Net Income before income taxes	76,941	147,852	65,788	129,178
Adjusted income taxes(5)	(20,312)	(39,033)	(17,368)	(34,103)
Adjusted Net Income	$56,629	$108,819	$48,420	$95,075
Adjusted Diluted EPS (1)(6)	$0.25 (b)	$0.23 (a) / 0.25 (b)	$0.23 (a)	$0.45 (a)

(1)

In April 2019, the Company completed the Reorganization Transactions and the IPO.  As a result, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.

a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

See Note 16 – Earnings Per Share to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.

(3)

Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as to the closing date of the Refinitiv Transaction).

(4)	Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(5)

Represents corporate income taxes at an assumed effective tax rate of 26.4% for the three and six months ended June 30, 2019 and 2018 applied to Adjusted Net Income before income taxes. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.

(6)

Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the six months ended June 30, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period).

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2019 and 2018:

		Pre-IPO Period	Post-IPO Period
	Three	Six	Six	Three	Six
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
Reconciliation of Diluted Weighted Average Shares Outstanding to	June 30,	June 30,	June 30,	June 30,	June 30,
Adjusted Diluted Weighted Average Shares Outstanding	2019	2019	2019	2018	2018
Diluted weighted average TWM LLC shares outstanding	—	223,320,457	—	213,435,314	213,435,314
Diluted weighted average shares of Class A and Class B common stock outstanding	150,847,183	—	150,847,183	—	—
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	79,289,005	—	79,289,005	—	—
Adjusted diluted weighted average shares outstanding	230,136,188	223,320,457	230,136,188	213,435,314	213,435,314

Adjusted Net Income	$56,629	$52,190	$56,629	$48,420	$95,075
Adjusted Diluted EPS	$0.25	$0.23	$0.25	$0.23	$0.45
(1)

Assumes the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Intangible Assets

We amortize our intangible assets over the estimated useful lives and test for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. We test our intangible assets with an indefinite useful life for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value. Intangible assets are amortized over their estimated useful lives of seven to sixteen years.

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

Revenue Recognition

We earn fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees are real-time market data fees which are recognized in the period that the data is provided, generally on a monthly basis, and fees for historical data sets which are recognized when the historical data set is provided to Refinitiv.  We are required to make significant judgements for the Refinitiv market data fees. Significant judgements used in accounting for this contract include:

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

Stock-Based Compensation

The stock-based compensation that our employees receive is accounted for as equity or liability awards. As a stock-based equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to additional paid-in capital.

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

For grants made during the post-IPO period, the fair value of the equity instruments is determined based on the price of the Company’s Class A common stock on the grant date.

In October 2018, following the closing of the Refinitiv Transaction, we made a special award of options to management and other employees (the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan. In accounting for the options issued under this plan, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options will be recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. We expect the non-cash stock-based compensation expense associated with the Special Option Award to be between approximately $33.5 million and $35.7 million, which we started to expense beginning in the second quarter of 2019, with a charge of $20.4 million ($18.9 million of which was charged immediately upon the completion of the IPO), and will continue to expense over the following three years. For more information, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan” in the IPO Prospectus.

We use the Black-Scholes pricing model to value some of our stock-based awards. Determining the appropriate fair value model and calculating the fair value of the stock-based awards requires the input of highly subjective assumptions, including the expected life of the stock-based awards, the number of expected stock-based awards that will be forfeited prior to the completion of the vesting requirements, and the stock price volatility.

Income Taxes

Tradeweb Markets Inc. is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM

LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including us, on a pro rata basis. TWM LLC records taxes for conducting business in certain state, local and foreign jurisdictions and records U.S. federal taxes for subsidiaries that are taxed as corporations for U.S, tax purposes. We currently record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure the deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. We believe that it is more likely than not that the Company will be able to realize its deferred tax assets in the future; therefore, no valuation allowance is necessary.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in our consolidated statements of financial condition.

We have elected to treat taxes due on future U.S. inclusions in taxable income under the GILTI provision of the Tax Cuts and Jobs Act as a current period expense when incurred.

Tax Receivable Agreement

Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner using the net proceeds of the IPO or any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement.

We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement for LLC Interests that were purchased using the net proceeds from the IPO. The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of the our earnings, changes in tax legislation and tax rates or other factors that may impact the our tax savings will be reflected in income before taxes in the period in which the change occurs.

Contingent Consideration

In 2014, we issued Class A Shares and unvested Class P‑1(A) Shares to some of the Bank Stockholders as a result of a capital contribution to facilitate our expansion into new credit products. The proceeds from the issuance of the shares were included in members’ capital. In connection with the investment, certain employees also invested in the Company and were issued Class C Shares and unvested Class P‑1(C) Shares. The proceeds from the issuance of these shares were included in members’ capital. The Class A Shares and Class C Shares issued in connection with the investment equally participated in the earnings of the Company together with the other Class A Shares, Class P(A) Shares, Class C Shares and Class P(C) Shares of the Company. Most of the holders of Class A shares had the right to appoint members to the board of managers of the Company. The Class P‑1(A) Shares and Class P‑1(C) Shares did not have any earnings participation rights, nor did any of the Class P‑1(A) Shares have the right to appoint members to the former board of managers, until they vested. The Class P‑1(A) Shares and Class P‑1(C) Shares vested in July 2018 upon the achievement of specific revenue earnout milestones related to the growth of our credit products, as defined by the agreement, from August 2014 through the vesting date of July 2018.

Prior to the July 2018 vesting, we recognized contingent consideration with respect to the potential vesting of Class P‑1(A) Shares and Class P‑1(C) Shares as a contra-revenue adjustment in accordance with ASC 605‑50‑45‑2 because the vesting could be viewed as a sales incentive to participating Bank Stockholders since they are also customers of the Company. The contingent consideration for each reporting period was calculated by estimating the final contingent consideration value using a monte carlo simulation and recognizing that value on a straightline basis over the 48-month period of the agreement, adjusting at each reporting period for any changes in the final value estimate. The revenue milestones provided that shares would vest only if certain credit revenue milestones would be achieved in the twelve months ended July 2016, 2017 and 2018.

As a result of achieving these milestones, the final earnout amount was calculated based on the credit revenues during the twelve months ended July 31, 2018. On July 31, 2018, members’ capital increased by $150.5 million as a result of the vesting of the Class P‑1(A) Shares and employee equity compensation payable increased by $5.7 million as a result of the vesting of the Class P‑1(C) Shares. The value of the vested Class P‑1(C) Shares was included in employee equity compensation payable because the Class P‑1(C) were owned for less than six months by employees who had the ability to exercise a put option of those shares under certain conditions under their control.

Recent Accounting Pronouncements – Recently Adopted

Effective January 1, 2019, we adopted ASC 842, Leases. This standard requires us to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. We adopted ASC 842 prospectively and elected to take the package of practical expedients allowing us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.

On January 1, 2019, upon the adoption of ASC 842, we recorded right-to-use assets of $34.8 million, lease liabilities of $39.6 million and eliminated deferred rent of $4.9 million.

See Note 2 – Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements not yet adopted.

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

The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2019 and 2018:

	Successor		Predecessor
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2019	2018	2018
% of revenue denominated in foreign currencies (1)	30.1%	30.2%	29.6%	29.4%
% of operating expenses denominated in foreign currencies (2)	13.8%	14.4%	16.5%	16.3%
(1)	Gross revenue in foreign currencies is primarily denominated in Euros.
(2)	Operating expenses in foreign currencies are primarily denominated in British pounds.

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

The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the three and six months ended June 30, 2019 and 2018:

	Successor		Predecessor
	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Impact of Foreign Currency Rate Fluctuations	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2019	2019	2018	2018
Increase (decrease) in gross revenue	$(2,400)	$(4,700)	$600	$2,100
Increase (decrease) in operating income	$(2,100)	$(5,300)	$1,900	$3,300

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the three and six months ended June 30, 2019 and 2018:

	Successor				Predecessor
	Three		Six		Three		Six
	Months		Months		Months		Months
	Ended		Ended		Ended		Ended
Hypothetical 10% Change in Value of U.S. Dollar	June 30,		June 30,		June 30,		June 30,
(amounts in thousands)	2019		2019		2018		2018
Effect of 10% change on gross revenue	+/-	$ 5,800	+/-	$ 11,500	+/-	$ 5,000	+/-	$ 9,900
Effect of 10% change on operating income	+/-	$ 3,600	+/-	$ 7,300	+/-	$ 3,200	+/-	$ 6,300

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2019 and December 31, 2018, the notional amount of our foreign currency forward contracts was $84.5 million and $1.7 million, respectively.

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

Credit Risk

We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. At June 30, 2019 and December 31, 2018, we established an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively, with regard to these receivables.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)‑15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10‑Q are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth in our Quarterly Report on Form 10-Q filed on May 20, 2019, there have been no material changes from the legal proceedings previously disclosed under the heading “Business—Legal Proceedings” in the IPO Prospectus.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the IPO Prospectus, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the Reorganization Transactions, Tradeweb Markets Inc., among other things, issued an aggregate of 96,933,192 shares of Class B common stock to Refinitiv Parent Limited. In addition, in connection with the Reorganization Transactions, Tradeweb Markets Inc. issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Continuing LLC Owners. These equityholders also received LLC Interests and an immaterial amount of cash in lieu of the issuance of any fractional interests. Holders of Class B common stock may from time to time exchange all or a portion of their shares of Class B common stock for newly issued shares of Class A common stock on a one-for-one basis. In addition, the LLC Interests held by the Continuing LLC Owners are redeemable for newly issued shares of Class A common stock or Class B common stock on a one-for-one basis. For further information, see “Description of Capital Stock” in the IPO Prospectus. The issuances of the Class B common stock, Class C common stock and Class D common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on the nature of the transactions and the various representations made by the parties thereto.

Use of Proceeds

On April 8, 2019, we completed the IPO by issuing 46,000,000 shares of Class A common stock, which included 6,000,000 shares of Class A common stock issued in connection with the underwriters’ exercise in full of their option to purchase additional shares of Class A common stock. The shares of Class A common stock sold in the offering were registered under the Securities Act pursuant to the Registration Statement on Form S‑1 (File No. 333‑230115), which was declared effective by the SEC on April 3, 2019, and the Registration Statement on Form S‑1 (File No. 333‑230715), which became effective upon filing with the SEC on April 3, 2019. The shares of Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TW.” The shares of Class A Common Stock were sold at an initial public offering price of $27.00 per share. The offering closed on April 8, 2019, resulting in net proceeds of $1,161.3 million after deducting underwriting discounts and commissions of $80.7 million. We also incurred offering expenses of approximately $15.9 million in connection with the IPO. J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers in the IPO. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC acted as joint book-running managers for the IPO. Jefferies LLC and Sandler O’Neill & Partners, L.P. acted as co-managers for the IPO.

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

The following exhibits are filed as a part of this Quarterly Report on Form 10‑Q:

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Tradeweb Markets Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed on April 9, 2019 (File No. 001‑38860)).

3.2	Amended and Restated Bylaws of Tradeweb Markets Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8‑K filed on April 9, 2019 (File No. 001‑38860)).

10.1

Stockholders Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., Refinitiv US PME LLC and Refinitiv Parent Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.2

Registration Rights Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., the Refinitiv Holders (as defined therein), the Bank Holders (as defined therein) and the other holders of Registrable Securities (as defined therein) party thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.3

Fifth Amended and Restated LLC Agreement, dated as of April 4, 2019, by and among Tradeweb Markets LLC and its Members (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.4

Tax Receivable Agreement, dated as of April 8, 2019, by and among Tradeweb Markets Inc., Tradeweb Markets LLC and the members of Tradeweb Markets LLC from time to time party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.5

Restrictive Covenant Agreement, dated as of April 8, 2019, by and among the Refinitiv Entities (as defined therein), Tradeweb Markets LLC and Tradeweb Markets Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.6

Credit Agreement, dated as of April 8, 2019, by and among Tradeweb Markets LLC, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender, Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, and Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, as documentation agents (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.7

Security Agreement, dated as of April 8, 2019, among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.8†	Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.9†	Amended & Restated Tradeweb Markets Inc. PRSU Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

Exhibit Number	Description of Exhibit

10.10†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001‑38860)).

10.11	Form of Common Unit Purchase Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).

31.1*

Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*Filed herewith.

†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

August 12, 2019	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

August 12, 2019	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)