Form 10-Q
period 2019-09-30
Tradeweb Markets Inc.
filed 2019-11-08
CIK 1758730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of November 1, 2019
Class A Common Stock, par value $0.00001 per share	63,674,649
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	8,881,156
Class D Common Stock, par value $0.00001 per share	52,947,070

TRADEWEB MARKETS INC.

INTRODUCTORY NOTE

The financial statements and other disclosures contained in this report include those of Tradeweb Markets Inc., which is the registrant, and those of its consolidating subsidiaries, including Tradeweb Markets LLC, which became the principal operating subsidiary of Tradeweb Markets Inc. on April 4, 2019 in a series of reorganization transactions (the “Reorganization Transactions”) that were completed in connection with Tradeweb Markets Inc.’s initial public offering (the “IPO”), which closed on April 8, 2019. For more information regarding the transactions described above, see Note 1—Organization to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The financial statements and other disclosures contained in this Quarterly Report on Form 10-Q relate to periods that ended both prior to and after the completion of the Reorganization Transactions and the IPO. As a result of the Reorganization Transactions completed in connection with the IPO, Tradeweb Markets Inc. became a holding company whose only material assets consist of its equity interest in Tradeweb Markets LLC and related deferred tax assets. As the sole manager of Tradeweb Markets LLC, Tradeweb Markets Inc. operates and controls all of the business and affairs of Tradeweb Markets LLC and, through Tradeweb Markets LLC and its subsidiaries, conducts its business. As a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in Tradeweb Markets LLC, Tradeweb Markets Inc. consolidates the financial results of Tradeweb Markets LLC and its subsidiaries.

The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods beginning on April 1, 2019, and through and including September 30, 2019, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.

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

•

“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC. Following the IPO and the application of the net proceeds therefrom, entities affiliated with BofA Securities, Inc., RBS Securities Inc. and UBS Securities LLC no longer hold LLC Interests and, except as otherwise indicated, are not considered Bank Stockholders for post-IPO periods.

•                  “Continuing LLC Owners” refer collectively to (i) those Original LLC Owners, including an indirect subsidiary of Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continue to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of our Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.

•                  “Investor Group” refer to certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.), an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which collectively hold indirectly a 55% ownership interest in Refinitiv (as defined below).

•                  “LLC Interests” refer to the single class of common membership interests of TWM LLC issued in connection with the Reorganization Transactions.

•                  “LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc in an all share transaction for a total enterprise value of approximately $27 billion.

•                  “Original LLC Owners” refer to the owners of TWM LLC prior to the Reorganization Transactions.

•                  “Refinitiv” refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries, which owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and is controlled by the Investor Group.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, including the pending LSEG Transaction, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•                    changes in economic, political, social and market conditions and the impact of these changes on trading volumes;

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

•                    systems failures, interruptions, delays in services, cybersecurity incidents, catastrophic events and any resulting interruptions;

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

•                    Refinitiv’s control of us and our status as a controlled company; and

•

other risks and uncertainties, including those listed under “Risk Factors” in our final prospectus, dated October 17, 2019 (the “October Prospectus”), filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act, relating to our follow-on offering, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(Unaudited)

	Successor	Successor
	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$389,930	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations	747,660	174,591
Deposits with clearing organizations	12,101	11,427
Accounts receivable, net of allowance	95,398	87,192
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	36,879	38,128
Right-of-use assets	29,038	—
Software development costs, net of accumulated amortization	173,066	170,582
Intangible assets, net of accumulated amortization	1,306,293	1,380,848
Goodwill	2,694,797	2,694,797
Receivable from affiliates	3,515	3,243
Deferred tax asset	103,153	—
Other assets	29,650	25,027
Total assets	$5,622,680	$4,997,139

Liabilities and Stockholders' Equity/Members' Capital
Liabilities
Securities sold under agreements to repurchase	$24,938	$—
Payable to brokers and dealers and clearing organizations	713,020	171,214
Accrued compensation	94,652	120,158
Deferred revenue	28,557	27,883
Accounts payable, accrued expenses and other liabilities	44,650	42,548
Employee equity compensation payable	714	24,187
Lease liability	33,130	—
Payable to affiliates	3,737	5,009
Deferred tax liability	20,620	19,627
Tax receivable agreement liability	171,426	—
Total liabilities	1,135,444	410,626

Commitments and contingencies (Note 17)

Mezzanine Capital
Class C Shares and Class P(C) Shares	—	14,179

Stockholders' Equity/Members' Capital
Members' capital	—	4,573,200
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 46,009,753 shares issued and outstanding as of September 30, 2019	—	—
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 shares issued and outstanding as of September 30, 2019	1	—
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 10,006,269 shares issued and outstanding as of September 30, 2019	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 69,282,736 shares issued and outstanding as of September 30, 2019	1	—
Additional paid-in capital	2,855,885	—
Accumulated other comprehensive income (loss)	(1,854)	(866)
Retained earnings	19,570	—
Total stockholders' equity attributable to Tradeweb Markets Inc./members' capital	2,873,603	4,572,334
Non-controlling interests	1,613,633	—
Total equity	4,487,236	4,572,334
Total liabilities and stockholders' equity/members' capital	$5,622,680	$4,997,139

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
Revenues
Transaction fees	$112,746	$319,338	$92,582	$273,751
Subscription fees	35,387	104,398	33,157	107,130
Commissions	37,590	108,200	24,394	79,830
Refinitiv market data fees	13,251	40,252	12,533	36,851
Other	2,007	6,070	2,587	8,209
Gross revenue	200,981	578,258	165,253	505,771
Contingent consideration	—	—	2,537	(26,830)
Net revenue	200,981	578,258	167,790	478,941

Expenses
Employee compensation and benefits	79,644	252,912	69,076	209,053
Depreciation and amortization	35,133	102,928	16,362	48,808
Technology and communications	9,527	29,086	9,112	26,598
General and administrative	7,507	25,961	9,386	23,056
Professional fees	7,272	20,981	7,546	20,360
Occupancy	3,640	10,900	3,491	10,732
Total expenses	142,723	442,768	114,973	338,607
Operating income	58,258	135,490	52,817	140,334
Net interest income	636	1,669	673	1,726
Income before taxes	58,894	137,159	53,490	142,060
Provision for income taxes	(10,316)	(21,413)	(7,535)	(11,900)
Net income	$48,578	$115,746	$45,955	$130,160
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	48,578	73,394
Less: Net income attributable to non-controlling interests	18,966	30,954
Net income attributable to Tradeweb Markets Inc.	$29,612	$42,440

EPS calculations for pre-IPO and post-IPO periods (1)
Earnings per share
Basic	$0.21 (b)	$0.19 (a) / 0.30 (b)	$0.21 (a)	$0.60 (a)
Diluted	$0.20 (b)	$0.19 (a) / 0.28 (b)	$0.21 (a)	$0.60 (a)
Weighted average shares outstanding
Basic	142,935,206 (b)	222,222,197 (a) / 142,934,221 (b)	219,165,997 (a)	215,365,920 (a)
Diluted	151,362,643 (b)	223,320,457 (a) / 151,158,760 (b)	219,165,997 (a)	215,365,920 (a)

(1)

In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See Note 18 – Earnings Per Share for additional information.

a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC	$—	$42,352	$45,955	$130,160
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC	—	988	(1,006)	(3,064)
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC	$—	$43,340	$44,949	$127,096

Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$29,612	$42,440
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(1,329)	(1,976)
Comprehensive income attributable to Tradeweb Markets Inc.	$28,283	$40,464

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$18,966	$30,954
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	(737)	(1,096)
Comprehensive income attributable to non-controlling interests	$18,229	$29,858

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
Successor		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	$4,573,200	—	—	—	—	—	—	—	—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019	$4,597,857	—	—	—	—	—	—	—	—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Effect of the reorganization transactions	(4,497,857)	—	—	—	—	—	—	—	—	4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(15,856)	—	—	—	(15,854)
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions and IPO	—	—	—	—	—	—	—	—	—	(78,232)	—	—	—	(78,232)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,909)	(11,909)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	6,763	—	—	—	6,763
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	20,403	—	—	—	20,403
Net income	—	—	—	—	—	—	—	—	—	—	—	12,828	11,988	24,816
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(647)	—	(359)	(1,006)
Balance at June 30, 2019	$—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	$2,846,681	$(525)	$1,393	$1,607,249	$4,454,800
Issuance of common stock from equity incentive plans	—	9,753	—	—	—	—	—	—	—	—	—	—	—	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	73	—	—	(73)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,772)	(11,772)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	7,136	—	—	—	7,136
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	1,995	—	—	—	1,995
Net income	—	—	—	—	—	—	—	—	—	—	—	29,612	18,966	48,578
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(1,329)	—	(737)	(2,066)
Balance at September 30, 2019	$—	46,009,753	—	96,933,192	1	10,006,269	—	69,282,736	1	$2,855,885	$(1,854)	$19,570	$1,613,633	$4,487,236

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity – (Continued)

(in thousands)

(Unaudited)

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Capital	Loss	Capital
Predecessor
Members' capital at December 31, 2017	$999,735	$(13,267)	$986,468
Comprehensive income:
Net income	45,308	—	45,308
Foreign currency translation adjustments		1,928	1,928
Capital distributions	(25,000)		(25,000)
Members' capital at March 31, 2018	$1,020,043	$(11,339)	$1,008,704
Comprehensive income:
Net income	38,897	—	38,897
Foreign currency translation adjustments	—	(3,986)	(3,986)
Capital distributions	(55,000)	—	(55,000)
Members' capital at June 30, 2018	$1,003,940	$(15,325)	$988,615
Comprehensive income:
Net income	45,955		45,955
Foreign currency translation adjustments	—	(1,006)	(1,006)
Total comprehensive income	45,955	(1,006)	44,949
Adjustment to Class C Shares and Class P(C) Shares in mezzanine capital	456	—	456
Vesting of contingent consideration	150,495	—	150,495
Capital distributions	(59,350)	—	(59,350)
Members' capital at September 30, 2018	$1,141,496	$(16,331)	$1,125,165

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Successor	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities
Net income	$115,746	$130,160
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	102,928	48,808
Contingent consideration	—	26,830
Vesting of P-1 (C) Shares	—	(5,728)
Stock-based compensation expense	41,092	—
Deferred taxes	(9,018)	2,602
(Increase) decrease in operating assets:
Receivable from brokers and dealers and clearing organizations	(573,069)	(318)
Deposits with clearing organizations	(679)	726
Accounts receivable	(9,421)	(28,434)
Receivable from affiliates	(271)	(2,534)
Other assets	(8,241)	(6,371)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	24,938	—
Payable to brokers and dealers and clearing organizations	541,806	(4,322)
Accrued compensation	(25,142)	(7,568)
Deferred revenue	682	(1,396)
Accounts payable, accrued expenses and other liabilities	6,609	8,793
Employee equity compensation payable	(16,746)	2,896
Payable to affiliates	(749)	684
Net cash provided by operating activities	190,465	164,828
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(8,567)	(6,327)
Capitalized software development costs	(21,200)	(19,523)
Net cash (used in) investing activities	(29,767)	(25,850)
Cash flows from financing activities
Pre-IPO capital distributions	(120,000)	(139,350)
Proceeds from issuance of Class A common stock in the IPO, net of underwriting discounts	1,161,270	—
Purchase of LLC Interests	(1,161,270)	—
Offering costs from issuance of Class A common stock in the IPO	(12,306)	—
Dividends	(22,869)	—
Capital distributions to non-controlling interests	(23,681)	—
Net cash (used in) financing activities	(178,856)	(139,350)
Effect of exchange rate changes on cash and cash equivalents	(2,016)	(2,043)
Net decrease in cash and cash equivalents	(20,174)	(2,415)
Cash and cash equivalents and restricted cash
Beginning of period	411,304	353,798
End of period	$391,130	$351,383

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$30,287	$5,500

Non-cash financing activities
Items arising from the reorganization transactions and IPO:
Establishment of liabilities under tax receivable agreement	$171,426	$—
Deferred tax asset	$93,194	$—
Vesting of contingent consideration	$—	$150,495

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	September 30, 2019	December 31, 2018
Cash and cash equivalents	389,930	410,104
Restricted cash	1,200	1,200
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$391,130	$411,304

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

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

The Corporation is a consolidating subsidiary of BCP York Holdings, (“BCP”) a company owned by certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”), through BCP’s majority ownership interest in Refinitiv Holdings Limited (the “Parent” and, unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”). As of September 30, 2019, Refinitiv owns a majority ownership interest in the Company (as defined below).

The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of September 30, 2019, Tradeweb Markets Inc. owns 64.3% of TWM LLC and the Continuing LLC Owners (defined below) own the remaining 35.7% of TWM LLC.

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

Initial Public Offering

On April 8, 2019, the Corporation completed its IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which included 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1.2 billion in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain existing equityholders of TWM LLC (and the corresponding shares of common stock were cancelled as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon.

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed among the Corporation, TWM LLC and the owners of TWM LLC prior to the Reorganization Transactions (collectively, the “Original LLC Owners”), including the following parties:

•certain investment and commercial banks (collectively, the “Bank Stockholders”);

•members of management;

•the Refinitiv Direct Owner, (i) prior to June 28, 2019, a direct subsidiary of Refinitiv that owned interests in an entity that held membership interests of TWM LLC prior to the Reorganization Transactions and contributed such entity to the Corporation (the “Refinitiv Contribution”) in exchange for shares of the Corporation’s Class B common stock in connection with the completion of the Reorganization Transactions and (ii) on and after June 28, 2019, an indirect subsidiary of Refinitiv that owns shares of the Corporation’s Class B common stock which shares were contributed by the direct subsidiary of Refinitiv referred to in the foregoing clause (i); and

•an indirect subsidiary (the “Refinitiv LLC Owner” and, together with the Refinitiv Direct Owner, the “Refinitiv Owners”) of Refinitiv.

As used herein, references to “Continuing LLC Owners” refer collectively to (i) those Original LLC Owners, including the Refinitiv LLC Owner, certain Bank Stockholders and members of management, that continue to own LLC Interests (as defined below) after the completion of the IPO and Reorganization Transactions, that received shares of the Corporation’s Class C common stock, shares of the Corporation’s Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of the Corporation’s Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.

The following Reorganization Transactions occurred:

•TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (“LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for

LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. See Note 11 – Stockholders’ Equity.

•The Corporation’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. See Note 11 – Stockholders’ Equity.

•

The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the  Original LLC Owners that received LLC Interests on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (and the Corporation subsequently cancelled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).

•

As a result of the Refinitiv Contribution (described above), the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. See Note 11 – Stockholders’ Equity.

•The Corporation’s board of directors adopted a new omnibus equity incentive plan, under which equity awards may be made in respect of shares of the Corporation’s Class A common stock. It also assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. See Note 13 – Stock-Based Compensation Plans.

•The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 10 – Tax Receivable Agreement.

Acquisition of Parent Company and Presentation of Financial Statements

A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from Thomson Reuters Corporation (“TR”). The accompanying consolidated financial statements are presented for two periods: predecessor and successor, which relate to the periods preceding and succeeding the Refinitiv Transaction, respectively.  The Refinitiv Transaction results in a new basis of accounting beginning on October 1, 2018 and the financial reporting periods are presented as follows:

•	The successor period of the Company, reflecting the Refinitiv Transaction, as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019.
•	The predecessor period of the Company for the three and nine months ended September 30, 2018.

See Note 3 – Pushdown Accounting.

LSEG Transaction

On August 1, 2019, London Stock Exchange Group plc announced that it has agreed to definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as TR to acquire the Refinitiv business in an all share transaction for a total enterprise value of approximately $27 billion (the “LSEG Transaction”). The LSEG Transaction is subject to customary regulatory approvals and closing conditions, and is expected to close during the second half of 2020. There can be no assurance that the LSEG Transaction will be consummated on the expected timing or at all.

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

In 2019, the Company changed the annual date on which goodwill is tested for impairment from July 1st to October 1st to align with the annual impairment testing date of the Company’s Parent. This change did not accelerate, delay, avoid or cause an impairment charge, nor did this change result in adjustments to any previously issued financial statements. Goodwill was last assessed on October 1, 2018 in connection with the Refinitiv Transaction and the application of pushdown accounting.  See Note 3 – Pushdown Accounting.

Deferred IPO and Follow-On Offering Costs

In 2018 and the third quarter of 2019, the Company began incurring costs in connection with the filing of a Registration Statement on Form S-1 for an IPO and a Registration Statement on Form S-1 for a follow-on offering, respectively, which are deferred in other assets in accordance with ASC 505-10-25 in the consolidated statements of financial condition. IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. As of September 30, 2019, $15.9 million of deferred costs related to the IPO were reclassified from other assets to additional paid-in capital and $0.7 million of deferred costs related to the follow-on offering were included in other assets, in each case on the consolidated statements of financial condition.  See Note 11 – Stockholders’ Equity and Note 21 – Subsequent Events.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Securities transactions and related commission income for brokerage transactions are recognized and recorded on a trade-date basis. Commission revenue is collected by the Company when the trade settles or is billed monthly.

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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Successor		Successor		Predecessor		Predecessor
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019		September 30, 2018		September 30, 2018
	(in thousands)				(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$87,574	$25,172	$246,066	$73,272	$68,855	$23,727	$208,049	$65,702
Subscription Fees including Refinitiv market data fees	440	48,198	1,330	143,320	405	45,285	1,305	142,676
Commissions	27,840	9,750	78,785	29,415	14,241	10,153	49,367	30,463
Other	87	1,920	692	5,378	14	2,573	40	8,169
Gross revenue	$115,941	$85,040	$326,873	$251,385	$83,515	$81,738	$258,761	$247,010

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

Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). In accounting for the options issued under the Option Plan, compensation expense is measured and recognized for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in the consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. The non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019 and will continue to be expensed over the following three years.

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

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. This ASU is applicable for the Company in the fiscal year beginning January 1, 2020 and requires a modified retrospective method of adoption. The Company is currently in the planning and analysis phase, which involves documenting in-scope financial assets and understanding and leveraging existing credit loss estimation processes.

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

3.          Pushdown Accounting

The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv on the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company was recorded as goodwill. At September 30, 2019 and December 31, 2018, goodwill amounted to $2.7 billion.

The adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of the Company’s assets and the related increase in depreciation of tangible assets and amortization of intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability.

4.          Receivable from and Payable to Brokers and Dealers and Clearing Organizations

Receivables from and payables to brokers and dealers and clearing organizations consist of proceeds from transactions which failed to settle due to the inability of a transaction party to deliver or receive the transacted security. These securities transactions are generally collateralized by those securities.

On October 1, 2019, approximately $698.8 million and $664.3 million, respectively, of the receivable from and payable to balances outstanding at September 30, 2019 were settled.

5.          Securities Sold Under Agreements to Repurchase

The Company enters into agreements to repurchase from time to time to facilitate the clearance of securities.

At September 30, 2019, securities sold from agreements to repurchase amounted to $24.9 million and related to an overnight repurchase agreement with a maturity date of October 1, 2019.

The following table provides additional information regarding this agreement to repurchase (in thousands):

	September 30,	December 31,
	2019	2018
Agreements to repurchase:
U.S. Treasury Note	$24,938	$—
Total agreements to repurchase	$24,938	$—
Gross amount of recognized liabilities for agreements to repurchase	$24,938	$—

Securities sold under agreements to repurchase are treated as collateralized financings and are presented on the consolidated statement of financial condition at the amounts of cash received, which approximates fair value.  Receivables and payables arising from these agreements are not offset on the statement of financial condition.

6.          Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases. This standard requires the Company to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The Company accounts for an option to extend a lease when the option is reasonably certain to be exercised. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. The Company adopted ASC 842 using a modified retrospective approach and did not restate comparative periods. The Company elected to take the package of practical expedients allowing the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases.  The Company has elected to account for nonlease components in a contract as part of the single lease component to which they are related.

Significant assumptions and judgements in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease.

On January 1, 2019, upon the adoption of ASC 842, the Company recorded, for office space and data center leases in the U.S. and U.K., right-of-use assets of $34.8 million, lease liabilities of $39.6 million and eliminated deferred rent of $4.9 million. The leases have initial lease terms ranging from three to 11 years.

Activity related to the Company's leases for the three and nine months ended September 30, 2019 is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
Operating lease expense	$2,580	$7,727
Cash for amounts included in the measurement of operating liability	$2,823	$8,460
Right-of-use assets obtained in exchange for operating liabilities	$—	$—

At September 30, 2019, the weighted average borrowing rate and weighted average lease term are as follows:

Amount
Weighted average borrowing rate	2.9%
Weighted average remaining lease term (years)	5.9

The following table presents the maturity of lease liabilities as of September 30, 2019 (in thousands):

Amount
Remainder of 2019	$2,980
2020	8,322
2021	5,801
2022	4,049
2023	3,860
Thereafter	11,121
Total future minimum lease payments	36,133
Less imputed interest	(3,003)
Lease liability	$33,130

At December 31, 2018, the future minimum lease payments were as follows (in thousands):

Amount
2019	$11,393
2020	7,580
2021	5,317
2022	4,051
2023	3,877
Thereafter	11,156
Total	$43,374

One U.S. lease is secured by a letter of credit in the amount of $1.2 million, which is guaranteed by Refinitiv.

7.          Intangible Assets and Goodwill

Intangible assets and goodwill relate to the allocation of purchase price associated with the Refinitiv Transaction (see Note 3 – Pushdown Accounting).

The following is a summary of intangible assets which have an indefinite useful life at both September 30, 2019 and December 31, 2018 (in thousands):

Amount
Licenses	$168,800
Tradename	154,300
Total	$323,100

Intangible assets that are subject to amortization, including the related accumulated amortization, are comprised as follows (in thousands):

		Successor			Successor
		September 30, 2019			December 31, 2018
	Amortization		Accumulated	Net Carrying		Accumulated	Net Carrying
	Period	Cost	Amortization	Amount	Cost	Amortization	Amount
Customer relationships	12 Years	$928,200	$(77,350)	$850,850	$928,200	$(19,338)	$908,862
Content and data	7 Years	154,400	(22,057)	132,343	154,400	(5,514)	148,886
		$1,082,600	$(99,407)	$983,193	$1,082,600	$(24,852)	$1,057,748

Amortization expense relating to intangible assets was $24.9 million and $74.6 million, respectively, for the three and nine months ended September 30, 2019, and $6.5 million and $19.6 million, respectively, for the three and nine months ended September 30, 2018.

The estimated annual future amortization for existing intangibles assets through December 31, 2023 is as follows (in thousands):

Amount
Remainder of 2019	$24,852
2020	99,408
2021	99,408
2022	99,408
2023	99,408

8.          Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2018	$27,883
New billings	84,011
Revenue recognized	(83,337)
Deferred revenue balance - September 30, 2019	$28,557

9.          Income Taxes

The Company's effective tax rate was 17.5% and 14.1% for the three months ended September 30, 2019 and 2018, respectively, and 15.6% and 8.4% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate for the three months and nine months ended September 30, 2019 was primarily due to the Reorganization Transactions. Prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes. As a result of the Reorganization Transactions, the Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which will increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from the Continuing LLC Owners.

The Company's consolidated effective tax rate will vary from period to period depending on redemptions, exchanges or purchases of LLC Interests as described above, changes in the geographic mix of its earnings and changes in tax legislation and tax rates.

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement. As a result of the IPO, the Company assumed a tax benefit of $93.2 million, primarily due to an increase in amortizable tax basis that will be amortized primarily over 15 years pursuant to Section 197 of the Internal Revenue Code of 1986, as amended, offset by other factors. The tax benefit has been recognized in deferred tax asset on the September 30, 2019 consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012-2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008-2011. At September 30, 2019, the tax liability related to the Refinitiv Contribution is $2.8 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.  The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. See Note 14 – Related Party Transactions.

10.          Tax Receivable Agreement

In connection with the Reorganization Transactions, the Corporation entered into the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made annually based on the actual tax savings realized by the Corporation in its previous tax year.

In connection with the IPO, the Company recorded an initial liability of $171.4 million related to its projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by the Corporation using the net proceeds of the IPO.

The Corporation accounts for the income tax effects resulting from taxable redemptions or exchanges of LLC Interests by the Continuing LLC Owners for shares of Class A common stock or Class B common stock or cash, as the case may be, and purchases by the Corporation of LLC Interests from the Continuing LLC Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption or exchange, as the case may be. Further, the Corporation evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the Corporation estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance.

The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Corporation’s tax savings will be reflected in income before taxes on the consolidated statement of income in the period in which the change occurs.

11.          Stockholders’ Equity

Initial Public Offering

As described in Note 1 – Organization, in April 2019, the Corporation completed its IPO of 46,000,000 shares of Class A common stock at a public offering price of $27.00, which included 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1.2 billion in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase LLC Interests from certain of the Bank Stockholders (and the corresponding shares of common stock were cancelled as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon.

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

Holders of Class B common stock may from time to time exchange all or a portion of their shares of Class B common stock for newly issued shares of Class A common stock on a one-for-one basis (in which case their shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance). The Continuing LLC Owners that hold shares of Class D common stock may also from time to time exchange all or a portion of their shares of Class D common stock for newly issued shares of Class C common stock on a one-for-one basis (in which case their shares of Class D common stock will be cancelled on a one-for-one basis upon such issuance). In addition, with respect to each Bank Stockholder that holds shares of Class D common stock, immediately prior to the occurrence of any event that would cause the combined voting power held by such Bank Stockholder to exceed 4.9%, the minimum number of shares of Class D common stock of such Bank Stockholder that would need to convert into shares of Class C common stock such that the combined voting power held by such Bank Stockholder would not exceed 4.9% will automatically convert into shares of Class C common stock.

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

Recapitalization of Tradeweb Markets LLC

On April 4, 2019, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for the LLC Interests, (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC.

All of the shares of TWM LLC outstanding prior to the Reorganization Transactions were exchanged for 222,222,197 LLC Interests. TWM LLC’s outstanding shares prior to the Reorganization Transactions consisted of the following classes of shares:

Shares
Class A	146,333
Class C	447
Class P (A)	6,887
Class P (C)	2
Class P-1(A)	6,094
Class P-1 (C)	232

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

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis (and such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). In the event of such election by a Continuing LLC Owner, the Corporation may, at its option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In addition, the Corporation’s board of directors may, at its option, instead of the foregoing redemptions or exchanges of LLC Interests, cause the Corporation to make a cash payment equal to the volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed or exchanged (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the TWM LLC Agreement.

Issuance and Cancellation of Common Stock

•	As a result of the Refinitiv Contribution, the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock.

•

The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Original LLC Owners that received LLC Interests on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (the Corporation subsequently cancelled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).

Following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom as described above, (i) the investors in the IPO collectively owned 46,000,000 shares of Class A common, representing 2.7% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 20.7% of the economic interest in TWM LLC; (ii) the Refinitiv Direct Owner owned 96,933,192 shares of Class B common stock, representing 56.4% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 43.6% of the economic interest in TWM LLC; (iii) the Refinitiv LLC Owner owned 22,988,329 shares of Class D common stock, representing 13.4% of the combined voting power of all of the Corporation’s common stock, and 22,988,329 LLC Interests, representing 10.3% of the economic interest in TWM LLC, (iv) the Continuing LLC Owners (other than the Refinitiv LLC Owner) collectively owned 10,006,269 shares of Class C common stock and 46,294,407 shares of Class D common stock, representing 27.5% of the combined voting power of all of the Corporation’s common stock, and 56,300,676 LLC Interests, representing 25.3% of the economic interest in TWM LLC; and (v) the Corporation owned 142,933,192 LLC Interests, representing 64.3% of the economic interest in TWM LLC.

12.          Non-Controlling Interests

In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its consolidated financial statements. The non-controlling interests balance reported on the consolidated statements of financial condition represents the economic interests of TWM LLC held by the holders of LLC Interests other than Tradeweb Markets Inc. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by Tradeweb Markets Inc. and the other holders of LLC Interests.

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2019
	LLC	Ownership
	Interests	%
Number of LLC Interests held by Tradeweb Markets Inc.	142,942,945	64.3%
Number of LLC Interests held by non-controlling interests	79,289,005	35.7%
Total LLC Interests outstanding	222,231,950	100%

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 11 – Stockholders’ Equity.

The following table summarizes the impact on equity due to changes in the Corporation’s ownership interest in Tradeweb Markets LLC (in thousands):

	Successor	Successor
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	2019	2019
Net income attributable to Tradeweb Markets Inc.	$29,612	$42,440
Transfers (to) from non-controlling interests:
Allocation of equity to non-controlling interests arising from the reorganization transactions and IPO	—	(1,607,529)
Change in ownership percentage resulting from issuance of common stock from equity incentive plans	73	73
Net transfers (to) from non-controlling interests	73	(1,607,456)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$29,685	$(1,565,016)

13.          Stock-Based Compensation Plans

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

The following table summarizes information for equity-settled PRSUs of the Company (in thousands, except weighted average grant date fair value per unit):

	Successor	Successor
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Equity-Settled PRSUs	2019	2019
PRSU compensation expense	$7,136	$18,807
Income tax benefit		—
PRSU compensation expense, net of taxes	$7,136	$18,807
Weighted-average grant date fair value per unit	$21.65	$21.65
Total fair value of vested PRSUs	$—	$—

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

The following table summarizes information for cash-settled PRSUs of the Company (in thousands, except weighted average fair value per unit):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Cash-Settled PRSUs	2019	2019	2018	2018
PRSU compensation expense	$219	$738	$4,794	$15,949
Income tax benefit	—	—	—	—
PRSU compensation expense, net of taxes	$219	$738	$4,794	$15,949
Weighted-average grant date fair value per unit	$54,150	$54,150	$38,017	$38,017
Total fair value of vested PRSUs	$—	$—	$—	$—

The Company maintains the Option Plan which provides for the grant of stock options. Prior to the IPO, the Company awarded options to management and other employees under the Option Plan. Each option vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The time vesting portion of the options has a graded vesting schedule with vesting dates of January 1, 2019, 2020, 2021 and 2022, with accelerated vesting for time-based options with vesting dates of January 1, 2021 and 2022 upon the completion of an initial public offering.

In accounting for the options issued under the Option Plan, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. These options are exercisable only any time following the closing of an initial public offering or during a 15‑day period following a change in control of the Company (and certain other sales of equity by the Company’s shareholders). Costs related to these options are recognized as an expense in the consolidated statements of income over the requisite service period, when exercisability is considered probable, with an offsetting increase to additional paid-in capital. As a result, expense recognition commenced upon the completion of the IPO, with $18.9 million recognized as compensation expense related to these options immediately upon the completion of the IPO.

The following table summarizes information for options of the Company (in thousands, except weighted average fair value per unit):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
Options	2019	2019	2018	2018
Option compensation expense	$1,995	$22,398	$—	$—
Income tax benefit	—	—	—	—
Option compensation expense, net of taxes	$1,995	$22,398	$—	$—
Weighted-average grant date fair value per unit	$1.96	$1.96	$—	$—
Total fair value of vested options	$16,309	$16,309	$—	$—

As of September 30, 2019, total unrecognized compensation expense related to non-vested stock-based compensation arrangements and the expected recognition period are as follows (in thousands):

	Cash-Settled	Equity Settled
	PRSUs	PRSUs	Options
Total unrecognized compensation cost	$1,171	$37,403	$13,273
Weighted-average recognition period	0.9 years	1.9 years	1.7 years

14.          Related Party Transactions

The Company enters into transactions with Refinitiv and its affiliates which are considered to be related party transactions. The Company also enters into transactions with the Bank Stockholders and their respective affiliates. Prior to the Reorganization Transactions, the Bank Stockholders were collectively considered to be related parties of the Company. As a result of the Reorganization Transactions, they are no longer considered to be related parties. As a result, the related party transactions listed below include transactions with affiliates of Refinitiv for all periods presented and only includes transactions with affiliates of the Bank Stockholders for pre-IPO periods.

At September 30, 2019 and December 31, 2018, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	Successor	Successor
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$—	$283,790
Receivables from brokers and dealers and clearing organizations	—	3,332
Deposits with clearing organizations	—	500
Accounts receivable	—	40,730
Receivable from affiliates	3,515	3,243
Other assets	—	9
Payable to brokers and dealers and clearing organizations	—	2,404
Deferred revenue	3,983	9,151
Payable to affiliates	3,737	5,009

The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Successor		Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2019	September 30, 2018	September 30, 2018
Revenue:
Transaction fees (1)	$—	$59,643	$52,796	$159,663
Subscription fees (1)	—	5,670	5,446	16,627
Commissions (1)	—	16,186	11,808	34,944
Refinitiv market data fees (2)	13,251	40,252	12,533	36,851
Operating Income:(3)
Interest income	—	858	6	34

Expenses
Shared Services Fees (4) :
Technology and communications	740	2,220	740	2,220
General and administrative	24	406	180	539
Occupancy	123	434	155	466

(1)	For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)

The Company maintains a market data license agreement with Refinitiv (TR in the predecessor period). Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.

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

The Company reimburses affiliates of Refinitiv (TR in the predecessor period) for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three and nine months ended September 30, 2019, the Company reimbursed such affiliates approximately $1.2 million and $5.5 million, respectively, for these expenses. For the three and nine months ended September 30, 2018, the Company reimbursed such affiliates approximately $0.3 million and $28.7 million, respectively, for these expenses.

The Company is indemnified by Refinitiv for any tax liabilities that existed in the entity contributed by Refinitiv as a result of the Refinitiv Contribution.  At September 30, 2019, $2.7 million is included in other assets on the September 30, 2019 consolidated statement of financial condition related to this indemnification.

During 2014, the Company issued Class A Shares and unvested Class P-1(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution.  In connection with this investment, employees invested $5.3 million in the Company and were issued Class C Shares and unvested Class P-1(C) Shares.  Certain Class P-1(A) Shares and Class P-1(C) Shares vested on July 31, 2018, based on a formula determined by the Company’s new credit platforms’ revenues and any remaining unvested Class P-1(A) Shares and Class P-1(C) Shares were cancelled and as a result  no contingent consideration has been recognized related to these shares subsequent to that date.  The Company recognized contingent consideration for the nine months ended September 30, 2018 of $26.8 million (which included a reversal of contingent consideration of $2.5 million for the three months ended September 30, 2018), relating to these shares, which is included in net revenue on the consolidated statements of income.

15.          Fair Value of Financial Instruments

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

The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.

The fair value measurements are as follows (in thousands):

	Quoted Prices in
	active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Successor	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2019
Assets
Money market funds	$175,563	$—	$—	$175,563
	$175,563	$—	$—	$175,563
As of December 31, 2018
Assets
Money market funds	$127,927	$—	$—	$127,927
	$127,927	$—	$—	$127,927

16.          Credit Risk

The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker/dealers. At September 30, 2019 and December 31, 2018, the Company established an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively, with regard to these receivables.

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

From time to time, the Company enters into agreements to repurchase to facilitate the clearance of securities.  Credit exposure related to these agreements to repurchase, including the risk related to a decline in market value of collateral (pledged or received), is managed by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC requires dealer netting members to maintain a minimum of $25 million in equity capital and $10 million in excess net capital. The FICC operates a continuous net settlement system, whereby as trades are submitted and compared the FICC becomes the counterparty. The FICC also marks to market collateral on a daily basis, requiring member firms to pay or receive margin amounts as part of their daily funds settlement.

The Company does not expect nonperformance by counterparties in the above situations. However, the Company's policy is to monitor its market exposure and counterparty risk. In addition, the Company has a policy of reviewing, as considered necessary, the credit standing of each counterparty with which it conducts business.

17.          Commitments and Contingencies

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

The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The Company has filed a motion to dismiss the actions, believes it has substantial defenses to the other plaintiff's claims and intends to defend itself vigorously. Additionally, the Company was dismissed from a class action relating to an interest rate swaps matter in 2017, but that matter continues against the remaining defendant financial institutions.

The Company is a co-defendant in a matter relating to the distribution of financial strength ratings over the Company's trading platform to one of its customers. The matter alleges that while certain business units of the client were licensed to receive the data via the Company's platform, the data was also distributed without authorization to certain end clients of the customer. The plaintiff claims to have suffered approximately $80 million in damages and also seeks punitive damages, attorneys' fees and costs. In September 2019, the Court dismissed some, but not all, of plaintiff’s claims, and rejected plaintiff’s damages theory on which it relied to support its claims for approximately $80 million in damages. The Company intends to continue to vigorously defend what the Company believes to be meritless claims.

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

As of September 30, 2019, there were no amounts outstanding under the Credit Facility.

18.          Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

	Successor	Predecessor
	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2019	2018	2018
EPS: Pre-IPO net income attributable to Tradeweb Markets LLC(1)	(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC	$42,352	$45,955	$130,160

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197	219,165,997	215,365,920
Dilutive effect of equity-settled PRSUs	1,098,260	—	—
Weighted average LLC Interests outstanding - Diluted	223,320,457	219,165,997	215,365,920

Earnings per share - Basic	$0.19	$0.21	$0.60
Earnings per share - Diluted	$0.19	$0.21	$0.60

(1)

Earnings per share and weighted average shares outstanding for the pre-IPO periods have been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC interests.

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets Inc. (post-IPO period):

	Successor
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2019
EPS: Post-IPO net income attributable to Tradeweb Markets Inc.	(in thousands, except share and per share amounts)
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$29,612	$42,440

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	142,935,206	142,934,221
Dilutive effect of equity-settled PRSUs	2,492,381	2,355,938
Dilutive effect of options	5,935,056	5,868,601
Weighted average shares of Class A and Class B common stock outstanding - Diluted	151,362,643	151,158,760

Earnings per share - Basic	$0.21	$0.30
Earnings per share - Diluted	$0.20	$0.28

For the three and nine months ended September 30, 2019, there were approximately 247,491 and 126,667 shares, respectively, underlying equity-settled PRSUs and options that were anti-dilutive and thus excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2018, there were approximately 2,798,674 and 5,444,566 shares, respectively, related to the contingent consideration payable that were anti-dilutive and thus excluded from the computation of diluted earnings per share.

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 79,289,005 LLC Interests for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the post-IPO periods.

Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not participating securities for purposes of the computation of earnings per share.

19.          Regulatory Capital Requirements

TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3‑1 under the Securities Exchange Act of 1934. TEL is subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At September 30, 2019 and December 31, 2018, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU are as follows (in thousands):

As of September 30, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$13,091	$47,260	$18,767	$52,499	$9,719	$6,342
Regulatory Capital Requirement	2,115	1,907	459	20,331	7,927	1,652
Excess Regulatory Capital	$10,976	$45,353	$18,308	$32,168	$1,792	$4,690

As of December 31, 2018	TWL	DW	TWD	TEL	TWJ
Regulatory Capital	$18,986	$41,164	$24,042	$46,157	$10,592
Regulatory Capital Requirement	2,698	1,803	599	17,493	3,413
Excess Regulatory Capital	$16,288	$39,361	$23,443	$28,664	$7,179

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2019 and December 31, 2018 are as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$24,766	$15,864	$31,232	$17,837
Required Financial Resources	10,500	5,479	10,500	5,169
Excess Financial Resources	$14,266	$10,385	$20,732	$12,668

Liquid Financial Assets	$13,207	$9,631	$16,662	$11,888
Required Liquid Financial Assets	5,250	2,740	5,250	2,585
Excess Liquid Financial Assets	$7,957	$6,891	$11,412	$9,303

20.          Business Segment and Geographic Information

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

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
Net revenue:
Institutional	$120,858	$341,167	$97,503	$301,918
Wholesale	43,040	124,416	34,168	99,028
Retail	20,169	61,314	17,812	57,766
Market Data	16,914	51,361	15,770	47,059
Contingent consideration	—	—	2,537	(26,830)
Net revenue	200,981	578,258	167,790	478,941
Operating expenses	142,723	442,768	114,973	338,607
Operating income	$58,258	$135,490	$52,817	$140,334

The Company operates in the U.S. and internationally, primarily in the Europe and Asia regions. Revenues are attributed to geographic area based on the jurisdiction where the underlying transactions take place. The results by geographic region are not meaningful in understanding the Company's business. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.

The following table provides a breakdown of revenue by geographic area for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
Net Revenue:
U.S.	$126,599	$368,689	$106,982	$324,304
International	74,382	209,569	58,271	181,467
Gross revenue	200,981	578,258	165,253	505,771
Contingent consideration	—	—	2,537	(26,830)
Total	$200,981	$578,258	$167,790	$478,941

The following table provides information on the attribution of long-lived assets by geographic area as of September 30, 2019 and December 31, 2018 (in thousands):

	Successor	Successor
	September 30,	December 31,
	2019	2018
Long-lived assets
U.S.	$4,227,002	$4,276,568
International	13,070	7,787
Total	$4,240,072	$4,284,355

21.          Subsequent Events

On October 22, 2019, Tradeweb Markets Inc. completed its follow-on offering of 17,287,878 shares of Class A Common stock at a public offering price of $42.00 per share. The underwriters have a 30-day option to purchase up to an additional 2,593,181 shares of Class A common stock at the public offering price, less the underwriting discounts and commissions. Tradeweb Markets Inc. received net proceeds of $704.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 17,259,961 issued and outstanding LLC Interests from certain of the Bank Stockholders and certain of our executive officers (and the corresponding shares of common stock held by such holders were cancelled) and (ii) 27,917 issued and outstanding shares of Class A common stock from certain of our executive officers (and such shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $42.00, less the underwriting discounts and commissions payable thereon. As of November 1, 2019, Tradeweb Markets Inc. owns 72.2% of TWM LLC and the Continuing LLC Owners own the remaining 27.8% of TWM LLC.

On November 6, 2019, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2019. This dividend will be payable on December 16, 2019 to stockholders of record as of December 2, 2019.

On November 5, 2019, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $45.8 million payable on December 13, 2019.

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

Overview

We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 65 countries with offices in North America, Europe and Asia. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.

Our institutional client sector serves institutional investors in over 40 markets across 25 currencies, and in over 65 countries around the globe. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the current presidential administration. The impact of any reform efforts on us and our operations remains uncertain. In addition, as a result of the referendum in favor of the United Kingdom’s withdrawal from the European Union (“Brexit”) in June 2016, which is currently scheduled to occur on January 31, 2020, we have incurred additional costs to address the potential effects of Brexit, including costs associated with establishing a new regulated subsidiary in the Netherlands. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. For example, our 2018 revenue increased due in part to higher trading volumes as a result of, and the introduction of our new Approved Publication Arrangement (“APA”) service in connection with, the implementation of Markets in Financial Instruments Directive II (“MiFID II”) in January 2018.

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

Technology and Cybersecurity Environment

Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements by utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on technology infrastructure initiatives and continually improve our platforms and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cyber security incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.

Foreign Currency Exchange Rate Environment

We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10‑Q.

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

Due to the change in the basis of accounting resulting from the application of pushdown accounting, the financial information for the period beginning on October 1, 2018, and through and including September 30, 2019, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period,” are not necessarily comparable. As discussed above, the new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense and decreased occupancy expense. However, the change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact revenues, employee compensation and benefits expense, general and administrative expense, technology and communications expense or professional fees. For all other metrics, to the extent that the change in basis had a material impact on our results, we have disclosed such impact under “—Results of Operations.”

Taxation and Public Company Expenses

In connection with the Reorganization Transactions, we became the sole manager of TWM LLC. As a result, beginning with the second quarter of 2019, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and are taxed at prevailing corporate tax rates. Our actual effective tax rate is impacted by our ownership share of TWM LLC, which will increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or we purchase LLC Interests from the Continuing LLC Owners. In addition to tax expenses, we also incur expenses related to our operations. Furthermore, in connection with the IPO, we entered into the Tax Receivable Agreement pursuant to which we will be required to make payments that we expect to be significant. We intend to cause TWM LLC to make distributions in an amount sufficient to allow us to pay our tax obligations, operating expenses, including payments under the Tax Receivable Agreement, and our quarterly cash dividends, as and when declared by our board of directors.

In addition, as a public company, we have started to implement additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to continue to increase as we establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Beginning in the second quarter of 2019, our  financial statements reflect the impact of these expenses.

Components of our Results of Operations

Revenues

Our gross revenue is derived primarily from transaction fees, subscription fees, commissions and market data fees. For the three and nine months ended September 30, 2018, our gross revenue is offset by contingent consideration recognized as a contra-revenue adjustment related to the achievement of specific revenue earnout milestones, as further described below. This contingent consideration vested on, and has no additional impacts on our results of operations after, July 31, 2018. We believe that gross revenue is the key driver of our operating performance and therefore is the revenue measure we utilize to assess our business on a period by period basis.

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

Contingent Consideration

In 2014, we issued Class A Shares and unvested Class P1‑(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution to facilitate our expansion into new credit products. In connection with this investment, certain employees also invested $5.3 million in us and were issued Class C Shares and unvested Class P1‑(C) Shares. The Class P1‑(A) Shares vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the growth of specified credit products (the “Credit Initiative Earnout”). Prior to the July 31, 2018 vesting, we recognized contingent consideration with respect to the Credit Initiative Earnout as a contra-revenue adjustment, which partially offset gross revenue for the three and nine months ended September 30, 2018. See “— Critical Accounting Policies and Estimates — Contingent Consideration” for a discussion of the calculation of contingent consideration. The value of the contingent consideration of $156.2 million was finalized and contributed to members’ capital or employee equity compensation payable on July 31, 2018 and we therefore no longer recognize any contra-revenue adjustments from the Credit Initiative Earnout subsequent to that date. In connection with the Reorganization Transactions, the Class A Shares, Class P1-(A) Shares, Class C Shares and Class P1-(C) Shares were exchanged for LLC Interests.

Operating Expenses

Employee Compensation and Benefits

Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring new employees and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire additional employees and as our revenues and earnings grow. As a result, employee compensation and benefits can vary from period to period.

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

Net Interest Income (Expense)

Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Beginning with the second quarter of 2019, interest expense consists of commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under, the Revolving Credit Facility.

Income Taxes

Beginning with the second quarter of 2019, we became subject to U.S. federal, state and local income taxes with respect to our taxable income, including our allocable share of any taxable income of TWM LLC, and are taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including us, on a pro rata basis. Income taxes also include unincorporated business taxes on income earned or losses incurred for conducting business in certain state and local jurisdictions, income taxes on income earned or losses incurred in foreign jurisdictions on certain operations and federal and state income taxes on income earned or losses incurred, both current and deferred, on subsidiaries that are taxed as corporations for U.S. tax purposes.

Results of Operations

For the Three Months Ended September 30, 2019 (Successor) and Three Months Ended September 30, 2018 (Predecessor)

The following table sets forth a summary of our statements of income for the three months ended September 30, 2019 and 2018:

	Successor	Predecessor
	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(dollars in thousands)
Gross revenue	$200,981	$165,253
Contingent consideration	—	2,537
Net revenue	200,981	167,790
Total expenses	142,723	114,973
Operating income	58,258	52,817
Net interest income	636	673
Income before taxes	58,894	53,490
Income taxes	(10,316)	(7,535)
Net income	$48,578	$45,955
Less: Net income attributable to non-controlling interests	18,966
Net income attributable to Tradeweb Markets Inc.	$29,612

Overview

During the three months ended September 30, 2019, our business was impacted by a number of factors, including higher client trading activity, driving revenue increases in rates, credit, equities and money markets trading. Our market data business also grew due to the expansion of our market data license agreement with Refinitiv. Our expenses were impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting and non-cash stock-based compensation expense related to options.

Gross revenue increased by $35.7 million or 21.6% to $201.0 million for the three months ended September 30, 2019 from $165.3 million for the three months ended September 30, 2018. This increase in gross revenue was mainly due to higher trading volumes resulting in a $20.2 million increase in transaction fees and a $13.2 million increase in commission revenue. Net revenue increased by $33.2 million or 19.8% to $201.0 million for the three months ended September 30, 2019 from $167.8 million for the three months ended September 30, 2018. Non-cash contingent consideration decreased by $2.5 million for the three months ended September 30, 2019 as a result of the vesting of the Credit Initiative Earnout at July 31, 2018, and the related reduction in the actual consideration versus the estimated consideration.

Total expenses for the three months ended September 30, 2019 and 2018 were $142.7 million and $115.0 million, respectively. Total expenses for the three months ended September 30, 2019 were impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting, and higher employee compensation and benefits expense, including the impact of non-cash stock-based compensation expense related to options. Total expenses for the three months ended September 30, 2019 were partially offset by lower general and administrative costs, specifically foreign exchange gains.

Income before taxes for the three months ended September 30, 2019 and 2018 was $58.9 million and $53.5 million, respectively. Net income for the three months ended September 30, 2019 and 2018 was $48.6 million and $46.0 million, respectively. Net income attributable to Tradeweb Markets Inc. for the three months ended September 30, 2019 was $29.6 million. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the three months ended September 30, 2019 were impacted by higher net revenue of $33.2 million, partially offset by higher depreciation and amortization expense as a result of the application of pushdown accounting, resulting in a $18.3 million increase in depreciation and amortization expense, and higher employee compensation and benefits expense of $10.6 million, including $2.0 million of non-cash stock-based compensation expense related to options.

Revenues

Our revenues for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
		% of Gross		% of Gross
	$	Revenue	$	Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$112,746	56.1%	$92,582	56.0%	$20,164	21.8%
Subscription fees(1)	48,638	24.2%	45,690	27.6%	2,948	6.5%
Commissions	37,590	18.7%	24,394	14.8%	13,196	54.1%
Other	2,007	1.0%	2,587	1.6%	(580)	(22.4)%
Gross revenue	200,981	100.0%	165,253	100.0%	35,728	21.6%
Contingent consideration	—		2,537		(2,537)	(100.0)%
Net revenue	$200,981		$167,790		$33,191	19.8%
Components of gross revenue growth:
Constant currency growth(2)						23.4%
Foreign currency impact						(1.8)%
Total gross revenue growth						21.6%

(1)	Subscription fees for the three months ended September 30, 2019 and 2018 include $13.3 million and $12.5 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
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

Our variable and fixed revenues by fee type for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Transaction fees	$87,574	$25,172	$68,855	$23,727	$18,719	$1,445	27.2%	6.1%
Subscription fees(1)	440	48,198	405	45,285	35	2,913	8.6%	6.4%
Commissions	27,840	9,750	14,241	10,153	13,599	(403)	95.5%	(4.0)%
Other	87	1,920	14	2,573	73	(653)	521.4%	(25.4)%
Gross revenue	$115,941	$85,040	$83,515	$81,738	$32,426	$3,302	38.8%	4.0%

(1)	Subscription fees for the three months ended September 30, 2019 and 2018 include $13.3 million and $12.5 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

Transaction fees. Transaction fees increased by $20.2 million or 21.8% to $112.8 million for the three months ended September 30, 2019 from $92.6 million for the three months ended September 30, 2018 primarily due to higher trading volumes for rates derivatives products and ETFs.

Subscription fees. Subscription fees increased by $2.9 million or 6.5% to $48.6 million for the three months ended September 30, 2019 from $45.7 million for the three months ended September 30, 2018 primarily due to higher Institutional MBS, retail and market data fees.

Commissions.  Commission revenue increased by $13.2 million or 54.1% to $37.6 million for the three months ended September 30, 2019 from $24.4 million for the three months ended September 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds and U.S. treasuries.

Other. Other revenue decreased by $0.6 million or (22.4)% to $2.0 million for the three months ended September 30, 2019 from $2.6 million for the three months ended September 30, 2018 primarily as a result of lower fees from a third party for certain licensing and development in Canada.

Contingent consideration. There was no contingent consideration for the three months ended September 30, 2019 due to the vesting of the Credit Initiative Earnout at July 31, 2018. Contingent consideration for the three months ended September 30, 2018 was $(2.5) million.

Our gross revenue by client sector for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$120,858	$97,503	$23,355	24.0%
Wholesale	43,040	34,168	8,872	26.0%
Retail	20,169	17,812	2,357	13.2%
Market Data	16,914	15,770	1,144	7.3%
Total gross revenue	$200,981	$165,253	$35,728	21.6%

Institutional. Revenues from our Institutional client sector increased by $23.4 million or 24.0% to $120.9 million for the three months ended September 30, 2019 from $97.5 million for the three months ended September 30, 2018. The increase was derived primarily from higher trading volumes for rates derivatives products, mortgages products and ETFs, partially offset by the impact of foreign exchange, mainly the weakening of the euro.

Wholesale. Revenues from our Wholesale client sector increased by $8.9 million or 26.0% to $43.0 million for the three months ended September 30, 2019 from $34.2 million for the three months ended September 30, 2018. The increase was derived primarily from higher trading volumes for U.S. session-based trading and U.S. treasuries.

Retail. Revenues from our Retail client sector increased by $2.4 million or 13.2% to $20.2 million for the three months ended September 30, 2019 from $17.8 million for the three months ended September 30, 2018. The increase was primarily due to higher trading volumes for certificates of deposit partially offset by lower revenues for software development and implementation.

Market Data. Revenues from our Market Data client sector increased by $1.1 million or 7.3% to $16.9 million for the three months ended September 30, 2019 from $15.8 million for the three months ended September 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$115,505	$92,592	$22,913	24.7%
Credit	39,578	33,642	5,936	17.6%
Equities	12,333	8,484	3,849	45.4%
Money Markets	10,480	8,667	1,813	20.9%
Market Data	16,914	15,770	1,144	7.3%
Other Fees	6,171	6,098	73	1.2%
Total gross revenue	$200,981	$165,253	$35,728	21.6%

Our variable and fixed revenues by asset class for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$64,885	$50,620	$42,808	$49,784	$22,077	$836	51.6%	1.7%
Credit	34,417	5,161	28,526	5,116	5,891	45	20.7%	0.9%
Equities	9,896	2,437	7,066	1,418	2,830	1,019	40.1%	71.9%
Money Markets	6,743	3,737	5,089	3,578	1,654	159	32.5%	4.4%
Market Data	—	16,914	—	15,770	—	1,144	n/a	7.3%
Other	—	6,171	26	6,072	(26)	99	(100.0)%	1.6%
Gross revenue	$115,941	$85,040	$83,515	$81,738	$32,426	$3,302	38.8%	4.0%

Rates. Revenues from our Rates asset class increased by $22.9 million or 24.7% to $115.5 million for the three months ended September 30, 2019 from $92.6 million for the three months ended September 30, 2018 primarily due to higher trading volumes for derivatives products, U.S. treasuries and mortgages products.

Credit. Revenues from our Credit asset class increased by $5.9 million or 17.6% to $39.6 million for the three months ended September 30, 2019 from $33.7 million for the three months ended September 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds and credit derivatives products.

Equities. Revenues from our Equities asset class increased by $3.8 million or 45.4% to $12.3 million for the three months ended September 30, 2019 from $8.5 million for the three months ended September 30, 2018 primarily due to higher trading volumes for ETFs and equity derivatives products.

Money Markets. Revenues from our Money Markets asset class increased by $1.8 million or 20.9% to $10.5 million for the three months ended September 30, 2019 from $8.7 million for the three months ended September 30, 2018 primarily due to increased volumes for repurchase agreements and certificates of deposit.

Market Data. Revenues from Market Data increased by $1.1 million or 7.3% to $16.9 million for the three months ended September 30, 2019 from $15.8 million for the three months ended September 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Other Fees. Revenues from Other Fees increased by $0.1 million or 1.2% to $6.2 million for the three months ended September 30, 2019 from $6.1 million for the three months ended September 30, 2018 primarily due to the timing of Retail revenues for software development and implementation partially offset by lower fees from a third party for certain licensing and development in Canada.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018		ADV
	ADV	Volume	ADV	Volume	% Change
	(dollars in millions)
Rates	$563,379	$36,305,114	$342,572	$21,710,832	64.5%
Credit	17,199	1,117,045	11,885	760,207	44.7%
Equities	7,345	476,129	5,746	366,590	27.8%
Money Markets	227,125	14,701,122	171,509	10,872,806	32.4%
Total	$815,048	$52,599,410	$531,712	$33,710,435	53.3%

We believe the increases in average daily volumes in the three months ended September 30, 2019 for most asset classes can be attributed to various factors, including further electronification of trading activities across our asset classes, increase in market share, new products, new clients and increased volatility. Trading activity in both long and short-tenor interest rate swaps and swaptions, repurchase agreements and mortgages were the leading drivers of our overall volume growth year-over-year. Rates ADV increased mainly due to higher trading activity in both long and short-tenor interest rate swaps and swaptions, as well as mortgages and U.S. treasuries. Credit ADV increased due mainly to higher trading activity in credit derivatives, U.S. high-grade and high-yield credit as well as Chinese bonds. Equities ADV increased due mainly to higher trading activity in institutional ETFs. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2019 and 2018 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) pricing. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Credit asset class decreased 17.7% for the three months ended September 30, 2019 while gross revenue for our Credit asset class increased 17.6% over the same period.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
Rates	$1.79	$1.97	$(0.18)	(9.2)%
Rates - excluding short-tenor swaps (less than 1 year)	$2.32	$2.14	$0.18	8.0%
Credit	$30.81	$37.45	$(6.64)	(17.7)%
Equities	$20.78	$19.27	$1.51	7.8%
Money Markets	$0.46	$0.47	$(0.01)	(1.9)%
Total Fees per Million	$2.20	$2.47	$(0.27)	(10.9)%
Total Fees per Million - excluding short-tenor swaps (less than 1 year)	$2.62	$2.61	$0.01	—%

Rates average variable fees per million was impacted by the growth of short tenor swap volumes, a product which has a lower variable fee capture as compared to other rates products. Credit average variable fees per million was impacted by a mix shift due to higher growth in credit derivatives volumes, products which have a lower variable fee capture as compared to cash credit products, and a decline in municipals volumes. Equities average variable fees per million was impacted by a mix shift towards Institutional European ETFs and away from Wholesale products. Money Markets average variable fees per million was impacted by a mix shift within repurchase agreements volumes from Wholesale to Institutional.

Our gross revenue by geography (based on client location) for the three months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$126,599	$106,982	19,617	18.3%
International	74,382	58,271	16,111	27.6%
Total gross revenue	$200,981	$165,253	35,728	21.6%

U.S. Revenues from U.S. clients increased by $19.6 million or 18.3% to $126.6 million for the three months ended September 30, 2019 from $107.0 million for the three months ended September 30, 2018 primarily due to higher trading volumes for mortgages products, U.S. credit products, U.S. treasuries, U.S. dollar-denominated swaps and U.S. ETFs.

International. Revenues from International clients increased by $16.1 million or 27.6% to $74.4 million for the three months ended September 30, 2019 from $58.3 million for the three months ended September 30, 2018 primarily due to higher trading volumes for European interest rate swaps, European ETFs, U.S. dollar-denominated swaps and European repurchase agreements. Fluctuations in foreign currency rates decreased our International gross revenue by $3.6 million.

Operating Expenses

Our expenses for the three months ended September 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(in thousands)
Employee compensation and benefits	$79,644	$69,076
Depreciation and amortization	35,133	16,362
Technology and communications	9,527	9,112
General and administrative	7,507	9,386
Professional fees	7,272	7,546
Occupancy	3,640	3,491
Total Expenses	$142,723	$114,973

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $10.6 million or 15.3% to $79.6 million for the three months ended September 30, 2019 from $69.1 million for the three months ended September 30, 2018. The increase was primarily due to a $3.7 million increase in salaries and benefits, due to an increase in employee headcount, a $3.0 million increase in commission related expenses due to higher Wholesale revenues, $2.6 million increase in annual incentive compensation expenses tied to operating performance, and a $2.0 million increase in non-cash stock-based compensation expense related to options. Total employee headcount increased to 926 as of September 30, 2019 from 896 as of September 30, 2018.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2019 was $35.1 million. Depreciation and amortization expense for the three months ended September 30, 2018 was

$16.4 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, we adjusted our assets and liabilities to their estimated fair values as of October 1, 2018, which resulted in an increase in depreciation of tangible assets and amortization of our intangible assets. The impact of such adjustments increased depreciation and amortization expense during the three months ended September 30, 2019 by $18.3 million.

Technology and Communications. Technology and communications expense increased by $0.4 million or 4.6% to $9.5 million for the three months ended September 30, 2019 from $9.1 million for the three months ended September 30, 2018. The increase was primarily due to increased clearance fees as a result of higher trading volumes.

General and Administrative. General and administrative expense decreased by $1.9 million or (20.0)% to $7.5 million for the three months ended September 30, 2019 from $9.4 million for the three months ended September 30, 2018. The decrease was primarily a result of an increase in foreign exchange gains of $1.5 million.

Professional Fees. Professional fees decreased by $0.3 million or (3.6)% to $7.3 million for the three months ended September 30, 2019 from $7.6 million for the three months ended September 30, 2018. The decrease was primarily due to fees incurred in 2018 associated with preliminary work related to our IPO.

Occupancy. Occupancy expense for the three months ended September 30, 2019 was $3.6 million.  Occupancy expense for the three months ended September 30, 2018 was $3.5 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, at October 1, 2018, we established a leasehold interest liability, which resulted in a $0.1 million increase in occupancy expense during the three months ended September 30, 2019.

Net Interest Income (Expense)

Net interest income (expense) decreased by $0.1 million to net interest income of $0.6 million for the three months ended September 30, 2019 from net interest income of $0.7 million for the three months ended September 30, 2018 due to higher interest income offset by credit facility fees related to the Revolving Credit Facility.

Income Taxes

Provision for income taxes for the three months ended September 30, 2019 was $10.3 million. Provision for income taxes for the three months ended September 30, 2018 was $7.5 million. The provision for income taxes for the three months ended September 30, 2019 was impacted by the Reorganization Transactions and the IPO, which resulted in Tradeweb Markets Inc. becoming subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and being taxed at prevailing corporate tax rates. Prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes.

For the Nine Months Ended September 30, 2019 (Successor) and Nine Months Ended September 30, 2018 (Predecessor)

The following table sets forth a summary of our statements of income for the nine months ended September 30, 2019 and 2018:

	Successor	Predecessor
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(dollars in thousands)
Gross revenue	$578,258	$505,771
Contingent consideration	—	(26,830)
Net revenue	578,258	478,941
Total expenses	442,768	338,607
Operating income	135,490	140,334
Net interest income	1,669	1,726
Income before taxes	137,159	142,060
Income taxes	(21,413)	(11,900)
Net income	$115,746	$130,160
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	73,394
Less: Net income attributable to non-controlling interests	30,954
Net income attributable to Tradeweb Markets Inc.	$42,440

Overview

During the nine months ended September 30, 2019, our business was impacted by a number of factors, including higher client trading activity, driving revenue increases in rates, credit, equities and money markets trading. Our market data business also grew due to the expansion of our market data license agreement with Refinitiv. Our expenses were impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting and non-cash stock-based compensation expense related to the Special Option Award (as defined below) as a result of the completion of the IPO during the second quarter of 2019, and post-IPO options awarded in the third quarter of 2019.

Gross revenue increased by $72.5 million or 14.3% to $578.3 million for the nine months ended September 30, 2019 from $505.8 million for the nine months ended September 30, 2018. This increase in gross revenue was mainly due to higher trading volumes resulting in a $45.6 million increase in transaction fees and a $28.4 million increase in commissions. Net revenue increased by $99.3 million or 20.7% to $578.3 million for the nine months ended September 30, 2019 from $478.9 million for the nine months ended September 30, 2018. Non-cash contingent consideration decreased by $26.8 million for the nine months ended September 30, 2019 as a result of the vesting of the Credit Initiative Earnout at July 31, 2018.

Total expenses for the nine months ended September 30, 2019 and 2018 were $442.8 million, and $338.6 million, respectively. Total expenses for the nine months ended September 30, 2019 were impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting and higher employee compensation and benefits expense, including the impact of non-cash stock-based compensation expense related to the Special Option Award, which, as a result of the completion of the IPO, we began to expense during the second quarter of 2019, and post-IPO options awarded in the third quarter of 2019.

Income before taxes for the nine months ended September 30, 2019 and 2018 was $137.2 million and $142.1 million, respectively. Net income for the nine months ended September 30, 2019 and 2018 was $115.8 million and $130.2 million, respectively. Net income attributable to Tradeweb Markets Inc. for the nine months ended September 30,

2019 was $42.4 million. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the nine months ended September 30, 2019 were negatively impacted by higher depreciation and amortization expense as a result of the application of pushdown accounting, resulting in a $52.5 million increase in depreciation and amortization expense and $22.4 million of stock-based compensation expense related to the Special Option Award and post-IPO options awarded in 2019, partially offset by higher revenues.

Revenues

Our revenues for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30, 2019		Ended September 30, 2018
		% of Gross		% of Gross
	$	Revenue	$	Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$319,338	55%	$273,751	54%	$45,587	16.7%
Subscription fees(1)	144,650	25%	143,981	28%	669	0.5%
Commissions	108,200	19%	79,830	16%	28,370	35.5%
Other	6,070	1%	8,209	2%	(2,139)	(26.1)%
Gross revenue	578,258	100%	505,771	100%	72,487	14.3%
Contingent consideration	—		(26,830)		26,830	(100.0)%
Net revenue	$578,258		$478,941		$99,317	20.7%
Components of gross revenue growth:
Constant currency growth(2)						16.4%
Foreign currency impact						(2.1)%
Total gross revenue growth						14.3%

(1)	Subscription fees for the nine months ended September 30, 2019 and 2018 include $40.3 million and $36.8 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
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

Our variable and fixed revenues by fee type for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Transaction fees	$246,066	$73,272	$208,049	$65,702	$38,017	$7,570	18.3%	11.5%
Subscription fees(1)	1,330	143,320	1,305	142,676	25	644	1.9%	0.5%
Commissions	78,785	29,415	49,367	30,463	29,418	(1,048)	59.6%	(3.4)%
Other	692	5,378	40	8,169	652	(2,791)	1,630.0%	(34.2)%
Gross revenue	$326,873	$251,385	$258,761	$247,010	$68,112	$4,375	26.3%	1.8%

(1)	Subscription fees for the nine months ended September 30, 2019 and 2018 include $40.3 million and $36.8 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

Transaction fees. Transaction fees increased by $45.6 million or 16.7% to $319.3 million for the nine months ended September 30, 2019 from $273.8 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for rates derivatives products and ETFs.

Subscription fees. Subscription fees increased by $0.7 million or 0.5% to $144.7 million for the nine months ended September 30, 2019 from $144.0 million for the nine months ended September 30, 2018 primarily due to higher market data and Institutional MBS fees, partially offset by lower Retail fees.

Commissions.  Commission revenue increased by $28.4 million or 35.5% to $108.2 million for the nine months ended September 30, 2019 from $79.8 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds and U.S. treasuries.

Other. Other revenue decreased by $2.1 million or (26.1)% to $6.1 million for the nine months ended September 30, 2019 from $8.2 million for the nine months ended September 30, 2018 primarily as a result of lower fees from a third party for certain licensing and development in Canada.

Contingent consideration. There was no contingent consideration for the nine months ended September 30, 2019 due to the vesting of the Credit Initiative Earnout at July 31, 2018. Contingent consideration for the nine months ended September 30, 2018 was $26.8 million.

Our gross revenue by client sector for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$341,167	$301,918	$39,249	13.0%
Wholesale	124,416	99,028	25,388	25.6%
Retail	61,314	57,766	3,548	6.1%
Market Data	51,361	47,059	4,302	9.1%
Total gross revenue	$578,258	$505,771	$72,487	14.3%

Institutional. Revenues from our Institutional client sector increased by $39.2 million or 13.0% to $341.2 million for the nine months ended September 30, 2019 from $301.9 million for the nine months ended September 30, 2018. The increase was derived primarily from higher trading volumes for rates derivatives products, ETFs and mortgages products, partially offset by the impact of foreign exchange, mainly the weakening of the euro.

Wholesale. Revenues from our Wholesale client sector increased by $25.4 million or 25.6% to $124.4 million for the nine months ended September 30, 2019 from $99.0 million for the nine months ended September 30, 2018. The increase was derived primarily from higher trading volumes for U.S. session-based trading and U.S. treasuries.

Retail. Revenues from our Retail client sector increased by $3.5 million or 6.1% to $61.3 million for the nine months ended September 30, 2019 from $57.8 million for the nine months ended September 30, 2018. The increase was derived primarily from higher trading volumes for certificates of deposit, municipal bonds and U.S. treasuries partially offset by lower revenues for software development and implementation.

Market Data. Revenues from our Market Data client sector increased by $4.3 million or 9.1% to $51.4 million for the nine months ended September 30, 2019 from $47.1 million for the nine months ended September 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$326,658	$281,641	$45,017	16.0%
Credit	118,612	102,452	16,160	15.8%
Equities	35,247	28,347	6,900	24.3%
Money Markets	30,364	25,248	5,116	20.3%
Market Data	51,361	47,059	4,302	9.1%
Other Fees	16,016	21,024	(5,008)	(23.8)%
Total gross revenue	$578,258	$505,771	$72,487	14.3%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor		Predecessor
	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$175,278	$151,380	$133,183	$148,458	$42,095	$2,922	31.6%	2.0%
Credit	103,112	15,500	87,241	15,211	15,871	289	18.2%	1.9%
Equities	29,243	6,004	23,494	4,853	5,749	1,151	24.5%	23.7%
Money Markets	19,240	11,124	14,803	10,445	4,437	679	30.0%	6.5%
Market Data	—	51,361	—	47,059	—	4,302	n/a	9.1%
Other	—	16,016	40	20,984	(40)	(4,968)	(100.0)%	(23.7)%
Gross revenue	$326,873	$251,385	$258,761	$247,010	$68,112	$4,375	26.3%	1.8%

Rates. Revenues from our Rates asset class increased by $45.0 million or 16.0% to $326.7 million for the nine months ended September 30, 2019 from $281.6 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for derivatives products, U.S. treasuries and mortgages products.

Credit. Revenues from our Credit asset class increased by $16.2 million or 15.8% to $118.6 million for the nine months ended September 30, 2019 from $102.5 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for U.S. corporate bonds .

Equities. Revenues from our Equities asset class increased by $6.9 million or 24.3% to $35.2 million for the nine months ended September 30, 2019 from $28.3 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for ETFs.

Money Markets. Revenues from our Money Markets asset class increased by $5.1 million or 20.3% to $30.4 million for the nine months ended September 30, 2019 from $25.3 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for repurchase agreements and certificates of deposit.

Market Data. Revenues from Market Data increased by $4.3 million or 9.1% to $51.4 million for the nine months ended September 30, 2019 from $47.1 million for the nine months ended September 30, 2018 primarily as a result of increased Refinitiv (formerly Thomson Reuters) license fees due to an increase in the number of market data feeds provided to Refinitiv.

Other Fees. Revenues from Other Fees decreased by $5.0 million or (23.8)% to $16.0 million for the nine months ended September 30, 2019 from $21.0 million for the nine months ended September 30, 2018 primarily due lower fees from a third party for certain licensing and development in Canada and lower Retail revenues for software development and implementation.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
	September 30, 2019		September 30, 2018		ADV
	ADV	Volume	ADV	Volume	% Change
	(dollars in millions)
Rates	$502,303	$94,680,563	$345,759	$65,186,563	45.3%
Credit	15,295	2,893,232	12,871	2,433,824	18.8%
Equities	7,385	1,397,429	7,543	1,419,622	(2.1)%
Money Markets	213,920	40,495,243	168,618	31,773,689	26.9%
Total	$738,903	$139,466,467	$534,791	$100,813,698	38.2%

We believe the increases in average daily volumes in nine months ended September 30, 2019 for most asset classes can be attributed to various factors, including further electronification of trading activities across our asset classes, increase in market share, new products, new clients and increased volatility. Trading activity in both long and short-tenor interest rate swaps and swaptions, mortgages and repurchase agreements were the leading drivers of our overall volume growth year-over-year. Rates ADV increased due mainly to higher trading activity in long and short-tenor interest rate swaps and swaptions, mortgages and U.S. treasuries. Credit ADV increased due mainly to higher trading activity in credit derivatives, U.S. high-grade and high-yield credit as well as Chinese bonds. Equities ADV decreased due mainly to lower trading activity in U.S. ETFs. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the nine months ended September 30, 2019 and 2018 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) pricing. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Rates asset class decreased 9.3% for the nine months ended September 30, 2019 while gross revenue for our Rates asset class increased 16.0% over the same period.

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
Rates	$1.85	$2.04	$(0.19)	(9.3)%
Rates - excluding short-tenor swaps (less than 1 year)	$2.20	$2.16	$0.04	1.9%
Credit	$35.64	$35.85	$(0.21)	(0.6)%
Equities	$20.93	$16.55	$4.38	26.5%
Money Markets	$0.48	$0.47	$0.01	2.1%
Total Fees per Million	$2.34	$2.57	$(0.23)	(8.9)%
Total Fees per Million - excluding short-tenor swaps (less than 1 year)	$2.63	$2.66	$(0.03)	(1.1)%

Rates average variable fees per million was impacted by growth in short tenor swap volumes, a product which has a lower variable fee capture as compared to other rates products. Credit average variable fees per million was impacted by growth in credit derivatives volumes, products which have a lower variable fee capture as compared to cash credit products, and a decline in municipals volumes. Equities average variable fees per million was impacted by a mix shift in volumes towards Institutional ETFs and away from Wholesale products. Money Markets average variable fees per million was impacted by a mix shift in volumes towards repurchase agreements and away from other lower variable fee capture Money Markets products.

Our gross revenue by geography (based on client location) for the nine months ended September 30, 2019 and 2018, and the resulting dollar and percentage changes, were as follows:

	Successor	Predecessor
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$368,689	$324,304	44,385	13.7%
International	209,569	181,467	28,102	15.5%
Total gross revenue	$578,258	$505,771	72,487	14.3%

U.S. Revenues from U.S. clients increased by $44.4 million or 13.7% to $368.7 million for the nine months ended September 30, 2019 from $324.3 million for the nine months ended September 30, 2018 primarily due to higher trading volumes from our U.S. credit products, U.S. treasuries, mortgages products,  U.S. dollar-denominated swaps, and U.S. ETFs.

International. Revenues from International clients increased by $28.1 million or 15.5% to $209.6 million for the nine months ended September 30, 2019 from $181.5 million for the nine months ended September 30, 2018 primarily due to higher trading volumes for European interest rate swaps, European equities, Chinese bonds and European repurchase agreements. Fluctuations in foreign currency rates decreased our International gross revenue by $8.3 million.

Operating Expenses

Our expenses for the nine months ended September 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(in thousands)
Employee compensation and benefits	$252,912	$209,053
Depreciation and amortization	102,928	48,808
Technology and communications	29,086	26,598
General and administrative	25,961	23,056
Professional fees	20,981	20,360
Occupancy	10,900	10,732
Total Expenses	$442,768	$338,607

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $43.9 million or 21.0% to $252.9 million for the nine months ended September 30, 2019 from $209.0 million for the nine months ended September 30, 2018. The increase was primarily due to $22.4 million of non-cash stock-based compensation expense related to the Special Option Award, which, as a result of the completion of the IPO, we began to expense during the second quarter of 2019 (with $18.9 million recognized as compensation expense related to these options immediately upon the completion of the IPO), and post-IPO options awarded in the third quarter of 2019, an $11.7 million increase in salaries and benefits due to an increase in employee headcount and an increase in commission related expenses of $7.0 million due to higher Wholesale revenues.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2019 was $102.9 million. Depreciation and amortization expense for the nine months ended September 30, 2018 was $48.8 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, we adjusted our assets and liabilities to their estimated fair values as of October 1, 2018, which resulted in an increase in depreciation of tangible assets and amortization of our intangible assets. The impact of such adjustments increased depreciation and amortization expense during the nine months ended September 30, 2019 by $52.5 million.

Technology and Communications. Technology and communications expense increased by $2.5 million or 9.4% to $29.1 million for the nine months ended September 30, 2019 from $26.6 million for the nine months ended September 30, 2018. The increase was primarily due to increased clearance fees as a result of higher trading volumes.

General and Administrative. General and administrative expense increased by $2.9 million or 12.6% to $26.0 million for the nine months ended September 30, 2019 from $23.1 million for the nine months ended September 30, 2018. The increase was primarily a result of an increase in foreign exchange losses of $1.9 million and an increase in insurance costs of $0.9 million associated with being a public company.

Professional Fees. Professional fees increased by $0.6million or 3.1% to $21.0 million for the nine months ended September 30, 2019 from $20.4 million for the nine months ended September 30, 2018. The increase was primarily due to tax advisory and audit fees, including fees incurred in connection with the IPO, partially offset by decreased legal and consulting fees.

Occupancy. Occupancy expense for the nine months ended September 30, 2019 was $10.9 million. Occupancy expense for the nine months ended September 30, 2018 was $10.7 million. As a result of the Refinitiv Transaction and the application of pushdown accounting, at October 1, 2018, we established a leasehold interest liability, which resulted in a $0.3 million decrease in occupancy expense during the nine months ended September 30, 2019.

Net Interest Income (Expense)

Net interest income (expense) for the nine months ended September 30, 2019 and 2018 was $1.7 million. Net interest income for the nine months ended September 30, 2019 was impacted by credit facility fees related to the Revolving Credit Facility, which we entered into during the second quarter of 2019.

Income Taxes

Provision for income taxes for the nine months ended September 30, 2019 was $21.4 million. Provision for income taxes for the nine months ended September 30, 2018 was $11.9 million. The provision for income taxes for the nine months ended September 30, 2019 was impacted by the Reorganization Transactions and the IPO, which occurred in April 2019 and resulted in Tradeweb Markets Inc. becoming subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and being taxed at prevailing corporate tax rates. Prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes.

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

As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of approximately $389.9 million and $410.1 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

Factors Influencing Our Liquidity and Capital Resources

Dividend Policy

Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.08 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC. Dividends declared and paid to Class A and B common stockholders during the nine months ended September 30, 2019 amounted to $22.9 million.

The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, only from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. In addition, when TWM LLC makes distributions to us, the other holders of LLC Interests will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions.

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

Cash Distributions

In March and April 2019, TWM LLC made pre-IPO cash distributions to the Original LLC Owners in aggregate amounts of $20.0 million and $100.0 million, respectively.

In May and September 2019, TWM LLC made quarterly cash distributions to its equityholders, including Tradeweb Markets Inc., in aggregate amounts of $33.4 million and $33.0 million, respectively.

On November 5, 2019, Tradeweb Markets Inc., as the sole manager, approved a cash distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $45.8 million payable on December 13, 2019.

Cash Dividends

In June and September 2019, Tradeweb Markets Inc. paid quarterly cash dividends to the holders of Class A common stock and Class B common stock in aggregate amounts of $11.4 million for each quarter.

On November 6, 2019, our board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2019. This dividend will be payable on December 16, 2019 to stockholders of record as of December 2, 2019.

Indebtedness

As of September 30, 2019 and December 31, 2018, we had no outstanding indebtedness.

Historically, the Company has only issued debt in connection with significant investment transactions and all debt issued by the Company has been issued to subsidiaries of Thomson Reuters.

On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility provides borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.

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

As of September 30, 2019, there were no amounts outstanding under the Revolving Credit Facility and we had availability of $500.0 million.

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

The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to:

•	incur additional indebtedness and guarantee indebtedness;
•	create or incur liens;
•	pay dividends and distributions or repurchase capital stock;
•	make investments, loans and advances; and
•	enter into certain transactions with affiliates.

The Revolving Credit Facility contains a financial covenant requiring compliance with a (i) maximum total net leverage ratio tested on the last day of each fiscal quarter not to exceed 3.5 to 1.0 (increasing to 4.0 to 1.0 for the four-quarter period following a material acquisition and the fiscal quarter in which such material acquisition is consummated) and (ii) minimum cash interest coverage ratio tested on the last day of each fiscal quarter not less than 3.0 to 1.0.

The credit agreement that governs the Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. See Item 5, “Other Information” elsewhere in this Quarterly Report on Form 10 Q. If an event of default occurs, the lenders under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Revolving Credit Facility and all actions permitted to be taken by secured creditors under applicable law. As of September 30, 2019, we were in compliance with all the covenants set forth in the Revolving Credit Facility.

Capital Requirements

Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2019 and December 31, 2018, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $50.4 million and $41.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.

Fails to Deliver/Fails to Receive

At times, transactions executed on our wholesale platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset.  See Note 4 – Receivable to and Payable from Brokers and Dealers and Clearing Organizations to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Working Capital

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of securities sold under agreements to repurchase, payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, accounts payable, accrued expenses and other liabilities, employee equity compensation payable, lease liability, payable to affiliates and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions. Our working capital as of September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$389,930	$410,104
Restricted cash	1,200	1,200
Receivable from brokers and dealers and clearing organizations	747,660	174,591
Deposits with clearing organizations	12,101	11,427
Accounts receivable	95,398	87,192
Receivable from affiliates	3,515	3,243
Current assets	1,249,804	687,757
Securities sold under agreements to repurchase	24,938	—
Payable to brokers and dealers and clearing organizations	713,020	171,214
Accrued compensation	94,652	120,158
Deferred revenue	28,557	27,883
Accounts payable, accrued expenses and other liabilities	41,452	42,548
Employee equity compensation payable	295	24,187
Lease liability	8,509	—
Payable to affiliates	3,737	5,009
Tax receivable agreement liability	7,222
Current liabilities	922,382	390,999
Working capital	$327,422	$296,758

Current assets

Current assets increased to $1.3 billion as of September 30, 2019 from $687.8 million as of December 31, 2018 due to an increase in receivable from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions. On October 1, 2019, approximately $698.8 million of the receivable from brokers and dealers and clearing organizations balance at September 30, 2019 was settled.

Current liabilities

Current liabilities increased to $922.4 million as of September 30, 2019 from $391.0 million as of December 31, 2018 due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to receive as a result of increased unsettled wholesale platform transactions. On October 1, 2019, approximately $664.3 million of the payable from brokers and dealers and clearing organizations balance at September 30, 2019 was settled. In addition, there was a decrease in accrued compensation and employee equity compensation payments as a result of annual payments.

See Note 4 – Receivable to and Payable from Brokers and Dealers and Clearing Organizations to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for more information regarding the fails to deliver/receive and the subsequent settlement.

See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”

Cash Flows

Our cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Successor	Predecessor
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$190,465	$164,828
Net cash flows (used in) investing activities	(29,767)	(25,850)
Net cash flows (used in) financing activities	(178,856)	(139,350)
Effect of exchange rate changes on cash and cash equivalents	(2,016)	(2,043)
Net decrease in cash and cash equivalents	$(20,174)	$(2,415)

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

Net cash provided by operating activities for the nine months ended September 30, 2019 was $190.5 million, an increase of 15.6% over 2018, and primarily driven by an increase in gross revenue.

Investing Activities

Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.

Net cash used in investing activities was $29.8 million for the nine months ended September 30, 2019, which consisted of $21.2 million of capitalized software development costs and $8.6 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $25.8 million for the nine months ended September 30, 2018, which consisted of $19.5 million of capitalized software development costs and $6.3 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Financing Activities

Financing activities primarily consist of cash dividends to our Class A and Class B common stockholders and cash distributions from TWM LLC to the Original LLC Owners during the pre-IPO period.

Net cash used in financing activities for the nine months ended September 30, 2019 was $178.9 million, which consisted of purchases of LLC Interests of $1,161.3 million from certain of the Bank Stockholders using the net proceeds from the IPO, cash dividends to our Class A and Class B common stockholders of $22.9 million and capital distributions to the Original LLC Owners of $143.7 million, including a one-time distribution of $100.0 million paid in connection with the IPO. Net cash used in financing activities for the nine months ended September 30, 2018 was $139.4 million, which consisted of capital distributions to the Original LLC Owners.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2019 and 2018:

	Successor	Predecessor
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	(in thousands)
Cash flow from operating activities	$190,465	$164,828
Less: Capitalization of software development costs	(21,200)	(19,523)
Less: Purchases of furniture, equipment and leasehold improvements	(8,567)	(6,327)
Free Cash Flow	$160,698	$138,978

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS

In addition to net income and net income attributable to Tradeweb Markets Inc., each presented in accordance with GAAP, we present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin as measures of our operating performance and Adjusted Net Income and Adjusted Net Income per diluted share (“Adjusted Diluted EPS”) as measures of our profitability.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin

Adjusted EBITDA is defined as net income before contingent consideration, net interest income, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including certain stock-based compensation expense and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBIT is defined as net income before contingent consideration, net interest income and provision for income taxes, adjusted for the impact of certain other items, including certain stock-based compensation expense, acquisition and Refinitiv Transaction-related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by gross revenue for the applicable period. We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude contingent consideration because it is equity settled and its balance is based on our value at a certain time and may not reflect our actual operating performance. In addition, we also exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation,” as well as non-cash stock-based compensation expense associated with options awarded to management and other employees following the IPO during 2019. We believe it is useful to exclude this stock-based compensation expense because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2020. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of acquisition related tangible and intangible assets resulting from certain acquisitions, the Refinitiv Transaction and the application of pushdown accounting in order to facilitate a period-over-period comparison of our financial performance.

Management and our board of directors use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin to assess our financial performance and believe it is helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Further, our executive incentive compensation is based in part on components of Adjusted EBITDA and Adjusted EBITDA margin.

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

Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., for post-IPO periods, and net income, for pre-IPO periods, in each case adjusted for contingent consideration, certain stock-based compensation expense, acquisition and Refinitiv Transaction related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period, assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period, for pre-IPO periods. The diluted weighted average number of shares outstanding for the pre-IPO periods and post-IPO periods give effect to potentially dilutive securities using the treasury stock method.

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude contingent consideration, stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider these non-GAAP financial measures in isolation or as alternatives to net income attributable to Tradeweb Markets Inc., net income, operating income, gross margin, earnings per share or any other financial measure derived in accordance with GAAP. You are encouraged to evaluate each adjustment and, as applicable, the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of these non-GAAP financial measures. Our presentation of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2019 and 2018:

	Successor		Predecessor
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
	(in thousands)
Net income	$48,578	$115,746	$45,955	$130,160
Contingent consideration	—	—	(2,537)	26,830
Interest income, net	(636)	(1,669)	(673)	(1,726)
Depreciation and amortization	35,133	102,928	16,362	48,808
Stock-based compensation expense(1)	1,995	22,398	—	—
Provision for income taxes	10,316	21,413	7,535	11,900
Unrealized foreign exchange (gains) / losses	(2,499)	(1,215)	407	(960)
(Gain) / loss from revaluation of foreign denominated cash(2)	562	1,120	(466)	(921)
Adjusted EBITDA	$93,449	$260,721	$66,583	$214,091
Less: Depreciation and amortization	(35,133)	(102,928)	(16,362)	(48,808)
Add: Acquisition and Refinitiv Transaction related D&A(3)	24,780	72,122	6,513	19,576
Adjusted EBIT	$83,096	$229,915	$56,734	$184,859
Adjusted EBITDA margin(4)	46.5%	$45.1%	$40.3%	$42.3%
Adjusted EBIT margin(4)	41.3%	$39.8%	$34.3%	$36.5%

(1)	Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in the third quarter of 2019.
(2)	Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(3)

Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

(4)

For the three and nine months ended September 30, 2019, Adjusted EBITDA margin increased compared to the prior year period by 620 and 276 basis points, respectively, or 672 and 326 basis points on a constant currency basis. For the three and nine months ended September 30, 2019 and 2018, Adjusted EBIT margin increased compared to the prior year period by 701 basis points and 321 basis points, respectively, or 770 basis points and 386 basis points on a constant currency basis. Changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for 2018. We use changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table below provides a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Successor		Predecessor
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
	(in thousands except share and per share amounts)
Earnings per diluted share(1)	$0.20 (b)	$0.19 (a) / 0.28 (b)	$0.21 (a)	$0.60 (a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	—	42,352 (a)	45,955 (a)	130,160 (a)
Add: Net income attributable to Tradeweb Markets Inc.(1)	29,612 (b)	42,440 (b)	—	—
Add: Net income attributable to non-controlling interests (1)(2)	18,966 (b)	30,954 (b)	—	—
Net income	$48,578 (b)	$115,746 (a)(b)	$45,955 (a)	$130,160 (a)
Provision for income taxes	10,316	21,413	7,535	11,900
Contingent consideration	—	—	(2,537)	26,830
Acquisition and Refinitiv Transaction related D&A(3)	24,780	72,122	6,513	19,576
Stock-based compensation expense(4)	1,995	22,398	—	—
Unrealized foreign exchange (gains) / losses	(2,499)	(1,215)	407	(960)
(Gain) / loss from revaluation of foreign denominated cash(5)	562	1,120	(466)	(921)
Adjusted Net Income before income taxes	83,732	231,584	57,407	186,585
Adjusted income taxes(6)	(22,105)	(61,139)	(15,155)	(49,258)
Adjusted Net Income	$61,627	$170,445	$42,252	$137,327
Adjusted Diluted EPS (1)(7)	$0.27 (b)	$0.23 (a) / 0.51 (b)	$0.19 (a)	$0.64 (a)

(1)	In April 2019, we completed the Reorganization Transactions and the IPO. Therefore, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

See Note 18 – Earnings Per Share to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

(4)	Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in the third quarter of 2019.
(5)	Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)

Represents corporate income taxes at an assumed effective tax rate of 26.4% for all periods presented applied to Adjusted Net Income before income taxes. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.

(7)

Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the nine months ended September 30, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period).

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2019 and 2018:

		Pre-IPO Period	Post-IPO Period
	Three	Nine	Nine	Three	Nine
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
Reconciliation of Diluted Weighted Average Shares Outstanding to	September 30,	September 30,	September 30,	September 30,	September 30,
Adjusted Diluted Weighted Average Shares Outstanding	2019	2019	2019	2018	2018
Diluted weighted average TWM LLC shares outstanding	—	223,320,457	—	219,165,997	215,365,920
Diluted weighted average shares of Class A and Class B common stock outstanding	151,362,643	—	151,158,760	—	—
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	79,289,005	—	79,289,005	—	—
Adjusted diluted weighted average shares outstanding	230,651,648	223,320,457	230,447,765	219,165,997	215,365,920
Adjusted Net Income (in thousands)	$61,627	$52,190	$118,255	$42,252	$137,327
Adjusted Diluted EPS	$0.27	$0.23	$0.51	$0.19	$0.64

(1)

Assumes the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

In determining the fair value of the assets acquired and the liabilities assumed, we considered a report of a third-party valuation expert. Management is responsible for these internal and third-party valuations and appraisals.

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

Goodwill

Goodwill arises out of pushdown accounting and business combinations and is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. We test our goodwill at least annually for impairment and recognize an impairment loss if the estimated fair value of a reporting unit is less than its net book value. The Company is one reporting unit for goodwill impairment testing purposes. The fair value of a reporting unit is calculated based on the fair market value of the Company’s Class A and B common shares. We calculate such loss as the difference between the estimated fair value of goodwill and its carrying value. If future events or results differ adversely from the estimates and assumptions made at acquisition or as part of subsequent impairment tests, we may record increased amortization or impairment charges in the future.

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

Prior to the IPO, we awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan. In accounting for the options issued under this plan, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. We expect the non-cash stock-based compensation expense associated with the Special Option Award to be between approximately $33.5 million and $35.7 million, respectively, which we started to expense beginning in the second quarter of 2019, with a charge of $20.4 million ($18.9 million of which was charged immediately upon the completion of the IPO), and will continue to expense over the following three years. For more information, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan” in the October Prospectus.

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

Income Taxes

Tradeweb Markets Inc. is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including us for the post-IPO period, on a pro rata basis. TWM LLC records taxes for conducting business in certain state, local and foreign jurisdictions and records U.S. federal taxes for subsidiaries that are taxed as corporations for U.S, tax purposes. We currently record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure the deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. We believe that it is more likely than not that the Company will be able to realize its deferred tax assets in the future; therefore, no valuation allowance is necessary.

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

Tax Receivable Agreement

Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement.

We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by us using the net proceeds from the IPO. The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of the our earnings, changes in tax legislation and tax rates or other factors that may impact our tax savings will be reflected in income before taxes in the period in which the change occurs.

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

The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2019 and 2018:

	Successor		Predecessor
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2018
% of revenue denominated in foreign currencies (1)	32%	31%	30%	29%
% of operating expenses denominated in foreign currencies (2)	16%	15%	19%	17%
(1)	Gross revenue in foreign currencies is primarily denominated in Euros.
(2)	Operating expenses in foreign currencies are primarily denominated in British pounds.

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

The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the three and nine months ended September 30, 2019 and 2018:

	Successor		Predecessor
	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
Impact of Foreign Currency Rate Fluctuations	September 30,	September 30,	September 30,	September 30,
(amounts in thousands)	2019	2019	2018	2018
Increase (decrease) in gross revenue	$(3,600)	$(8,400)	$(500)	$1,600
Increase (decrease) in operating income	$(1,200)	$(6,400)	$(300)	$3,000

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the three and nine months ended September 30, 2019 and 2018:

	Successor				Predecessor
	Three		Nine		Three		Nine
	Months		Months		Months		Months
	Ended		Ended		Ended		Ended
Hypothetical 10% Change in Value of U.S. Dollar	September 30,		September 30,		September 30,		September 30,
(amounts in thousands)	2019		2019		2018		2018
Effect of 10% change on gross revenue	+/-	$ 6,500	+/-	$ 18,000	+/-	$ 5,000	+/-	$ 14,900
Effect of 10% change on operating income	+/-	$ 4,200	+/-	$ 11,400	+/-	$ 2,700	+/-	$ 9,000

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2019 and December 31, 2018, the notional amount of our foreign currency forward contracts was $82.5 million and $1.7 million, respectively.

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

Credit Risk

We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. At September 30, 2019 and December 31, 2018, we established an allowance for doubtful accounts of $1.3 million and $1.2 million, respectively, with regard to these receivables.

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

For additional information, see Note 16 – Credit Risk to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes from the legal proceedings previously disclosed under the heading “Business—Legal Proceedings” in the October Prospectus.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the October Prospectus, which is accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01—Entry into a Material Definitive Agreement of Form 8-K.

Revolving Credit Facility Amendment

On November 7, 2019, TWM LLC entered into that certain First Amendment to Credit Agreement (the “First Amendment”) among TWM LLC and the lenders party thereto, which First Amendment amends that certain Credit Agreement (the “Credit Agreement”), dated as of April 8, 2019, among TWM LLC, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender. The First Amendment revises the Credit Agreement to permit the LSEG Transaction. The First Amendment does not otherwise impact the  terms of the Credit Agreement and does not impact the amount of borrowings available to TWM LLC under the Credit Agreement.

For a description of the LSEG Transaction, see Note 1—Organization to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. For a summary of the material terms of the Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Indebtedness.”

The foregoing description of the First Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the First Amendment, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1

Amendment No.1, dated as of November 7, 2019, among Tradeweb Markets LLC and each lender party thereto, relating to Credit Agreement, dated as of April 8, 2019, among Tradeweb Markets LLC, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender.

31.1

Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

November 8, 2019	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

November 8, 2019	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)