Form 10-K/A
period 2019-12-31
Tradeweb Markets Inc.
filed 2020-03-04
CIK 1758730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 28, 2019, was approximately $4.5 billion.

Class of Stock	Shares Outstanding as of February 14, 2020
Class A Common Stock, par value $0.00001 per share	70,212,713
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	7,389,983
Class D Common Stock, par value $0.00001 per share	49,873,346

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amended Report”) amends and restates the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Report”) filed by Tradeweb Markets Inc. (the “Company”) on February 21, 2020. The Company discovered that, due to a clerical error, the Original Report was inadvertently filed in lieu of the final version of the Company’s Annual Report on Form 10-K. This Amended Report is the final version of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (including exhibits) that was originally intended to be filed and corrects clerical errors included in the Original Report.  Among others, these include:

•	the inclusion of an inadvertently omitted paragraph under Part I, Item 3 “Legal Proceedings — IDC Matter;”

•

conforming changes to the figures for total assets and total equity/members’ capital as of December 31, 2019 in Part II, Item 6 “Selected Financial Data” corresponding to the amounts presented in the Consolidated Statement of Financial Condition as of December 31, 2019;

•	the inclusion of an inadvertently omitted subsection entitled “Credit Risk” under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk;”

•	the deletion of “(Unaudited)” from the heading of the Consolidated Statements of Changes in Equity in Part II, Item 8 “Financial Statements and Supplementary Data;”

•	the deletion of “(Unaudited)” from the heading of the Table of Contents for the Notes to Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data;”

•

a correction to the amount of the recorded right-of-use assets in “Note 2 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements — Adopted” to the Company’s audited consolidated financial statements;

•

a correction to the amount of the software development costs capitalized for the year ended December 31, 2019 in “Note 8 — Software Development Costs” to the Company’s audited consolidated financial statements; and

•

corrections to the amount of an assumed deferred tax benefit and the amount of uncertain tax positions as of December 31, 2019 in “Note 9 — Income Taxes” to the Company’s audited consolidated financial statements.

Previously reported amounts in the Company’s audited consolidated financial statements included in the Original Report did not include any clerical errors and are identical to corresponding amounts in the Company’s audited consolidated financial statements included in this Amended Report, other than the corrections to the notes to the financial statements described above.

Unless expressly noted otherwise, the disclosures in this Amended Report continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.

TRADEWEB MARKETS INC.

BASIS OF PRESENTATION

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

•	“LLC Interests” refer to the single class of common membership interests of TWM LLC issued in connection with the Reorganization Transactions.
•	“LSEG Transaction” refer to the pending acquisition of the Refinitiv business by London Stock Exchange Group plc in an all share transaction for a total enterprise value of approximately $27 billion.
•	“Original LLC Owners” refer to the owners of TWM LLC prior to the Reorganization Transactions (including the Refinitiv Owners, the Bank Stockholders and members of management).
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

•

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

•	“Refinitiv Owners” refer collectively to the Refinitiv Direct Owner and the Refinitiv LLC Owner.
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

The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in other public disclosures of non-GAAP financial measures. These rules govern the manner in which non-GAAP financial measures are publicly presented and require, among other things:

•	a presentation with equal or greater prominence of the most comparable financial measure or measures calculated and presented in accordance with GAAP; and
•	a statement disclosing the purposes for which the registrant’s management uses the non-GAAP financial measure.

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

Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations include the following:

•	Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
•	Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect changes in our working capital needs;
•	Adjusted EBITDA and Adjusted EBIT do not reflect any interest expense, or the amounts necessary to service interest or principal payments on any debt obligations;
•	Adjusted EBITDA and Adjusted EBIT do not reflect income tax expense, which in post-IPO periods is a necessary element of our costs and ability to operate;
•

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

•

in post-IPO periods, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the noncash component of certain employee compensation expense or payroll taxes associated with certain option exercises;

•

Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative, on a recurring basis, of our ongoing operations; and

•

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our share price. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in economic, political, social and market conditions and the impact of these changes on trading volumes;
•	our failure to compete successfully;
•	our failure to adapt our business effectively to keep pace with industry changes;
•	consolidation and concentration in the financial services industry;
•	our dependence on dealer clients, including those that are also current or former stockholders;
•	our inability to maintain and grow the capacity of our trading platforms, systems and infrastructure;
•	design defects, errors, failures or delays with our platforms or solutions;
•	systems failures, interruptions, delays in services, cybersecurity incidents, catastrophic events and any resulting interruptions;
•	our dependence on third parties for certain market data and certain key functions;
•	our ability to implement our business strategies profitably;
•	our ability to successfully integrate any acquisition or to realize benefits from any strategic alliances, partnerships or joint ventures;
•	our ability to retain the services of certain members of our management;
•	inadequate protection of our intellectual property;

•	extensive regulation of our industry;
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

•	our ability to realize any benefit from our organizational structure;
•	Refinitiv’s control of us and our status as a controlled company; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. – “Risk Factors.”

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

ITEM 1. BUSINESS.

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

We offer efficient and transparent trading across a diverse range of asset classes:

•

Rates (56% of 2019 gross revenue):  We facilitate trading in a broad range of cash and derivatives rates products, including major government securities, such as U.S. treasury securities and European government bonds, mortgage-backed securities, interest rate swaps and agency/supranational securities and other rates products.
•

Credit (21% of 2019 gross revenue): We offer deep pools of liquidity for our clients in cash and derivatives credit products, including U.S. and European high grade and high yield bonds, China bonds, municipal bonds, index, single name and sovereign credit default swaps and other credit products.

•	Equities (6% of 2019 gross revenue): We offer trading in a range of cash and derivatives equities products, including global ETFs, equity derivatives and other equities products.
•

Money Markets (5% of 2019 gross revenue):  We offer trading in a broad range of cash money market products, including commercial paper, agency discount notes, repurchase agreements, certificates of deposit and treasury bills and other money markets products.

Our Geographies

We have a global footprint, serving clients, including over 1,900 institutional liquidity-taking clients, in over 65 countries across the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions and with offices in North America, Europe and Asia. By region:

•	We serve over 900 clients in the Americas across North, Central and South America.
•	We serve over 700 clients in EMEA across Europe, the Middle East and North Africa.
•	We serve over 300 clients in APAC across Asia, the Pacific, Oceania and the Indian sub-continent.

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

•

Pre-Trade Data and Analytics:  We provide clients with accurate, real-time market data and streaming price updates across more than 40 products. Major financial publications across the globe reference our market data. Our real-time market data services include major government bonds, corporate bonds, mortgage-backed securities, fixed income derivatives and money markets. For example, data and analytics power our Automated Intelligent Price, or Ai-Price, functionality, which delivers benchmark pricing and insights for approximately 19,000 U.S. corporate bonds. We integrate directly with order management systems allowing for order entry and pre-trade compliance and risk analysis. Clients are also able to perform credit checks for cleared derivatives trading — either with limits on our system or through connectivity to the futures commission merchants.

In addition, we provide Refinitiv with certain real-time market data feeds for multiple fixed income and derivatives products under an exclusive license pursuant to which Refinitiv redistributes such market data to its customers on its Eikon platform and through direct feeds.

•

Trade Execution:  Trade execution is at the core of our business. We provide marketplaces and tools that facilitate trading by our clients and streamline their related workflows. Our market specialists and technology team work closely with our clients to continuously innovate and improve their trading practices. The trading protocols we currently offer on our platforms include:

•

Request-for-quote. Our multi-dealer request-for-quote, or RFQ, protocol provides institutional clients with the ability to hold a real-time auction with multiple dealers and select the best price. RFQ was pioneered by Tradeweb in 1998 and has been deployed across all of our rate markets, including government bonds, mortgage-backed securities and U.S. agencies, and our other asset classes. The RFQ is a fully-disclosed trading protocol — both buy-side and sell-side names are known prior to execution. Multi-dealer RFQ assists clients with achieving best execution.

•

Request-for-market. Our request-for-market, or RFM, protocol provides institutional clients with the ability to request a two-sided market from a particular dealer. This mirrors the approach of a client calling a specific trader for market prices and rates before showing the direction they want to trade. The RFM protocol has been effective in some of our newer markets, including credit default swap indices, where it is integrated with the RFQ and click-to-trade protocols on a single trading screen.

•	Request-for-stream. Our request-for-stream, or RFS, protocol allows multiple dealers to show clients continuously updating rates, in line with market movements, during a client’s request window.
•

List trading. Used by clients with multiple transactions to complete, our list trading protocol is a highly efficient workflow tool. By executing many trades at once, clients can request prices from multiple dealers to extract the best price and complete the hedging of the trades at one time, saving significant manual effort compared to executing on the telephone.

•

Compression.  Clients utilize our interest rate swap compression tool as an efficient means to reduce the number of line items they have outstanding at a clearinghouse by netting offsetting positions in a single transaction. This functionality allows clients to submit up to 250 line items to liquidity providers for simultaneous list pricing, which they can execute, clear and report in one transaction, reducing both their risk and clearing costs. The Tradeweb compression tool is flexible and versatile in design allowing clients to adapt the tool to their workflow and customize for granular swaps.
•

Blast all-to-all. Our Blast all-to-all, or A2A, protocol allows clients to send RFQ trade inquiries to all market participants in a given market and receive responses for executions. Trades are exposed to all liquidity providers simultaneously to broaden their liquidity sources. Blast A2A is currently used by our institutional clients in our global credit marketplaces, including U.S. high grade, U.S. high yield, European credit products and other corporate bonds. The Blast A2A functionality provides alert and inquiry monitors so participants are notified of trading opportunities. Clients can send single or list trade inquiries and can receive responses for full or partial fills. Clients can also leverage our AiEX tool in conjunction with this trading protocol.

•

Click-to-trade. Our click-to-trade, or CTT, protocol enables a liquidity-taking client to view a set of prices in real-time and click on the price and the dealer with whom they wish to execute. This trading protocol is especially popular with clients that are looking to view a range of executable, real-time prices across dealers.

•

Portfolio Trading.  To support rebalancing of passive portfolios and ETFs, our portfolio trading solution allows clients to obtain competitive prices and trade on net present value on a full basket of securities.

•

Session-based.  Sweep, our session-based trading protocol, allows clients to manage inventory and balance sheets by entering orders to be matched against opposite orders at a specified time and price, concentrating market liquidity to a particular point in time. This protocol leverages our broker relationships, technology, and pricing from the overall Tradeweb network to fill the gap between voice brokering and fully electronic order book trading.

•

Central Limit Order Book. Our central limit order book, or CLOB, is a continuous electronic protocol that allows clients to trade on firm bids and offers from other market participants, as well as enter their own resting bids and offers for display to the market participants, typically anonymously.

•

Directed streams. Our directed streams protocol, which is currently used by our wholesale clients in the On-The-Run U.S. treasury marketplace, gives clients an efficient alternative to traditional voice and order book trading. Liquidity-taking and liquidity-providing clients can establish data-driven, customized bilateral trading relationships that deliver real-time price discovery and high quality execution. In this matched principal model, clients can connect to a single platform to transact with multiple pools of directed liquidity.

•

Inventory-based. Our inventory-based protocol allows liquidity-providing clients to submit a range of bids and offers for particular securities that a counterparty can then look to execute on. These prices are not necessarily updated in real-time but provide a good indication of where the counterparty is likely to complete the trade. This protocol is most commonly deployed in less liquid, security-specific marketplaces, such as certain credit and money markets marketplaces.

•

Voice. Voice-brokered products in our wholesale client sector include, among other products, U.S. treasuries, MBS, municipal bonds and repurchase agreements. Our voice brokers provide anonymity and insight for sell side traders and give us valuable high-touch relationships and market understanding and access.

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

•

Trade Processing:  Our trade processing technology allows our clients to increase productivity, reduce risk and improve overall performance. Our post-trade solutions allow clients to allocate their electronic or phone-executed trades electronically, including storing and communicating organizational and sub-account settlement, identity and confirmation preference information for processing trades. Our post-trade solutions also make it easier for clients to communicate trade settlement information to dealers, prime brokers, fund administrators and confirmation vendors. Additionally, clients can send trades to clearinghouses and reporting in real-time through third-party middleware or Tradeweb developed direct links. We work side by side with numerous industry partners to provide direct server-to-server connections. By eliminating manual re-entry of trade and allocation information, our solutions assist clients in reducing failed trades and saving time, effort and money.

•

Post-Trade Data, Analytics and Reporting:  Our comprehensive post-trade services include transaction cost analysis, or TCA, best execution reporting and client performance reports. These powerful tools provide our clients with ways to measure and optimize their trade performance. Our TCA tools monitor the cost effectiveness and quality of execution of trading activities for trades executed on or off Tradeweb. Our post-trade performance reports provide a summary of trading activity including detailed exception reports, price benchmarking and peer group comparisons. In response to MiFID II, we also launched an APA reporting service to allow clients to meet post-trade transparency requirements for off-venue or OTC trading activity. Our APA service provides regulatory pre-trade and post-trade reporting across multiple asset classes, including for products not offered by Tradeweb. The APA service also provides venue reporting for clients for Refinitiv’s FX trading venues and Forte Securities.

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

We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:

•

Other electronic trading platforms:  We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, LSEG (MTS BondsPro), Intercontinental Exchange (“ICE”) (Bondpoint, TMC Bonds, Creditex) and others in the credit and municipal markets; Bloomberg, LSEG (MTS BondVision), Nasdaq (Nasdaq Fixed Income), CME Group (NEX Group), BGC Partners (Fenics) and others in the rates and derivatives markets; and ITG (RFQ-hub) that was acquired by Virtu and Bloomberg in the equities and ETF markets. Additionally, new platform providers have entered the market, such as Trumid, LiquidityEdge, which MarketAxess recently acquired, and Liquidnet.

•

Exchanges:  In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, ICE acquired BondPoint and TMC Bonds, retail-focused platforms, and Interactive Data Corporation (“IDC”), a provider of fixed income data, in an effort to expand its portfolio of fixed income products and services. CME Group and Nasdaq also operate exchanges that compete with us. Exchanges also have data and analytics relationships with several market participants, which increasingly put their offerings in direct competition with Tradeweb.

•

Inter-dealer brokers:  We compete with inter-dealer brokers, particularly in our wholesale markets in products such as MBS, U.S. Treasuries, U.S. repo and products traded on SEFs. Major competitors include TP ICAP, BGC Partners and Tradition. Many of these firms also offer voice, electronic and hybrid trading protocols. As larger, full service inter-dealer brokers have consolidated, numerous boutique firms and alternative electronic start-ups are attempting to capture select markets.

•

Single-bank systems:  Major global and regional investment and commercial banks offer institutional clients electronic trade execution through proprietary trading systems. Many of these banks expend considerable resources on product development, sales and support to promote their single-bank systems.

•

Dealers:  Many of our markets are still traded through traditional voice-based protocols. Institutional investors have historically purchased fixed-income securities, large blocks of equity securities, or ETFs, or entered into OTC derivative transactions, by telephoning sales professionals at dealers. We face competition from trading conducted over the telephone between dealers and their institutional clients.

•

Market data and information vendors:  Market data and information providers, such as Bloomberg, IDC (now part of ICE) and IHS Markit, have a pervasive presence across the financial trading community. Their data and pre-and post-trade analytics compete with offerings we provide to support trading on our marketplaces.

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

The key aspects of our proprietary technology infrastructure include facilitating client-driven innovation, launching new solutions quickly and investing in talent, machine learning and AI capabilities. These aspects of our technology lead to the following:

•

Nimble product development in collaboration with clients: Our approach to product development facilitates continuous releases of important product features. This allows us to be opportunistic in what we decide to release at any point in time and inject newly discovered opportunities into the trade lifecycle. We have designed our platforms to be component-based and modular. New components can be built quickly and have detailed monitoring and command capabilities embedded.

•

Scalable architecture:  Our scalable architecture was designed to address increased trading activities and evolving market structures in a cost efficient manner. Furthermore, the diversity and breadth of our platforms allow us to expand our capabilities across new markets. We use third-party data centers to more flexibly manage our capacity needs and costs, as well as to leverage security, network and service capabilities.

•

Strong disaster recovery and business continuity planning:  We maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have eight datacenters across the United States, the United Kingdom and Japan. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies.

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

•

Ongoing security,  system monitoring and alerting: We prioritize security throughout our platforms, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cyber security program is based on the National Institute of Standards and Technology Cyber Security Framework (the “Framework”). The Framework consists of standards, guidelines and best practices to manage cybersecurity-related risks and promote the protection and resilience of critical infrastructure. Our Global Chief Information Security Officer leads a qualified cyber security team in assessing, managing and reducing the relevant risks to assure critical operations and continuous delivery of service. We constantly monitor connectivity, and our global operations team is alerted if there are any suspect events.

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

ITEM 1A. RISK FACTORS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

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

The Tradeweb Parties and Fidelity moved for summary judgment dismissing IDC’s claims and rejecting its damage theory as speculative and contrary to the evidence, and IDC sought partial summary judgment dismissing several of the Tradeweb Parties’ and Fidelity’s affirmative defenses. The Court held oral argument on those motions, and in September 2019, the Court granted in part and denied in part the motions for summary judgment filed by Tradeweb and its Fidelity co-defendants, dismissing the breach of contract claims against both Tradeweb and Fidelity, but allowing the misrepresentation claims against both sets of defendants to move forward. The Court also rejected IDC’s damages theory on which it relied to support its claims for approximately $80 million in damages for its breach of contract claim. The defendants are still challenging with pre-trial motions whether IDC’s $80 million damage theory is viable with respect to its tort claims, and IDC has in parallel offered an alternative theory quantifying its damages at $4 million to $8 million, which it will pursue if the $80 million theory is disallowed.  The matter is now scheduled for trial in October 2020 with respect to the tort claims that survived. We intend to continue to vigorously defend what we believe to be meritless claims.

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

ITEM 4. MINE SAFETY DISCLOSURES.

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

			Total Number of	Dollar Value of
			Shares	Shares That May
			Purchased as	Yet Be
	Total Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans	the Plans and
Period	Purchased(1)	Paid Per Share	and Programs	Programs
October 1, 2019 - October 31, 2019	27,917	$40.74	—	—
November 1, 2019 - November 30, 2019	17,476	$40.74	—	—
December 1, 2019 - December 31, 2019	—	—	—	—
Total	45,393	$40.74
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

ITEM 6. SELECTED FINANCIAL DATA.

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

	Successor		Successor		Predecessor		Predecessor		Predecessor
	Year Ended		October 1, 2018 to		January 1, 2018 to		Year Ended		Year Ended
	December 31,		December 31,		September 30,		December 31,		December 31,
	2019		2018		2018		2017		2016
Statement of Income Data:	(in thousands, except share and per share amounts)
Revenues
Transaction fees	$423,583		$97,130		$273,751		$267,020		$230,171
Subscription fees (1)	194,366		46,519		143,981		194,534		191,983
Commissions	149,365		32,840		79,830		96,745		91,663
Other	8,252		2,148		8,209		4,669		4,587
Gross revenue	775,566		178,637		505,771		562,968		518,404
Contingent consideration(2)	—		—		(26,830)		(58,520)		(26,224)
Net revenue	775,566		178,637		478,941		504,448		492,180
Expenses
Employee compensation and benefits	329,457		80,436		209,053		248,963		228,584
Depreciation and amortization	139,330		33,020		48,808		68,615		80,859
Technology and communications	39,285		9,907		26,598		30,013		28,239
General and administrative	34,960		11,837		23,056		33,973		27,392
Professional fees	28,029		8,194		20,360		19,351		18,158
Occupancy	14,686		3,308		10,732		14,441		15,817
Total expenses	585,747		146,702		338,607		415,356		399,049
Operating income	189,819		31,935		140,334		89,092		93,131
Tax receivable agreement liability adjustment	33,134		—		—		—		—
Net interest income	2,373		787		1,726		685		(695)
Income before taxes	225,326		32,722		142,060		89,777		92,436
Provision for income taxes	(52,302)		(3,415)		(11,900)		(6,129)		725
Net income	$173,024		$29,307		$130,160		$83,648		$93,161
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	130,672
Less: Net income attributable to non-controlling interests	46,903
Net income attributable to Tradeweb Markets Inc.	$83,769

EPS calculations for pre-IPO and post-IPO periods (3)
Basic	$0.19	(a)
	$0.57	(b)	$0.13	(a)	$0.60	(a)	$0.39	(a)	$0.44	(a)
Diluted	$0.19	(a)
	$0.54	(b)	$0.13	(a)	$0.60	(a)	$0.39	(a)	$0.44	(a)
Weighted average shares outstanding
Basic	222,222,197	(a)
	148,013,274	(b)	222,221,628	(a)	215,365,920	(a)	212,568,635	(a)	210,979,704	(a)
Diluted	223,320,457	(a)
	156,540,246	(b)	222,243,851	(a)	215,365,920	(a)	212,568,635	(a)	210,979,704	(a)

Dividends per share	$0.24		$—		$—		$—		$—

	Successor	Successor	Predecessor	Predecessor
	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016
Statement of Financial Condition Data:	(in thousands)
Cash and cash equivalents	$460,711	$410,104	$352,598	$324,074
Total assets	$5,095,334	$4,997,139	$1,316,887	$1,320,732
Total liabilities	$502,589	$410,626	$317,118	$283,319
Non-controlling interests	$1,214,157	$—	$—	$—
Total equity/members' capital	$4,592,745	$4,572,334	$986,468	$1,024,759

	Successor		Successor	Predecessor	Predecessor	Predecessor
	Year Ended		October 1, 2018 to	January 1, 2018 to	Year Ended	Year Ended
	December 31,		December 31,	September 30,	December 31,	December 31,
	2019		2018	2018	2017	2016
Other Financial Data:	(in thousands, except share and per share amounts)
Cash Flow from Operating Activities	$311,003		$112,556	$164,828	$224,580	$171,845
Free Cash Flow(4)	$266,541		$96,310	$138,978	$183,962	$136,496
Adjusted EBITDA(5)	$353,162		$65,308	$214,091	$215,185	$200,771
Adjusted EBITDA margin(5)	45.5%		36.6%	42.3%	38.2%	38.7%
Adjusted EBIT(5)	$311,397		$54,701	$184,859	$177,806	$161,037
Adjusted EBIT margin(5)	40.2%		30.6%	36.5%	31.6%	31.1%
Adjusted Net Income(5)	$230,935		$40,839	$137,327	$131,369	$118,012
Adjusted Diluted EPS(5)	$0.23 0.77	(a) (b)	$0.18 (a)	$0.64 (a)	$0.62 (a)	$0.56 (a)

	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016
Operating Data:	(in millions)
Average Daily Volumes:
Rates	$489,645	$354,023	$253,432	$219,130
Credit	14,777	12,658	7,554	5,954
Equities	7,795	7,798	4,817	4,523
Money markets	213,209	173,743	132,105	94,324
Total	$725,426	$548,222	$397,908	$323,931

(1)

Subscription fees for the year ended December 31, 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016 include $55.6 million, $13.5 million, $36.9 million, $50.1 million and $50.6 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.

(2)

In 2014, we issued equity to certain of the Bank Stockholders and management as a result of a capital contribution to facilitate our expansion into new credit products. The equity vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the new credit products. Prior to the July 31, 2018 vesting, we recognized contingent consideration as a contra-revenue adjustment, which partially offset gross revenues for the periods presented.

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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the year ended December 31, 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016:

	Successor		Successor		Predecessor		Predecessor		Predecessor
	Year		October 1, 2018		January 1, 2018		Year		Year
	Ended		to		to		Ended		Ended
	December 31,		December 31,		September 30,		December 31,		December 31,
	2019		2018		2018		2017		2016

Earnings per diluted share(1)	$0.19	(a)
	$0.54	(b)	$0.13	(a)	$0.60	(a)	$0.39	(a)	$0.44	(a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	42,352	(a)	29,307	(a)	130,160	(a)	83,648	(a)	93,161	(a)
Add: Net income attributable to Tradeweb Markets Inc. (1)	83,769	(b)	—		—		—		—
Add: Net income attributable to non-controlling interests (1)(2)	46,903	(b)	—		—		—		—
Net income	$173,024	(a)(b)	$29,307	(a)	$130,160	(a)	$83,648	(a)	$93,161	(a)
Provision for income taxes	52,302		3,415		11,900		6,129		(725)
Contingent consideration	—		—		26,830		58,520		26,224
Acquisition and Refinitiv Transaction related D&A	97,565		22,413		19,576		31,236		41,125
Stock-based compensation expense	25,098		—		—		—		—
Unrealized foreign exchange (gains) / losses	(2,310)		263		(960)		(364)		1,872
(Gain) / loss from revaluation of foreign denominated cash	1,225		90		(921)		(678)		(1,315)
Tax receivable agreement liability adjustment	(33,134)		—		—		—		—
Adjusted Net Income before income taxes	313,770		55,488		186,585		178,491		160,342
Adjusted income taxes	(82,835)		(14,649)		(49,258)		(47,122)		(42,330)
Adjusted Net Income	$230,935		$40,839		$137,327		$131,369		$118,012
Adjusted Diluted EPS (1)(3)	0.23	(a)
	$0.77	(b)	$0.18	(a)	$0.64	(a)	$0.62	(a)	$0.56	(a)

(1)	In April 2019, we completed the Reorganization Transactions and the IPO. Therefore, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

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

ITEM 7. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our gross revenue by geography (based on client location) for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor	Combined (1)	Successor	Predecessor	Year Ended December 31, 2019 vs
	Year Ended	Year Ended	October 1, 2018 to	January 1, 2018 to	Combined Year Ended December 31, 2018
	December 31, 2019	December 31, 2018	December 31, 2018	September 30, 2018	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$497,316	$440,211	$115,907	$324,304	$57,105	13.0%
International	278,250	244,197	62,730	181,467	34,053	13.9%
Gross revenue	$775,566	$684,408	$178,637	$505,771	$91,158	13.3%

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

Operating Expenses

Our expenses for the 2018 Successor Period, the 2018 Predecessor Period and the year ended December 31, 2017 were as follows:

	Successor	Predecessor	Predecessor
	October 1, 2018 to	January 1, 2018 to	Year Ended
	December 31, 2018	September 30, 2018	December 31, 2017
	(in thousands)
Employee compensation and benefits(1)	$80,436	$209,053	$248,963
Depreciation and amortization	33,020	48,808	68,615
Technology and communications(1)	9,907	26,598	30,013
General and administrative(1)	11,837	23,056	33,973
Professional fees(1)	8,197	20,360	19,351
Occupancy	3,308	10,732	14,441
Total Expenses	$146,705	$338,607	$415,356

(1)	The change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact these operating expense accounts.

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

	Successor	Successor
	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Cash and cash equivalents	$460,711	$410,104
Restricted cash	1,000	1,200
Receivable from brokers and dealers and clearing organizations	30,641	174,591
Deposits with clearing organizations	9,724	11,427
Accounts receivable	92,814	87,192
Receivable from affiliates	2,525	3,243
Current assets	597,415	687,757
Payable to brokers and dealers and clearing organizations	30,452	171,214
Accrued compensation	119,415	120,158
Deferred revenue	23,990	27,883
Accounts payable, accrued expenses and other liabilities	32,834	42,548
Employee equity compensation payable	1,048	24,187
Lease liability	8,516	—
Payable to affiliates	1,506	5,009
Tax receivable agreement liability	6,949	—
Current liabilities	224,710	390,999
Working capital	$372,705	$296,758

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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the year ended December 31, 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor		Successor		Predecessor		Predecessor
	Year		October 1, 2018		January 1, 2018		Year
	Ended		to		to		Ended
	December 31,		December 31,		September 30,		December 31,
	2019		2018		2018		2017

Earnings per diluted share(1)	0.19	(a)
	$0.54	(b)	$0.13	(a)	$0.60	(a)	$0.39	(a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	42,352	(a)	29,307	(a)	130,160	(a)	83,648	(a)
Add: Net income attributable to Tradeweb Markets Inc. (1)	83,769	(b)	—		—		—
Add: Net income attributable to non-controlling interests (1)(2)	46,903	(b)	—		—		—
Net income	$173,024	(a)(b)	$29,307	(a)	$130,160	(a)	$83,648	(a)
Provision for income taxes	52,302		3,415		11,900		6,129
Contingent consideration	—		—		26,830		58,520
Acquisition and Refinitiv Transaction related D&A(3)	97,565		22,413		19,576		31,236
Stock-based compensation expense(4)	25,098		—		—		—
Unrealized foreign exchange (gains) / losses	(2,310)		263		(960)		(364)
(Gain) / loss from revaluation of foreign denominated cash(5)	1,225		90		(921)		(678)
Tax receivable agreement liability adjustment(6)	(33,134)		—		—		—
Adjusted Net Income before income taxes	313,770		55,488		186,585		178,491
Adjusted income taxes(7)	(82,835)		(14,649)		(49,258)		(47,122)
Adjusted Net Income	$230,935		$40,839		$137,327		$131,369
Adjusted Diluted EPS (1)(8)	$0.23	(a)
	$0.77	(b)	$0.18	(a)	$0.64	(a)	$0.62	(a)

(1)	In April 2019, we completed the Reorganization Transactions and the IPO. Therefore, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
(a)	Presents information for Tradeweb Markets LLC (pre-IPO period).
(b)	Presents information for Tradeweb Markets Inc. (post-IPO period).

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

(7)

Represents corporate income taxes at an assumed effective tax rate of 26.4% for all periods presented applied to Adjusted Net Income before income taxes. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.

(8)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

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

Credit Risk

We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. At December 31, 2019 and 2018, we established an allowance for doubtful accounts of $0.2 million and $1.2 million, respectively, with regard to these receivables.

In the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. If these transactions do not settle because of failure to perform by either counterparty, we may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the instrument is different than the contractual amount. This credit risk exposure can be directly impacted by volatile trading markets, as our clients may be unable to satisfy their contractual obligations during volatile trading markets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tradeweb Markets Inc.

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

Emphasis of a Matter

As discussed in Notes 1 and 3 to the financial statements, on October 1, 2018, a majority interest in King (Cayman) Holdings Ltd., was acquired by BCP York Holdings, a company owned by certain investment funds affiliated with The Blackstone Group Inc. As a result of the application of pushdown accounting, the Company’s financial statements for the Successor Period are not comparable to the Predecessor Periods, which are from January 1, 2018 to September 30, 2018 and for the year ended December 31, 2017.

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

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
Successor		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	$4,573,200	—	—	—	—	—	—	—	—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019 (Pre-IPO Period)	$4,597,857	—	—	—	—	—	—	—	—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Effect of the reorganization transactions	(4,497,857)									4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(18,492)	—	—	—	(18,490)
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations		20,106,850	1	—	—	(1,677,286)	—	(18,429,564)	—			—	—	1
Issuance of common stock from equity incentive plans	—	301,478	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions, IPO and follow-on offering and other LLC Interest ownership changes	—	—	—	—	—	—	—	—	—	(4,382)	—	—	—	(4,382)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	402,424	(197)	—	(402,227)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(38,346)	(38,346)
Dividends ($0.24 per share)	—	—	—	—	—	—	—	—	—	—	—	(35,936)	—	(35,936)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	20,718	—	—	—	20,718
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	24,432	—	—	—	24,432
Payroll taxes paid for stock-based compensation exercises	—									(8,917)	—	—	—	(8,917)
Net income	—	—	—	—	—	—	—	—	—	—	—	83,769	46,903	130,672
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	1,441	—	298	1,739
Balance at December 31, 2019 (Post-IPO Period)	$—	66,408,328	1	96,933,192	1	8,328,983	—	50,853,172	1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745

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

Reorganization Transactions

Prior to the closing of the IPO, a series of reorganization transactions (the “Reorganization Transactions”) was completed among the Corporation, TWM LLC and the owners of TWM LLC prior to the Reorganization Transactions (collectively, the “Original LLC Owners”), including the following parties:

•	certain investment and commercial banks (collectively, the “Bank Stockholders”);

•	members of management;

•

the Refinitiv Direct Owner, (i) prior to June 28, 2019, a direct subsidiary of Refinitiv that owned interests in an entity that held membership interests of TWM LLC prior to the Reorganization Transactions and contributed such entity to the Corporation (the “Refinitiv Contribution”) in exchange for shares of Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”) in connection with the completion of the Reorganization Transactions and (ii) on and after June 28, 2019, an indirect subsidiary of Refinitiv that owns shares of Class B common stock which shares were contributed by the direct subsidiary of Refinitiv referred to in the foregoing clause (i); and

•	an indirect subsidiary (the “Refinitiv LLC Owner” and, together with the Refinitiv Direct Owner, the “Refinitiv Owners”) of Refinitiv.

As used herein, references to “Continuing LLC Owners” refer collectively to (i) those Original LLC Owners, including the Refinitiv LLC Owner, certain Bank Stockholders and members of management, that continued to own LLC Interests (as defined below) after the completion of the IPO and Reorganization Transactions, that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.

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

•	The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 10 – Tax Receivable Agreement.

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

Software Development Costs

The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with ASC 350, Intangibles – Goodwill and Other. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Costs capitalized as part of the pushdown accounting allocation (see Note 3 – Pushdown Accounting) are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.

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

Income Tax

The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including the Corporation. Income taxes also include unincorporated business taxes on income earned or losses incurred for conducting business in certain state and local jurisdictions, income taxes on income earned or losses incurred in foreign jurisdictions on certain operations and federal and state income taxes on income earned or losses incurred, both current and deferred, on subsidiaries that are taxed as corporations for U.S. tax purposes.

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

Deferred Tax Asset Correction

During the fourth quarter of 2019, the Company identified and corrected immaterial errors in the calculation of the deferred tax asset associated with the Reorganization Transactions that reduced additional paid-in-capital by $10.2 million and reduced the deferred tax asset by $10.2 million. This correction relates to immaterial errors associated with inputs (including estimates) used in the calculation of the deferred tax balances related to the Refinitiv Contribution. This correction, if it had been recorded in the interim periods of 2019, would have reduced additional paid-in capital by $10.2 million and reduced the deferred tax asset by $10.2 million at June 30, 2019 and September 30, 2019 and would not have had a material impact on our net assets and would not have had a material impact on our consolidated results of operations or cash flows.

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

The Company earns fees from Refinitiv, formerly TR in the predecessor periods, relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized in the period that the data is provided, generally on a monthly basis, and historical data sets which are recognized when the historical data set is provided to Refinitiv.

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

For periods following the Reorganization Transactions and the IPO, the fair value of new equity instrument grants is determined based on the price of the Class A common stock on the grant date.

Under ASC 718, the grant-date fair value of stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. The grant-date fair value of stock-based awards that require future service, and are graded-vesting awards, are amortized over the relevant service period on a straight-line basis, with each tranche separately measured. The grant-date fair value of stock-based awards that require both future service and the achievement of Company performance-based conditions are amortized over the relevant service period for the performance-based condition. If in a reporting period it is determined that the achievement of a performance target for a performance-based tranche is not probable, then no expense is recognized for that tranche and any expenses already recognized relating to that tranche in prior reporting periods are reversed in the current reporting period.

Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). In accounting for options issued under the Option Plan, or which may be issued under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (the “Omnibus Equity Plan”) in the future, compensation expense is measured and recognized for all awards based on their estimated fair values measured as of the grant date. Costs related to options are recognized as an expense in the consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. In conjunction with the IPO, the non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019 and will continue to be expensed over the following three years.

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

The fair value hierarchy under ASC 820, Fair Value Measurement prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

Recent Accounting Pronouncements – Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. This requires a modified retrospective method of adoption. ASU 2016-13 was adopted on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other. The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  ASU 2017-04 was adopted on January 1, 2020. The adoption of this ASU did not impact the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations and include additional guidance in order to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 was early adopted on January 1, 2020 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. ASU 2016-02 was adopted on January 1, 2019 using the modified retrospective method of adoption. Upon adoption, the Company:

• Recorded right-of-use assets of $31.8 million,
• Recorded a lease liability of $39.6 million,
• Eliminated deferred rent of $4.9 million,
• Eliminated leasehold interests of $2.9 million,
• Elected to take the optional package of practical expedients, which allows for no reassessment of
i.	whether any expired or existing contracts are or contain leases,
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

A fair value of $168.5 million was assigned to software development costs of the Company. The excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company was recorded as goodwill.

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

The estimated annual future amortization for existing intangible assets through December 31, 2024 is as follows (in thousands):

Amount
2020	$99,408
2021	$99,408
2022	$99,408
2023	$99,408
2024	$99,408

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

Rent expense amounted to $2.7 million, $9.0 million and $11.8 million for the 2018 Successor Period, the 2018 Predecessor Period and the year ended December 31, 2017, respectively.

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

7.          Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2018	$27,883
New billings	106,153
Revenue recognized	(110,046)
Deferred revenue balance - December 31, 2019	$23,990

8.          Software Development Costs

The components of Software development costs, net of accumulated amortization are as follows (in thousands):

	Successor	Successor
	December 31,	December 31,
	2019	2018
Software development costs	$204,336	$175,656
Accumulated amortization	(31,250)	(5,074)
Software development costs, net of accumulated amortization	$173,086	$170,582

Capitalized software development costs and amortization expense are as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Year Ended	October 1, 2018	January 1, 2018	Year Ended
	December 31,	to	to	December 31,
	2019	December 31, 2018	September 30, 2018	2017
Software development costs capitalized	$28,681	$7,156	$19,523	$27,157
Amortization expense related to capitalized software development costs	$26,176	$5,074	$19,962	$25,420

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

The provision for income taxes consists of the following (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Year Ended	October 1, 2018 to	January 1, 2018 to	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Current:
Federal	$21,373	$—	$—	$—
State and Local	11,537	1,235	5,739	4,331
Foreign	4,368	1,212	3,559	2,748
Total current tax expense	37,278	2,447	9,298	7,079
Deferred:
Federal	(88)	680	1,085	(433)
State and local	18,194	288	1,517	(517)
Foreign	(3,082)	—	—	—
Total deferred tax expense	15,024	968	2,602	(950)
Total provision for income taxes	$52,302	$3,415	$11,900	$6,129

A reconciliation of the statutory tax rate to the effective rate is as follows:

	Successor	Successor	Predecessor	Predecessor
	Year Ended	October 1, 2018 to	January 1, 2018 to	Year Ended
	December 31,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.9	4.7	5.1	2.8
Foreign tax rate differential	(1.1)	3.7	2.5	3.1
Tax Cuts and Jobs Act provisional tax charge	—	—	—	2.2
LLC flow-through structure	—	(19.0)	(20.2)	(36.3)
Non-controlling interest	(7.2)	—	—	—
Tax Receivable Agreement adjustment	(3.1)	—	—	—
Rate change	10.2	—	—	—
Other	(0.5)	—	—	—
Effective income tax rate	23.2%	10.4%	8.4%	6.8%

The Company’s consolidated effective tax rate for the year ended December 31, 2019 was 23.2% as compared to 10.4% in the 2018 Successor Period and 8.4% in the 2018 Predecessor Period. The effective tax rate increased from prior periods due to the Reorganization Transactions. Prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes. As a result of the Reorganization Transactions, the Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which is expected to continue to increase over time as Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from Continuing LLC Owners. In addition to the Reorganization Transactions, the tax impact of state apportionment rate changes on total tax expense as a result of the reduction of the Company’s net deferred asset was 10.2% in 2019 due to the reduction of the Company’s net deferred tax asset.

The Company's consolidated effective tax rate will vary from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions.

The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Successor	Successor
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Deferred tax assets:
Investment in partnership	$226,241	$—
Net operating losses	1,753	6,810
Tax Receivable Agreement - Interest	10,395	—
Employee compensation	9,888	—
Tax credits	8,342	—
Other	4,088	2,362
Deferred tax assets, gross	260,707	9,172
Valuation Allowance	—	—
Total deferred tax assets, net	260,707	9,172

Deferred tax liabilities
Goodwill and Intangibles	(25,829)	(28,799)
Total deferred tax liabilities	(25,829)	(28,799)

Total net deferred tax asset (liability)	$234,878	$(19,627)

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement. As a result of the Reorganization Transactions, the IPO, the October 2019 follow-on offering and LLC Interest ownership changes during the year ended December 31, 2019, the Company assumed a deferred tax benefit of $269.6 million, primarily due to an increase in amortizable tax basis that will be amortized primarily over 15 years pursuant to Section 197 of the Internal Revenue Code of 1986, as amended, offset by other factors. The tax benefit has been recognized in deferred tax asset on the December 31, 2019 consolidated statement of financial condition.

As of December 31, 2019, the Company had New York State and New York City net operating loss carryforwards for income tax purposes of $15.7 million and $13.9 million, respectively. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035.

The components of the Company’s uncertain tax positions are as follows (in thousands):

Successor
December 31,
2019
Gross unrecognized tax benefits as of January 1	$3,348
Increase in current year tax positions	2,162
Increase in prior year tax positions	—
Acquired tax positions	1,789
Settlements	(787)
Gross unrecognized tax benefits as of December 31	$6,512

The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties accrued as of December 31, 2019 are $2.3 million and $0.5 million, respectively.

In 2019, TWM LLC settled its audits with the City of New York related to New York City Unincorporated Business Tax for years 2009 – 2011. Through the settlement, the Company reduced its uncertain tax positions by $0.8 million. TWM LLC is still under audit by the City of New York for the tax years 2012 – 2014.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 - 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 - 2011. At December 31, 2019, the tax liability, interest and penalties related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.  The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. An indemnification asset has been recorded for this item. See Note 14 – Related Party Transactions.

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

Holders of Class B common stock may from time to time exchange all or a portion of their shares of Class B common stock for newly issued shares of Class A common stock on a one-for-one basis (in which case their shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance). Continuing LLC Owners that hold shares of Class D common stock may from time to time exchange all or a portion of their shares of Class D common stock for newly issued shares of Class C common stock on a one-for-one basis (in which case their shares of Class D common stock will be cancelled on a one-for-one basis upon such issuance). In addition, with respect to each Bank Stockholder that holds shares of Class D common stock, immediately prior to the occurrence of any event that would cause the combined voting power held by such Bank Stockholder to exceed 4.9%, the minimum number of shares of Class D common stock of such Bank Stockholder that would need to convert into shares of Class C common stock such that the combined voting power held by such Bank Stockholder would not exceed 4.9% will automatically convert into shares of Class C common stock.

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

•

The public investors collectively owned 66,408,328 shares of our Class A common stock, representing 4.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 29.8% of the economic interest in TWM LLC;

•

Refinitiv collectively owned 96,933,192 shares of our Class B common stock and 22,988,329 shares of our Class D common stock, representing 77.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 53.9% of the economic interest in TWM LLC; and

•

The Bank Stockholders that continue to own LLC Interests collectively owned 8,328,983 shares of our Class C common stock and 27,662,354 shares of our Class D common stock, representing 18.4% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 16.2% of the economic interest in TWM LLC.

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

13.          Stock-Based Compensation Plans

Under the Omnibus Equity Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including performance-based restricted share units (“PRSUs”), stock options, restricted stock units (“RSUs”) and dividend equivalent rights. The awards may have performance-based and time-based vesting conditions. Stock options have a maximum contractual term of 10 years.

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

On December 31, 2018, certain PRSUs, which were previously cash-settled, were converted to equity-settled PRSUs.  No equity-settled PRSUs were granted by the Company prior to December 31, 2018. The conversion was at fair value, using a unit price consistent with the share price of the Company, and as a result of the impact of the performance modifier on PRSUs value, 1,033.2 cash-settled PRSUs were converted into the equivalent value of 2,000,384 equity-settled PRSUs, adjusted retroactively for the recapitalization of TWM LLC described in Note 11 – Stockholders’ Equity, having vesting terms similar to the cash-settled PRSUs. As a result of the modification, which impacted 54 employees, the Company reclassified $19.1 million from employee equity compensation payable to members’ capital in the December 31, 2018 statement of financial condition.

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

In accounting for options issued under the Option Plan, or which may be issued under the Omnibus Equity Plan in the future, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. Options issued under the Option Plan are exercisable following the closing of an initial public offering or during a 15‑day period following a change in control of the Company (and certain other sales of equity by the Company’s shareholders). Costs related to options are recognized as an expense in the consolidated statements of income over the requisite service period, when exercisability is considered probable, with an offsetting increase to additional paid-in capital. As a result, expense recognition commenced upon the completion of the IPO, with $18.9 million recognized as compensation expense related to options issued under the Option Plan immediately upon the completion of the IPO.

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

The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO and the October 2019 follow-on offering for a fee of $1.0 million and $0.5 million, respectively, which fee, with respect to the October 2019 follow-on offering, was reimbursed by the underwriters. $1.5 million is included in additional paid-in capital on the December 31, 2019 consolidated statement of financial condition related to these offering costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a‑15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 9B. OTHER INFORMATION.

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

*Filed herewith.

**Furnished herewith.

†Indicates a management contract or compensatory plan or arrangement.

+Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEWEB MARKETS INC.

March 4, 2020	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer