Form 10-Q
period 2020-03-31
Tradeweb Markets Inc.
filed 2020-05-12
CIK 1758730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of May 1, 2020
Class A Common Stock, par value $0.00001 per share	83,945,458
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	8,079,983
Class D Common Stock, par value $0.00001 per share	36,931,823

TRADEWEB MARKETS INC.

INTRODUCTORY NOTE

The financial statements and other disclosures contained in this report include those of Tradeweb Markets Inc., which is the registrant, and those of its consolidating subsidiaries, including Tradeweb Markets LLC, which became the principal operating subsidiary of Tradeweb Markets Inc. on April 4, 2019 in a series of reorganization transactions (the “Reorganization Transactions”) that were completed in connection with Tradeweb Markets Inc.’s initial public offering (the “IPO”), which closed on April 8, 2019. For more information regarding the transactions described above, see Note 1 – Organization to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods beginning on April 1, 2019, and through and including March 31, 2020, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, including the pending LSEG Transaction, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, statements contained in this Quarterly Report on Form 10-Q relating to the COVID-19 pandemic, the potential impacts of which are inherently uncertain, are forward-looking statements.

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

•                    Refinitiv’s control of us and our status as a controlled company; and

•

other risks and uncertainties, including those listed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Financial Condition

(in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$424,357	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	95,908	30,641
Deposits with clearing organizations	11,307	9,724
Accounts receivable, net of allowance for credit losses of $150 and $195 at March 31, 2020 and December 31, 2019, respectively	133,468	92,814
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	37,061	40,405
Right-of-use assets	27,281	24,504
Software development costs, net of accumulated amortization	172,100	173,086
Goodwill	2,694,797	2,694,797
Intangible assets, net of accumulated amortization	1,256,589	1,281,441
Receivable from affiliates	1,506	2,525
Deferred tax asset	291,920	256,450
Other assets	37,422	27,236
Total assets	$5,184,716	$5,095,334

Liabilities and Stockholders' Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$55,157	$30,452
Accrued compensation	58,016	119,415
Deferred revenue	26,269	23,990
Accounts payable, accrued expenses and other liabilities	46,134	32,834
Employee equity compensation payable	1,037	1,048
Lease liability	33,366	30,955
Payable to affiliates	2,288	1,506
Deferred tax liability	21,572	21,572
Tax receivable agreement liability	252,029	240,817
Total liabilities	495,868	502,589

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 70,670,440 shares issued and outstanding as of March 31, 2020	1	1
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 shares issued and outstanding as of March 31, 2020	1	1
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 7,389,983 shares issued and outstanding as of March 31, 2020	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 49,871,231 shares issued and outstanding as of March 31, 2020	—	1
Additional paid-in capital	3,426,625	3,329,386
Accumulated other comprehensive income (loss)	(2,179)	1,366
Retained earnings	78,361	47,833
Total stockholders' equity attributable to Tradeweb Markets Inc.	3,502,809	3,378,588
Non-controlling interests	1,186,039	1,214,157
Total equity	4,688,848	4,592,745
Total liabilities and stockholders' equity	$5,184,716	$5,095,334

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Income

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues
Transaction fees	$140,824	$102,640
Subscription fees	34,483	34,445
Commissions	42,493	34,197
Refinitiv market data fees	14,628	13,616
Other	2,178	1,894
Gross revenue	234,606	186,792

Expenses
Employee compensation and benefits	90,520	77,273
Depreciation and amortization	37,176	33,503
Technology and communications	10,318	10,040
General and administrative	8,340	9,089
Professional fees	6,911	6,971
Occupancy	3,726	3,639
Total expenses	156,991	140,515
Operating income	77,615	46,277
Net interest income	699	858
Income before taxes	78,314	47,135
Provision for income taxes	(15,829)	(4,783)
Net income	62,485	$42,352
Less: Net income attributable to non-controlling interests	18,557
Net income attributable to Tradeweb Markets Inc.	$43,928

EPS calculations for post-IPO and pre-IPO periods (1)
Earnings per share
Basic	$0.26 (a)	$0.19 (b)
Diluted	$0.25 (a)	$0.19 (b)
Weighted average shares outstanding
Basic	166,234,749 (a)	222,222,197 (b)
Diluted	174,517,244 (a)	223,320,457 (b)

(1)

In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See Note 15 – Earnings Per Share for additional information.

a)	Presents information for Tradeweb Markets Inc. (post-IPO period).
b)	Presents information for Tradeweb Markets LLC (pre-IPO period).

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC	$—	$42,352
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC	—	988
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC	$—	$43,340

Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$43,928
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(3,552)
Comprehensive income attributable to Tradeweb Markets Inc.	$40,376

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$18,557
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	(1,232)
Comprehensive income attributable to non-controlling interests	$17,325

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to exchanges of LLC Interests, net of offering costs and cancellations	1,920,941	—	—	—	(939,000)	—	(981,941)	(1)	(335)	—	—	—	(336)
Issuance of common stock from equity incentive plans	2,341,171	—	—	—	—	—	—	—	35,422	—	—	—	35,422
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	32,736	—	—	—	32,736
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	45,436	7	—	(45,443)	—
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(13,400)	—	(13,400)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,407	—	—	—	5,407
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	315	—	—	—	315
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,249	—	—	—	2,249
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(23,991)	—	—	—	(23,991)
Net income	—	—	—	—	—	—		—	—	—	43,928	18,557	62,485
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,552)	—	(1,232)	(4,784)
Balance at March 31, 2020	70,670,440	$1	96,933,192	$1	7,389,983	$—	49,871,231	$—	$3,426,625	$(2,179)	$78,361	$1,186,039	$4,688,848

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Changes in Equity – (Continued)

(in thousands)

(Unaudited)

		Accumulated
		Other	Total
	Members'	Comprehensive	Members'
	Capital	Income (Loss)	Capital
Members' capital at December 31, 2018	$4,573,200	$(866)	$4,572,334
Comprehensive income:
Net income	42,352	—	42,352
Foreign currency translation adjustments	—	988	988
Adjustment to Class C Shares and Class P(C) Shares in mezzanine capital	(2,369)	—	(2,369)
Stock-based compensation	4,674	—	4,674
Capital distributions	(20,000)	—	(20,000)
Members' capital at March 31, 2019	$4,597,857	$122	$4,597,979

The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities
Net income	$62,485	$42,352
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,176	33,503
Stock-based compensation expense	7,971	4,674
Deferred taxes	7,227	(39)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(40,563)	(3,831)
Deposits with clearing organizations	(1,668)	2,570
Accounts receivable	(43,453)	(6,406)
Receivable from/payable to affiliates, net	2,452	1,167
Other assets	(9,837)	(7,152)
Increase (decrease) in operating liabilities:
Accrued compensation	(59,910)	(66,447)
Deferred revenue	2,306	602
Accounts payable, accrued expenses and other liabilities	14,067	(4,911)
Employee equity compensation payable	(11)	(17,161)
Net cash used in operating activities	(21,758)	(21,079)
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(1,298)	(1,516)
Capitalized software development costs	(7,063)	(6,767)
Net cash used in investing activities	(8,361)	(8,283)
Cash flows from financing activities
Proceeds from stock-based compensation exercises	35,422	—
Offering costs from follow-on offering	(308)	—
Dividends	(13,400)	—
Capital distributions to non-controlling interests	—	(20,000)
Payroll taxes paid for stock-based compensation exercises	(23,991)	—
Net cash used in financing activities	(2,277)	(20,000)
Effect of exchange rate changes on cash and cash equivalents	(3,958)	866
Net decrease in cash and cash equivalents	(36,354)	(48,496)
Cash and cash equivalents and restricted cash
Beginning of period	461,711	411,304
End of period	$425,357	$362,808

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income taxes paid	$2,867	$7,301

Non-cash financing activities
Items arising from LLC Interest ownership changes
Establishment of liabilities under tax receivable agreement	$11,212	$—
Deferred tax asset	$43,948	$—

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	424,357	460,711
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$425,357	$461,711

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

The Corporation is a consolidating subsidiary of BCP York Holdings, (“BCP”) a company owned by certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”), through BCP’s majority ownership interest in Refinitiv Holdings Limited (the “Parent” and, unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”). As of March 31, 2020, Refinitiv owns a majority ownership interest in the Company (as defined below).

The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of March 31, 2020, Tradeweb Markets Inc. owns 74.5% of TWM LLC and the Continuing LLC Owners (defined below) own the remaining 25.5% of TWM LLC.

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

•

Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.), a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA. DW is also registered as an introducing broker with the CFTC and NFA.

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

Initial Public Offering

On April 8, 2019, the Corporation completed its IPO of 46,000,000 shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) at a public offering price of $27.00, which included 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1.2 billion in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain existing equity holders of TWM LLC (and the corresponding shares of common stock were cancelled as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon. See Note 8 – Stockholders’ Equity.

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

The following Reorganization Transactions occurred:

•TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (“LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. See Note 8 – Stockholders’ Equity.

•The Corporation’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. See Note 8 – Stockholders’ Equity.

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

•

As a result of the Refinitiv Contribution (described above), the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. See Note 8 – Stockholders’ Equity.

•The Corporation’s board of directors adopted a new omnibus equity incentive plan, (the “Omnibus Equity Plan”), under which equity awards may be made in respect of shares of the Corporation’s Class A common stock. It also assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. See Note 10 – Stock-Based Compensation Plans.

•The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 7 – Tax Receivable Agreement.

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

Pushdown Accounting

A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from Thomson Reuters Corporation (“TR”). The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company is recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. The adjusted valuations primarily affected the values of our long-lived and indefinite-lived intangible assets, including software development costs.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and highly liquid investments (such as short-term money market instruments) with original maturities of less than three months.

Allowance for Credit Losses

The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. Account balances aged greater than 360 days are reserved to the allowance for credit losses. Once determined uncollectable, aged balances are written off as credit loss expense, which is included in general and administrative expenses on the consolidated statements of income. See Note 13 – Credit Risk for additional information.

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

Furniture, Equipment, Purchased Software and Leasehold Improvements

Furniture, equipment, purchased software and leasehold improvements are carried at cost less accumulated depreciation. Depreciation for furniture, equipment and purchased software is computed on a straight-line basis over the estimated useful lives of the related assets, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the leasehold improvements or the remaining term of the lease for office space.

Furniture, equipment, purchased software and leasehold improvements are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable in accordance with ASC 360, Property, Plant and Equipment.

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

Deferred IPO and Follow-On Offering Costs

The Company began incurring costs in connection with the filing of a Registration Statement on Form S-1 for an IPO in 2018 and Registration Statements on Form S-1 for follow-on offerings in 2019 and the first quarter of 2020. IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. At March 31, 2020, $15.9 million of deferred costs related to the IPO and $3.0 million of deferred costs related to the follow-on offerings were recognized within additional paid-in capital on the consolidated statements of financial condition.  See Note 8 – Stockholders’ Equity and Note 18 – Subsequent Events.

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

The fair value hierarchy under ASC 820, Fair Value Measurement, prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Basis of Fair Value Measurement

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
•	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Recent Accounting Pronouncements – Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. ASU 2016-13 was adopted on January 1, 2020 using the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See to Note 13 – Credit Risk for additional information.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations and include additional guidance in order to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 was early adopted on January 1, 2020. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

•	Recorded right-of-use assets of $31.8 million,
•	Recorded a lease liability of $39.6 million,
•	Eliminated deferred rent of $4.9 million,
•	Eliminated leasehold interests of $2.9 million, and
•	Elected to take the optional package of practical expedients, which allows for no reassessment of
i.	whether any expired or existing contracts are or contain leases,
ii.	the lease classification for any expired or existing leases, and
iii.	initial direct costs for any existing leases.

3.          Restricted Cash

Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of March 31, 2020 and December 31, 2019, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.

4.          Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill at March 31, 2020 and December 31, 2019 was $2.7 billion.

Intangible Assets

Intangible assets with an indefinite useful life consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

Amount
Licenses	$168,800
Tradename	154,300
Total	$323,100

Intangible assets that are subject to amortization consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

		March 31, 2020			December 31, 2019
	Amortization		Accumulated	Net Carrying		Accumulated	Net Carrying
	Period	Cost	Amortization	Amount	Cost	Amortization	Amount
Customer relationships	12 Years	$928,200	$(116,025)	$812,175	$928,200	$(96,687)	$831,513
Content and data	7 Years	154,400	(33,086)	121,314	154,400	(27,572)	126,828
		$1,082,600	$(149,111)	$933,489	$1,082,600	$(124,259)	$958,341

Amortization expense for definite-lived intangible assets was $24.9 million for each of the three months ended March 31, 2020 and 2019.

5.          Revenue

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

The Company earns fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized in the period that the data is provided, generally on a monthly basis, and historical data sets which are recognized when the historical data set is provided to Refinitiv. Significant judgements used in accounting for this contract include:

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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$115,337	$25,487	$78,915	$23,725
Subscription Fees including Refinitiv market data fees	465	48,646	455	47,606
Commissions	32,441	10,052	24,310	9,887
Other	110	2,068	303	1,591
Gross revenue	$148,353	$86,253	$103,983	$82,809

Deferred Revenue

The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2019	$23,990
New billings	29,273
Revenue recognized	(26,994)
Deferred revenue balance - March 31, 2020	$26,269

6.          Income Taxes

The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 20.2% and 10.1%, respectively.

The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests partially offset by state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the fact that, prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes.

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

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax asset on the March 31, 2020 consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. At March 31, 2020, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.  The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. See Note 11 – Related Party Transactions.

7.          Tax Receivable Agreement

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

As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the IPO and October 2019 follow-on offering as well as additional exchanges of LLC Interests by Continuing LLC Owners. During the first quarter of 2020, the liability increased to $252.0 million, primarily due to additional exchanges of LLC Interests by Continuing LLC Owners. Substantially all payments due under the tax receivable agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.

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

8.          Stockholders’ Equity

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

In addition, the Corporation’s board of directors adopted the Omnibus Equity Plan, under which equity awards may be made in respect of shares of Class A common stock. It also assumed sponsorship of the Option Plan and a PRSU plan formerly sponsored by TWM LLC. See Note 10 – Stock-Based Compensation Plans.

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

All of the shares of TWM LLC outstanding prior to the Reorganization Transactions were exchanged for 222,222,197 LLC Interests. TWM LLC’s outstanding shares prior to the Reorganization Transactions consisted of the following classes of shares:

Shares
Class A	146,333
Class C	447
Class P (A)	6,887
Class P (C)	2
Class P-1 (A)	6,094
Class P-1 (C)	232

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

Following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom as described above, (i) the investors in the IPO collectively owned 46,000,000 shares of Class A common stock, representing 2.7% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 20.7% of the economic interest in TWM LLC; (ii) the Refinitiv Direct Owner owned 96,933,192 shares of Class B common stock, representing 56.4% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 43.6% of the economic interest in TWM LLC; (iii) the Refinitiv LLC Owner owned 22,988,329 shares of Class D common stock, representing 13.4% of the combined voting power of all of the Corporation’s common stock, and 22,988,329 LLC Interests, representing 10.3% of the economic interest in TWM LLC, (iv) the Continuing LLC Owners (other than the Refinitiv LLC Owner) collectively owned 10,006,269 shares of Class C common stock and 46,294,407 shares of Class D common stock, representing 27.5% of the combined voting power of all of the Corporation’s common stock, and 56,300,676 LLC Interests, representing 25.3% of the economic interest in TWM LLC; and (v) the Corporation owned 142,933,192 LLC Interests, representing 64.3% of the economic interest in TWM LLC.

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

Redemptions and Exchanges of LLC Interests

In addition to the IPO and the October 2019 follow-on offering transactions described above, during the three months ended March 31, 2020, certain Continuing LLC Owners exercised their redemption rights under the TWM LLC Agreement, pursuant to which 1,920,941 LLC Interests were exchanged for 1,920,941 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 939,000 shares of Class C common stock and 981,941 shares of Class D common stock were surrendered by these Continuing LLC Owners and cancelled. Additionally, in connection with these exchanges, Tradeweb Markets Inc. received 1,920,941 LLC Interests, increasing its total ownership interest in TWM LLC.

As a result of the Reorganization Transactions, the IPO, the October 2019 follow-on offering and other exchanges and equity activity, as of March 31, 2020:

•

The public investors collectively owned 70,670,440 shares of our Class A common stock, representing 4.6% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 31.4% of the economic interest in TWM LLC;

•

Refinitiv collectively owned 96,933,192 shares of our Class B common stock and 22,988,329 shares of our Class D common stock, representing 77.6% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 53.3% of the economic interest in TWM LLC; and

•

The Bank Stockholders that continue to own LLC Interests collectively owned 7,389,983 shares of our Class C common stock and 26,730,623 shares of our Class D common stock, representing 17.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 15.2% of the economic interest in TWM LLC.

9.          Non-Controlling Interests

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

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2020
	LLC	Ownership
	Interests	%
Number of LLC Interests held by Tradeweb Markets Inc.	167,603,632	74.5%
Number of LLC Interests held by non-controlling interests	57,261,214	25.5%
Total LLC Interests outstanding	224,864,846	100.0%

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 8 – Stockholders’ Equity.

The following table summarizes the impact on equity due to changes in the Corporation’s ownership interest in Tradeweb Markets LLC (in thousands):

Three Months Ended
Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	March 31, 2020
Net income attributable to Tradeweb Markets Inc.	$43,928
Transfers (to) from non-controlling interests:
Change in non-controlling interests as a result of ownership changes	45,443
Net transfers (to) from non-controlling interests	45,443
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$89,371

10.          Stock-Based Compensation Plans

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

PRSUs (Equity-Settled)

Equity-settled PRSUs are promises to issue shares of Class A common stock at the end of a three-year cliff vesting period. The fair value of the equity-settled PRSUs is calculated on the grant date using the stock price of the Class A common stock. The number of shares a participant will receive upon vesting is determined in part based on a performance modifier, which is adjusted in accordance with the financial performance of the Company in the grant year. The performance modifier may vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.

The following table summarizes information for equity-settled PRSUs of the Company:

	Three Months Ended	Three Months Ended
PRSUs (Equity-Settled)	March 31, 2020	March 31, 2019
PRSUs (equity-settled) granted	360,609	554
Weighted-average grant-date fair value	$38.87	$31,563
PRSUs (equity-settled) compensation expense (in thousands)	$5,407	$4,674
Income tax expense (benefit) (in thousands)	$(5,492)	$(276)
Unrecognized compensation expense (in thousands)	$53,508	$ N/A
Weighted-average recognition period for unrecognized compensation expense	2.14 years	N/A

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

The following table summarizes information for cash-settled PRSUs:

	Three Months Ended	Three Months Ended
PRSUs (Cash-Settled)	March 31, 2020	March 31, 2019
PRSUs (cash-settled) granted	—	—
Weighted-average grant-date fair value	$—	$—
PRSUs (cash-settled) compensation expense (in thousands)	$10	$100
Income tax expense (benefit) (in thousands)	$3	$(14)
Unrecognized compensation expense (in thousands)	$228	$ N/A
Weighted-average recognition period for unrecognized compensation expense	0.75 years	N/A

Options

Prior to the IPO, the Company awarded options to management and other employees under the Option Plan. Each option award vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The time vesting portion of the options has a four-year graded vesting schedule, with accelerated vesting for time-based options granted prior to the IPO with vesting dates of January 1, 2021 and 2022 upon the completion of the IPO.  In the post-IPO period, the Company awarded options under the Option Plan with a four year-graded vesting schedule.  One half of these awards vest solely based on the passage of time, without accelerated vesting, and one half vest only if the Company achieves certain performance targets. The Company may elect to net-settle exercised options by reducing the shares of Class A common stock to be issued upon such exercise by the number of shares of Class A common stock having a fair market value on the date of exercise equal to the aggregate option price. The Company can also elect, upon exercise, to reduce the shares to be issued by the number of shares having a fair market value on the date of exercise equal to employee payroll taxes. The Company may then pay these employee payroll taxes from the Company’s cash.

In accounting for the options issued under the Option Plan, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. These options are exercisable only any time following the closing of an initial public offering or during a 15‑day period following a change in control of the Company (and certain other sales of equity by the Company’s shareholders). As a result, expense recognition commenced upon the completion of the IPO in April 2019.

The following table summarizes information for options:

	Three Months Ended	Three Months Ended
Options	March 31, 2020	March 31, 2019
Options granted	—	130
Weighted-average grant-date fair value	$—	$4,132
Option compensation expense (in thousands)	$2,249	$—
Income tax expense (benefit) (in thousands)	$(10,515)	$—
Unrecognized compensation expense (in thousands)	$7,021	$ N/A
Weighted-average recognition period for unrecognized compensation expense	1.97 years	N/A

RSUs

In 2020, the Company expanded its restricted stock unit (“RSU”) grants under the Omnibus Equity Plan to employees. Previously, RSU grants were limited to non-employee directors. RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSUs granted to employees vest one-third each year over a three-year period. RSUs granted to non-employee directors vest after one year. The fair value of the RSUs is calculated on the grant date using the stock price of the Class A common stock.

The following table summarizes information for RSUs:

	Three Months Ended	Three Months Ended
RSUs	March 31, 2020	March 31, 2019
RSUs granted	465,222	—
Weighted-average grant-date fair value	$38.87	$—
RSUs compensation expense (in thousands)	$315	$—
Income tax expense (benefit) (in thousands)	$(71)	$—
Unrecognized compensation expense (in thousands)	$17,836	$ N/A
Weighted-average recognition period for unrecognized compensation expense	2.96 years	N/A

11.          Related Party Transactions

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

At March 31, 2020 and December 31, 2019, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable	$2,293	$—
Receivable from affiliates	1,506	2,525
Other assets	552	—
Deferred revenue	4,459	4,733
Payable to affiliates	2,288	1,506

The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue:
Transaction fees (1)	$—	$59,643
Subscription fees (1)	—	5,670
Commissions (1)	—	16,186
Refinitiv market data fees (2)	14,628	13,616
Operating Income:(3)
Interest income	—	208

Shared Services Fees (4) :
Technology and communications	740	740
General and administrative	24	180
Occupancy	46	155

(1)	For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)

The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.

(3)	For pre-IPO periods, represents interest income from money market funds invested with and savings accounts deposited with affiliates of the Bank Stockholders.
(4)

The Company maintains a shared services agreement with Refinitiv. Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.

The Company reimburses affiliates of Refinitiv for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three months ended March 31, 2020 and 2019, the Company reimbursed such affiliates approximately $0.3 million and $1.0 million, respectively, for these expenses.

The Company is indemnified by Refinitiv for any tax liabilities that existed in the entity contributed by Refinitiv as a result of the Refinitiv Contribution.  At March 31, 2020, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.

The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO and the October 2019 follow-on offering for a fee of $1.0 million and $0.5 million, respectively, which fee, with respect to the October 2019 follow-on offering, was reimbursed by the underwriters. $1.5 million is included in additional paid-in capital on the March 31, 2020 consolidated statement of financial condition related to these offering costs.

12.          Fair Value of Financial Instruments

Certain financial instruments that are carried on the consolidated statements of financial condition are carried at amounts that approximate fair value. These instruments include receivables from/payables to brokers and dealers and clearing organizations, deposits with clearing organizations and accounts receivable.

The Company's money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.

The fair value measurements are as follows (in thousands):

	Quoted Prices in
	active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Successor	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2020
Assets
Money market funds	$255,265	$—	$—	$255,265
	$255,265	$—	$—	$255,265
As of December 31, 2019
Assets
Money market funds	$219,158	$—	$—	$219,158
	$219,158	$—	$—	$219,158

13.          Credit Risk

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

Allowance for Credit Losses

The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. At March 31, 2020, the Company maintained an allowance for credit losses of $0.2 million with regard to these receivables. At December 31, 2019, the allowance for doubtful accounts was $0.2 million.

The Company maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. The Company has evaluated its loss assumptions as a result of the COVID-19 pandemic and determined the current estimate of expected credit losses remains reasonable due to continued strong collections and no deterioration in our accounts receivable aging.

Account balances are pooled based on the following risk characteristics:

1.	Geographic location
2.	Transaction fee type (billing type)
3.	Legal entity

Write-Offs

Account balances aged greater than 360 days are reserved to the allowance for credit losses. Once determined uncollectable, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable hits 360 days past due.

The following table presents the activity in the allowance for credit losses for accounts receivable for the period ended March 31, 2020 (in thousands):

Amount
Beginning balance, prior to adoption of ASC 326 - December 31, 2019	$195
Current-period provision for expected credit losses	62
Write-offs charged against the allowance	(33)
Recoveries collected	(74)
Ending balance - March 31, 2020	$150

14.          Commitments and Contingencies

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

The Company records its best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. Based on its experience, the Company believes that the amount of damages claimed in a legal proceeding is not a meaningful indicator of the potential liability. At this time, the Company cannot reasonably predict the timing or outcomes of, or estimate the amount of loss, or range of loss, if any, related to its pending legal proceedings, including the matter described above, and therefore does not have any contingency reserves established for any of these matters.

In 2015, IDC Financial Publishing, Inc. (“IDC”) filed a lawsuit in the United States District Court for the Eastern District of Wisconsin captioned IDC Financial Publishing Inc. v. BondDesk Group LLC, et al. Claims were asserted against the Company and against Fidelity Global Brokerage Group, Inc., Fidelity Brokerage Services, LLC, and National Financial Services, LLC (collectively, “Fidelity”) relating to the distribution of IDC’s financial strength ratings over the Company’s trading platform to Fidelity, its registered investment advisors and Fidelity’s correspondent banks. Following extensive pre-trial proceedings that resulted in certain of IDC’s claims being dismissed by the court in 2019, the parties entered into a settlement agreement in early 2020 in which all remaining claims and counterclaims in the lawsuit were settled without any material impact to the Company’s financial condition or results of operations, and the matter has been dismissed with prejudice.

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

As of March 31, 2020, there were no amounts outstanding under the Credit Facility.

15.          Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets Inc. (post-IPO period):

Three Months Ended
EPS: Net income attributable to Tradeweb Markets Inc.	March 31, 2020
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$43,928

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	166,234,749
Dilutive effect of equity-settled PRSUs	2,038,422
Dilutive effect of options	6,221,549
Dilutive effect of RSUs	22,524
Weighted average shares of Class A and Class B common stock outstanding - Diluted	174,517,244

Earnings per share - Basic	$0.26
Earnings per share - Diluted	$0.25

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

Three Months Ended
EPS: Net income attributable to Tradeweb Markets LLC(1)	March 31, 2019
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets LLC	$42,352

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197
Dilutive effect of equity-settled PRSUs	1,098,260
Weighted average LLC Interests outstanding - Diluted	223,320,457

Earnings per share - Basic	$0.19
Earnings per share - Diluted	$0.19

(1)

Earnings per share and weighted average shares outstanding for the pre-IPO period has been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC interests.

For the three months ended March 31, 2020, there were approximately 378,124 weighted-average shares underlying options that were anti-dilutive. As a result, these shares, which are still outstanding, were excluded from the computation of diluted earnings per share.

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 57,644,547 weighted-average LLC Interests for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the post-IPO periods.

Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not participating securities for purposes of the computation of earnings per share.

16.          Regulatory Capital Requirements

TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3‑1 under the Securities Exchange Act of 1934. TEL is subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At March 31, 2020 and December 31, 2019, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU are as follows (in thousands):

As of March 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$40,228	$55,785	$23,297	$65,029	$12,292	$6,279
Regulatory Capital Requirement	1,549	1,319	428	20,448	8,087	1,675
Excess Regulatory Capital	$38,679	$54,466	$22,869	$44,581	$4,205	$4,604

As of December 31, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$42,317	$52,016	$33,807	$49,611	$11,851	$6,217
Regulatory Capital Requirement	2,396	2,026	664	21,856	8,565	1,701
Excess Regulatory Capital	$39,921	$49,990	$33,143	$27,755	$3,286	$4,516

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	As of March 31, 2020		As of December 31, 2019
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$30,300	$13,313	$21,303	$13,707
Required Financial Resources	10,500	5,807	10,500	5,505
Excess Financial Resources	$19,800	$7,506	$10,803	$8,202

Liquid Financial Assets	$13,399	$7,339	$18,168	$7,583
Required Liquid Financial Assets	5,250	2,904	5,250	2,753
Excess Liquid Financial Assets	$8,149	$4,435	$12,918	$4,830

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

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Gross revenue:
Institutional	$145,612	$109,252
Wholesale	48,756	39,431
Retail	21,676	21,206
Market Data	18,562	16,903
Total revenue	234,606	186,792
Operating expenses	156,991	140,515
Operating income	$77,615	$46,277

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

The following table provides a breakdown of revenue by geographic area for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
U.S.	$145,256	$119,397
International	89,350	67,395
Total Gross Revenue	$234,606	$186,792

The following table provides information on the attribution of long-lived assets by geographic area as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Long-lived assets
U.S.	$4,174,357	$4,200,133
International	13,471	14,100
Total	$4,187,828	$4,214,233

18.          Subsequent Events

On May 6, 2020, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2020. This dividend will be payable on June 15, 2020 to stockholders of record as of June 1, 2020.

On May 5, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $18.1 million payable on June 11, 2020.

April 2020 Follow-On Offering

On April 27, 2020, Tradeweb Markets Inc. completed its follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders (and the corresponding shares of common stock held by such holders were cancelled) and (ii) 596,418  issued and outstanding shares of Class A common stock from certain of our executive officers (and such shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $50.25, less the underwriting discounts and commissions payable thereon. As of May 1, 2020, Tradeweb Markets Inc. owns 80.0% of TWM LLC and the Continuing LLC Owners own the remaining 20.0% of TWM LLC.

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

Trends and Other Factors Impacting Our Performance

COVID-19

Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees, and by mid-March 2020, nearly all of our employees around the world were working remotely.

In light of the unprecedented market volatility and significant economic disruption that has arisen in the wake of the pandemic, we have worked closely with our clients to provide flexible and secure access to our platforms, and to ensure that we would be a stable and resilient partner across multiple asset classes - so they can reliably manage their core cash and derivatives needs in the diverse markets we serve, even as their own businesses may face disruptions. Our employees and clients together have adapted to working remotely and we have helped our clients navigate the market volatility through multi-asset class and multi-protocol electronic offerings. We believe the strong volumes we experienced on our platforms in March 2020 are reflective of these factors.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders and business limitations and shutdowns. While our expectation is to return to our offices when it is safe to do so, we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary. In addition, we believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by COVID-19.

We currently expect any future disruptive impact of COVID-19 on our business to be temporary and are determined to continue to minimize such impact. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic is developing, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the coronavirus’ global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.

April 2020 Follow-On Offering

On April 27, 2020, Tradeweb Markets Inc. completed its follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders (and the corresponding shares of common stock held by such holders were cancelled) and (ii) 596,418 issued and outstanding shares of Class A common stock from certain of our executive officers (and such shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $50.25, less the underwriting discounts and commissions payable thereon. As of May 1, 2020, Tradeweb Markets Inc. owns 80.0% of TWM LLC and the Continuing LLC Owners own the remaining 20.0% of TWM LLC.

Economic Environment

Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance. Factors that may impact market activity in 2020 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes and health concerns associated with the COVID-19 pandemic. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.

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

Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the current administration and could be further impacted by the results of the upcoming U.S. 2020 elections cycle. The impact of any reform efforts on us and our operations remains uncertain. In addition, as a result of the referendum in favor of the United Kingdom’s withdrawal from the European Union (“Brexit”) in June 2016, which withdrawal occurred on January 31, 2020, we have incurred additional costs to address the potential effects of Brexit, including costs associated with establishing a new regulated subsidiary in the Netherlands. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. For example, our 2018 revenue increased due in part to higher trading volumes as a result of, and the introduction of our new Approved Publication Arrangement (“APA”) service in connection with, the implementation of Markets in Financial Instruments Directive II (“MiFID II”) in January 2018.

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

Depreciation and Amortization

Depreciation and amortization expense consists of costs relating to the depreciation and amortization of intangible assets, acquired and internally developed software, leasehold improvements, furniture and equipment.

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

Income Taxes

Beginning with the second quarter of 2019, we became subject to U.S. federal, state and local income taxes with respect to our taxable income, including our allocable share of any taxable income of TWM LLC, and are taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including us. Income taxes also include unincorporated business taxes on income earned or losses incurred for conducting business in certain state and local jurisdictions, income taxes on income earned or losses incurred in foreign jurisdictions on certain operations and federal and state income taxes on income earned or losses incurred, both current and deferred, on subsidiaries that are taxed as corporations for U.S. tax purposes.

Net Income Attributable to Non-Controlling Interests

We are the sole manager of TWM LLC. As a result of this control, and because we have a substantial financial interest in TWM LLC, we began consolidating the financial results of TWM LLC and reporting a non-controlling interest on our consolidated financial statements, representing the economic interests in TWM LLC held by the Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by us and the Continuing LLC Owners.

In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of March 31, 2020, we owned 74.5% of TWM LLC and the Continuing LLC Owners owned the remaining 25.5% of TWM LLC.

The result of the foregoing is that, during the second quarter of 2019, we began reporting net income attributable to non-controlling interests. For the three months ended March 31, 2020, net income attributable to non-controlling interests totaled approximately $18.6 million, which represents the Continuing LLC Owners’ pro rata share of the net income of TWM LLC. For the three months ended March 31, 2019 (pre-IPO period), there were no non-controlling interests.

Results of Operations

For the Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019

The following table sets forth a summary of our statements of income for the three months ended March 31, 2020 and 2019:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Gross revenue	$234,606	$186,792	$47,814	25.6%
Total expenses	156,991	140,515	16,476	11.7%
Operating income	77,615	46,277	31,338	67.7%
Net interest income	699	858	(159)	(18.5)%
Income before taxes	78,314	47,135	31,179	66.1%
Provision for income taxes	(15,829)	(4,783)	(11,046)	230.9%
Net income	62,485	$42,352	$20,133	47.5%
Less: Net income attributable to non-controlling interests	18,557
Net income attributable to Tradeweb Markets Inc.	$43,928

Overview

During the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, our results benefited from higher client trading activity, which drove revenue increases in our rates, credit, equities and money markets asset classes and increased license fees in our market data business.  Our expenses increased primarily due to higher employee compensation and benefits expense, including non-cash stock-based compensation expense related to options and payroll taxes associated with the exercise of stock options.

Gross revenue increased by $47.8 million or 25.6% to $234.6 million for the three months ended March 31, 2020 from $186.8 million for the three months ended March 31, 2019. The increase in gross revenue was mainly due to higher trading volumes resulting in a $38.2 million increase in transaction fees and an $8.3 million increase in commissions.

Total expenses increased by $16.5 million or 11.7% to $157.0 million for the three months ended March 31, 2020 from $140.5 million for the three months ended March 31, 2019. Total expenses for the three months ended March 31, 2020 increased primarily due to higher employee compensation and benefits expense, specifically annual incentive compensation expenses tied to operating performance, non-cash stock-based compensation expense related to options and payroll taxes associated with the exercise of stock options.

Income before taxes increased $31.2 million or 66.1% to $78.3 million for the three months ended March 31, 2020 from $47.1 million for the three months ended March 31, 2019. Net income increased $20.1 million or 47.5% to $62.5 million for the three months ended March 31, 2020 from $42.4 million for the three months ended March 31, 2019. Net income attributable to Tradeweb Markets Inc. for the three months ended March 31, 2020 was $18.6 million. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the three months ended March 31, 2020 benefited from higher gross revenue of $47.8 million, partially offset by higher employee compensation and benefits expense of $13.2 million, including a $3.7 million increase in annual incentive compensation expenses tied to operating performance, and an increase of $3.5 million in non-cash stock-based compensation expense related to the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.

Revenues

Our revenues for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
		% of Gross		% of Gross
	$	Revenue	$	Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$140,824	60.0%	$102,640	54.9%	$38,184	37.2%
Subscription fees(1)	49,111	20.9%	48,061	25.7%	1,050	2.2%
Commissions	42,493	18.1%	34,197	18.3%	8,296	24.3%
Other	2,178	1.0%	1,894	1.1%	284	15.0%
Gross revenue	$234,606	100.0%	$186,792	100.0%	$47,814	25.6%
Components of gross revenue growth:
Constant currency growth(2)						26.3%
Foreign currency impact						(0.7)%
Total gross revenue growth						25.6%

(1)	Subscription fees for the three months ended March 31, 2020 and 2019 include $14.6 million and $13.6 million, respectively, of Refinitiv market data fees.
(2)

Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2019. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.

Transaction fees. Transaction fees increased by $38.2 million or 37.2% to $140.8 million for the three months ended March 31, 2020 from $102.6 million for the three months ended March 31, 2019 primarily due to increased trading volumes for U.S and European rates derivatives products, mortgages, credit derivatives, U.S. corporate bonds, and ETFs.

Subscription fees. Subscription fees increased by $1.1 million or 2.2% to $49.1 million for the three months ended March 31, 2020 from $48.1 million for the three months ended March 31, 2019 primarily due to higher market data fees.

Commissions.  Commissions increased by $8.3 million or 24.3% to $42.5 million for the three months ended March 31, 2020 from $34.2 million for the three months ended March 31, 2019 primarily due to higher trading volumes for corporate bonds, equity derivatives and U.S. government bonds.

Other. Other revenue increased by $0.3 million or 15.0% to $2.2 million for the three months ended March 31, 2020 from $1.9 million for the three months ended March 31, 2019 primarily as a result of revenue from our APA reporting service.

Our gross revenue by client sector for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$145,612	$109,252	$36,360	33.3%
Wholesale	48,756	39,431	9,325	23.6%
Retail	21,676	21,206	470	2.2%
Market Data	18,562	16,903	1,659	9.8%
Total gross revenue	$234,606	$186,792	$47,814	25.6%

Institutional. Revenues from our Institutional client sector increased by $36.4 million or 33.3% to $145.6 million for the three months ended March 31, 2020 from $109.3 million for the three months ended March 31, 2019. The increase was derived primarily from increased volumes for U.S. & European rates derivatives products, mortgages, credit derivatives, ETFs, and U.S. corporates.

Wholesale. Revenues from our Wholesale client sector increased by $9.3 million or 23.6% to $48.8 million for the three months ended March 31, 2020 from $39.4 million for the three months ended March 31, 2019. The increase was derived primarily from higher trading activity for U.S. and European corporate bonds, equity derivatives and U.S. government bonds.

Retail. Revenues from our Retail client sector increased by $0.5 million or 2.2% to $21.7 million for the three months ended March 31, 2020 from $21.2 million for the three months ended March 31, 2019. The increase was derived primarily from higher trading volumes for certificates of deposit.

Market Data. Revenues from our Market Data client sector increased by $1.7 million or 9.8% to $18.6 million for the three months ended March 31, 2020 from $16.9 million for the three months ended March 31, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$126,039	$104,090	$21,949	21.1%
Credit	53,978	39,435	14,543	36.9%
Equities	19,434	11,798	7,636	64.7%
Money Markets	11,208	9,562	1,646	17.2%
Market Data	18,562	16,903	1,659	9.8%
Other Fees	5,385	5,004	381	7.6%
Total gross revenue	$234,606	$186,792	$47,814	25.6%

Our variable and fixed revenues by asset class for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$75,541	$50,498	$53,650	$50,440	$21,891	$58	40.8%	0.1%
Credit	48,575	5,403	34,358	5,077	14,217	326	41.4%	6.4%
Equities	17,100	2,334	10,152	1,646	6,948	688	68.4%	41.8%
Money Markets	7,137	4,071	5,823	3,739	1,314	332	22.6%	8.9%
Market Data	—	18,562	—	16,903	—	1,659	—	9.8%
Other	—	5,385	—	5,004	—	381	—	7.6%
Gross revenue	$148,353	$86,253	$103,983	$82,809	$44,370	$3,444	42.7%	4.2%

Rates. Revenues from our Rates asset class increased by $21.9 million or 21.1% to $126.0 million for the three months ended March 31, 2020 from $104.1 million for the three months ended March 31, 2019 primarily due to higher trading volumes for derivatives products, mortgages, and U.S. government bonds.

Credit. Revenues from our Credit asset class increased by $14.5 million or 36.9% to $54.0 million for the three months ended March 31, 2020 from $39.4 million for the three months ended March 31, 2019 primarily due to higher trading volumes for U.S. and European corporate bonds and credit derivatives products.

Equities. Revenues from our Equities asset class increased by $7.6 million or 64.7% to $19.4 million for the three months ended March 31, 2020 from $11.8 million for the three months ended March 31, 2019 primarily due to higher trading volumes for U.S. & European ETFs and equity derivatives products.

Money Markets. Revenues from our Money Markets asset class increased by $1.6 million or 17.2% to $11.2 million for the three months ended March 31, 2020 from $9.6 million for the three months ended March 31, 2019 primarily due to increased volumes for repurchase agreements and certificates of deposit.

Market Data. Revenues from Market Data increased by $1.7 million or 9.8% to $18.6 million for the three months ended March 31, 2020 from $16.9 million for the three months ended March 31, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.

Other Fees. Revenues from Other Fees increased by $0.4 million or 7.6% to $5.4 million for the three months ended March 31, 2020 from $5.0 million for the three months ended March 31, 2019 primarily due to higher retail fees.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019		ADV
	ADV	Volume	ADV	Volume	% Change
	(dollars in millions)
Rates	$590,773	$36,867,838	$429,226	$26,357,344	37.6%
Credit	32,997	2,070,811	16,386	1,010,037	101.4%
Equities	17,793	1,111,272	7,771	479,937	129.0%
Money Markets	256,193	15,948,560	192,264	11,771,636	33.3%
Total	$897,756	$55,998,481	$645,647	$39,618,954	39.0%

We believe the increases in average daily volumes for our rates, credit, equities and money markets asset classes in the three months ended March 31, 2020 can be attributed to various factors, including further electronification of trading activities across our asset classes, increase in market share, new products, new clients and increased volatility. Rates ADV increased mainly due to higher trading activity in long and short-tenor interest rate swaps and swaptions, mortgages and U.S. treasuries. Credit ADV increased mainly due to higher trading activity in credit derivatives, U.S. high-grade and high-yield credit and European Credit. Equities ADV increased mainly due to higher trading volumes in U.S. and European ETFs and derivatives. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth. For example, average variable fees per million dollars of volume for our Credit asset class decreased 31.0% for the three months ended March 31, 2020 while gross revenue for our Credit asset class increased 36.9% over the same period.

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Rates	$2.05	$2.04	$0.01	0.5%
Rates - excluding short-tenor swaps (less than 1 year)	$2.39	$2.09	$0.30	14.4%
Credit	$23.46	$34.02	$(10.56)	(31.0)%
Equities	$15.39	$21.15	$(5.76)	(27.2)%
Money Markets	$0.45	$0.49	$(0.04)	(8.2)%
Total Fees per Million	$2.65	$2.62	$0.03	1.1%
Total Fees per Million - excluding short-tenor swaps (less than 1 year)	$2.93	$2.67	$0.26	9.7%

Rates average variable fees per million increased due to growth of higher fee long-tenor swaps volumes, despite being partially offset by growth in lower fee per million short-tenor swaps volumes. Credit average variable fees per million decreased due to higher growth in credit derivatives volumes, products which have a lower variable fee capture as compared to cash credit products. Equities average variable fees per million decreased due to the growth of U.S. Equity Options, a product which has a lower variable fee capture as compared to other equity products. Money Markets average variable fees per million decreased due to a mix shift within repurchase agreements volumes from Wholesale to Institutional.

Our gross revenue by geography (based on client location) for the three months ended March 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$145,256	$119,397	$25,859	21.7%
International	89,350	67,395	21,955	32.6%
Total gross revenue	$234,606	$186,792	$47,814	25.6%

U.S. Revenues from U.S. clients increased by $25.9 million or 21.7% to $145.3 million for the three months ended March 31, 2020 from $119.4 million for the three months ended March 31, 2019 primarily due to higher trading volumes for mortgages, U.S. corporate bonds, credit derivatives products, rates derivatives products, U.S. Government bonds, and ETFs.

International. Revenues from International clients increased by $22.0 million or 32.6% to $89.4 million for the three months ended March 31, 2020 from $67.4 million for the three months ended March 31, 2019 primarily due to increased trading volumes for rates derivatives and European ETFs. Compared to 2019 average rates, fluctuations in foreign currency rates for the three months ended March 31, 2020 decreased our International gross revenue by $0.7 million.

Operating Expenses

Our expenses for the three months ended March 31, 2020 and 2019 were as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$90,520	$77,273	$13,247	17.1%
Depreciation and amortization	37,176	33,503	3,673	11.0%
Technology and communications	10,318	10,040	278	2.8%
General and administrative	8,340	9,089	(749)	(8.2)%
Professional fees	6,911	6,971	(60)	(0.9)%
Occupancy	3,726	3,639	87	2.4%
Total Expenses	$156,991	$140,515	$16,476	11.7%

Employee Compensation and Benefits. Employee compensation and benefits expense increased by $13.2 million or 17.1% to $90.5 million for the three months ended March 31, 2020 from $77.3 million for the three months ended March 31, 2019. The increase was primarily due to a $3.7 million increase in annual incentive compensation expenses tied to operating performance, a $3.5 million increase in non-cash stock-based compensation expense related to options and payroll taxes associated with the exercise of stock options, a $3.1 million increase in salaries and benefits, and an increase in commissions of $2.4 million due to higher revenues from our Wholesale client sector.

Depreciation and Amortization. Depreciation and amortization expense increased by $3.7 million or 11.0% to $37.2 million for the three months ended March 31, 2020 from $33.5 million for the three months ended March 31, 2020. The increase was the result of additions to internally capitalized software and computer hardware.

Technology and Communications. Technology and communications expense increased by $0.3 million or 2.8% to $10.3 million for the three months ended March 31, 2020 from $10.0 million for the three months ended March 31, 2019. The increase was primarily due to increased clearance and data fees as a result of higher trading volumes, partially offset by lower maintenance and repairs expenses.

General and Administrative. General and administrative expense decreased by $0.7 million or (8.2)% to $8.3 million for the three months ended March 31, 2020 from $9.1 million for the three months ended March 31, 2019. The decrease was primarily a result of higher foreign exchange gains, partially offset by higher insurance and administrative expenses.

Professional Fees. Professional fees decreased by $0.1 million or (0.9)% to $6.9 million for the three months ended March 31, 2020 from $7.0 million for the three months ended March 31, 2019. The decrease was primarily due to lower audit & tax advisory fees.

Occupancy. Occupancy expense increased by $0.1 million or 2.4% to $3.7 million for the three months ended March 31, 2020 from $3.6 million for the three months ended March 31. The increase was primarily a result of new office locations in Asia.

Net Interest Income (Expense)

Net interest income (expense) decreased by $0.2 million to net interest income of $0.7 million for the three months ended March 31, 2020 from net interest income of $0.9 million for the three months ended March 31, 2019 due to commitment fees related to the Revolving Credit Facility in the three months ended March 31, 2020. This increase was partially offset by higher interest income as a result of increased cash balances throughout the period.

Income Taxes

The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2020 was approximately 20.2%, compared with 10.1% for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests partially offset by state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the fact that prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes.

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

Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, and our expected dividend payments. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of March 31, 2020 under the Tax Receivable Agreement were $252.0 million.

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

As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $424.4 million and $460.7 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available in money market funds or in fixed term deposits with a maximum maturity of three months.

Factors Influencing Our Liquidity and Capital Resources

Dividend Policy

Subject to legally available funds, we intend to continue to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.08 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC. Dividends declared and paid to Class A and B common stockholders during the three months ended March 31, 2020 amounted to $13.4 million.

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

Cash Dividends

On May 6, 2020, the board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2020. This dividend will be payable on June 15, 2020 to stockholders of record as of June 1, 2020.

In March 2020, Tradeweb Markets Inc. paid quarterly cash dividends to the holders of Class A common stock and Class B common stock in an aggregate amount of $13.4 million.

Cash Distributions

On May 5, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $18.1 million payable on June 11, 2020.

Indebtedness

As of March 31, 2020 and December 31, 2019, we had no outstanding indebtedness.

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

As of March 31, 2020, there were no amounts outstanding under the Revolving Credit Facility and we had availability of $500.0 million.

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

The credit agreement that governs the Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. See Item 5, “Other Information” elsewhere in this Quarterly Report on Form 10-Q. If an event of default occurs, the lenders under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Revolving Credit Facility and all actions permitted to be taken by secured creditors under applicable law. As of March 31, 2020, we were in compliance with all the covenants set forth in the Revolving Credit Facility.

Capital Requirements

Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2020 and December 31, 2019, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $49.8 million and $53.2 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.

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

Working Capital

Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of securities sold under agreements to repurchase, payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, accounts payable, accrued expenses and other liabilities, employee equity compensation payable, lease liability, payable to affiliates and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions. Our working capital as of March 31, 2020 and December 31, 2019 was as follows:

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Cash and cash equivalents	$424,357	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	95,908	30,641
Deposits with clearing organizations	11,307	9,724
Accounts receivable	133,468	92,814
Receivable from affiliates	1,506	2,525
Current assets	667,546	597,415
Payable to brokers and dealers and clearing organizations	55,157	30,452
Accrued compensation	58,016	119,415
Deferred revenue	26,269	23,990
Accounts payable, accrued expenses and other liabilities	45,551	32,834
Employee equity compensation payable	1,037	1,048
Lease liability	10,663	8,516
Payable to affiliates	2,288	1,506
Tax receivable agreement liability	24,122	6,949
Current liabilities	223,103	224,710
Working capital	$444,443	$372,705

Current assets

Current assets increased to $667.5 million as of March 31, 2020 from $597.4 million as of December 31, 2019 due to an increase in receivable from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions and an increase in accounts receivables due to increased revenues.  These increases were partially offset by a decrease in cash and cash equivalents as a result of annual compensation payments.

Current liabilities

Current liabilities decreased to $223.1 million as of March 31, 2020 from $224.7 million as of December 31, 2019 due to a decrease in accrued compensation as a result of annual payments, offset by an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions and an increase in the current portion of the tax receivable agreement liability.

See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”

Cash Flows

Our cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Net cash flows used in operating activities	$(21,758)	$(21,079)
Net cash flows used in investing activities	(8,361)	(8,283)
Net cash flows used in financing activities	(2,277)	(20,000)
Effect of exchange rate changes on cash and cash equivalents	(3,958)	866
Net decrease in cash and cash equivalents	$(36,354)	$(48,496)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization and stock-based compensation expense. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.

Net cash used in operating activities for the three months ended March 31, 2020 was $21.8 million, an increase of 3.2% over 2019, and primarily driven by increased accounts receivable and increased receivable from/payable to brokers and dealers and clearing organizations, net.

Investing Activities

Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.

Net cash used in investing activities was $8.4 million for the three months ended March 31, 2020, which consisted of $7.1 million of capitalized software development costs and $1.3 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $8.3 million for the three months ended March 31, 2019, which consisted of $6.8 million of capitalized software development costs and $1.5 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $2.3 million, which consisted of proceeds from stock-based compensation exercises, offset by payroll taxes paid for stock-based compensation exercises and dividends paid. Net cash used in financing activities for the three months ended March 31, 2019 was $20.0 million, which consisted of capital distributions to the Original LLC Owners.

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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2020 and 2019:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Cash flow from operating activities	$(21,758)	$(21,079)
Less: Capitalization of software development costs	(7,063)	(6,767)
Less: Purchases of furniture, equipment and leasehold improvements	(1,298)	(1,516)
Free Cash Flow	$(30,119)	$(29,362)

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

Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin

Adjusted EBITDA is defined as net income, net interest income, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBIT is defined as net income, net interest income and provision for income taxes, adjusted for the impact of certain other items, including certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments, acquisition and Refinitiv Transaction-related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by gross revenue for the applicable period. We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation,” as well as non-cash stock-based compensation expense associated with options awarded to management and other employees following the IPO during 2019 as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2020. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of acquisition related tangible and intangible assets resulting from certain acquisitions, the Refinitiv Transaction and the application of pushdown accounting in order to facilitate a period-over-period comparison of our financial performance.

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

Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc. (for post-IPO periods) and net income (for pre-IPO periods), each adjusted for certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable liability adjustments, acquisition and Refinitiv Transaction related depreciation and amortization and gains and losses from outstanding foreign exchange forward contracts and the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period, assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period, for pre-IPO periods. The diluted weighted average number of shares outstanding for the pre-IPO periods and post-IPO periods give effect to potentially dilutive securities using the treasury stock method.

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, tax receivable liability adjustments and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.

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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Net income	$62,485	$42,352
Net interest income	(699)	(858)
Depreciation and amortization	37,176	33,503
Stock-based compensation expense(1)	3,497	—
Provision for income taxes	15,829	4,783
Unrealized foreign exchange (gains) / losses	1,164	(293)
Loss from revaluation of foreign denominated cash(2)	198	860
Adjusted EBITDA	$119,650	$80,347
Less: Depreciation and amortization	(37,176)	(33,503)
Add: Acquisition and Refinitiv Transaction related D&A(3)	26,273	23,209
Adjusted EBIT	$108,747	$70,053
Adjusted EBITDA margin(4)	51.0%	43.0%
Adjusted EBIT margin(4)	46.4%	37.5%

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

(4)

For the three months ended March 31, 2020 and 2019, Adjusted EBITDA margin increased compared to the prior year period by 799 basis points, or 678 basis points on a constant currency basis. For the three months ended March 31, 2020 and 2019, Adjusted EBIT margin increased compared to the prior year period by 885 basis points, or 767 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table below provides a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	(in thousands except per share amounts)
Earnings per diluted share(1)	$0.25	(a)	$0.19	(b)
Net income attributable to Tradeweb Markets LLC (1)	$—		$42,352	(b)
Net income attributable to Tradeweb Markets Inc.(1)	43,928	(a)	—
Net income attributable to non-controlling interests (1)(2)	18,557	(a)	—
Net income	62,485	(a)	42,352	(b)
Provision for income taxes	15,829		4,783
Acquisition and Refinitiv Transaction related D&A(3)	26,273		23,209
Stock-based compensation expense(4)	3,497		—
Unrealized foreign exchange (gains) / losses	1,164		(293)
Loss from revaluation of foreign denominated cash(5)	198		860
Adjusted Net Income before income taxes	109,446		70,911
Adjusted income taxes(6)	(24,078)		(18,721)
Adjusted Net Income	$85,368		$52,190
Adjusted Diluted EPS (1)(7)	$0.37	(a)	$0.23	(b)
(1)	As a result of the Reorganization Transactions and the IPO completed in April 2019, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.

(a) Presents information for Tradeweb Markets Inc. (post-IPO period).

(b) Presents information for Tradeweb Markets LLC (pre-IPO period).

See Note 15 — Earnings Per Share to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2)

For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.

(3)

Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

(4)

Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.

(5)	Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)

Represents corporate income taxes at an assumed effective tax rate of 22.0% and 26.4% applied to Adjusted Net Income before income taxes for the three months ended March 31, 2020 and March 31, 2019, respectively.

(7)

Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the three months ended March 31, 2019 represent shares of TWM LLC (pre-IPO period) and shares outstanding during the three months ended March 31, 2020 represent shares of Class A and Class B common stock of Tradeweb Markets, Inc. (post-IPO period). For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2020 and 2019:

Reconciliation of Diluted Weighted Average Shares Outstanding to	Three Months Ended	Three Months Ended
Adjusted Diluted Weighted Average Shares Outstanding	March 31, 2020	March 31, 2019
Diluted weighted average TWM LLC shares outstanding	—	223,320,457
Diluted weighted average shares of Class A and Class B common stock outstanding	174,517,244	—
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	57,644,547	—
Adjusted diluted weighted average shares outstanding	232,161,791	223,320,457
Adjusted Net Income (in thousands)	$85,368	$52,190
Adjusted Diluted EPS	$0.37	$0.23
(1)

Assumes the exchange of all outstanding LLC Interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include pushdown accounting, intangible assets, goodwill, software development costs, stock based compensation, and current and deferred income taxes.

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

Intangible Assets

We amortize our intangible assets over the estimated useful lives and test for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. We test our intangible assets with an indefinite useful life for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value. Intangible assets are amortized over their estimated useful lives of seven to twelve years.

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

Prior to and following the IPO, we awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan. In accounting for the options issued under this plan, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. We started to expense the non-cash stock-based compensation related to the Special Option Award beginning in the second quarter of 2019, with a charge of $20.4 million ($18.9 million of which was charged immediately upon the completion of the IPO), and will continue to expense over the following three years. For more information, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan” in the October Prospectus.

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

We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by us using the net proceeds from the IPO. As of December 31, 2019, the liability was $240.8 million primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the October 2019 follow-on offering as well as additional exchanges of LLC Interests by Continuing LLC Owners. During the first quarter of 2020, the liability increased to $252.0 million primarily due to additional exchanges of LLC Interests by Continuing LLC Owners.

The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of the our earnings, changes in tax legislation and tax rates or other factors that may impact our tax savings will be reflected in income before taxes in the period in which the change occurs.

Recent Accounting Pronouncements – Recently Adopted

See Note 2 – Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements (adopted and not yet adopted).

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

The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2020 and 2019:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
% of revenue denominated in foreign currencies (1)	31%	30%
% of operating expenses denominated in foreign currencies (2)	15%	15%
(1)	Gross revenue in foreign currencies is primarily denominated in Euros.
(2)	Operating expenses in foreign currencies are primarily denominated in British pounds.

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

The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the three months ended March 31, 2020 and 2019:

	Three	Three
	Months	Months
	Ended	Ended
Impact of Foreign Currency Rate Fluctuations	March 31,	March 31,
(amounts in thousands)	2020	2019
Increase (decrease) in gross revenue	$(700)	$(2,300)
Increase (decrease) in operating income	$100	$(3,100)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the three months ended March 31, 2020 and 2019:

	Three		Three
	Months		Months
	Ended		Ended
Hypothetical 10% Change in Value of U.S. Dollar	March 31,		March 31,
(amounts in thousands)	2020		2019
Effect of 10% change on gross revenue	+/-	$ 8,100	+/-	$ 5,700
Effect of 10% change on operating income	+/-	$ 5,500	+/-	$ 3,600

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2020 and December 31, 2019, the notional amount of our foreign currency forward contracts was $105.0 million and $83.9 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in our 2019 Form 10-K. The legal proceeding described below has been disclosed previously in the 2019 Form 10-K. The matter is described in this Quarterly Report on Form 10-Q to include certain developments in the case since we filed the 2019 Form 10-K.

As disclosed most recently in our 2019 Form 10-K, in 2015, IDC Financial Publishing, Inc. (“IDC”) filed a lawsuit in the United States District Court for the Eastern District of Wisconsin captioned IDC Financial Publishing Inc. v. BondDesk Group LLC, et al. Claims were asserted against Tradeweb and against Fidelity Global Brokerage Group, Inc., Fidelity Brokerage Services, LLC, and National Financial Services, LLC (collectively, “Fidelity”) relating to the distribution of IDC’s financial strength ratings over Tradeweb’s trading platform to Fidelity, its registered investment advisors and Fidelity’s correspondent banks. Following extensive pre-trial proceedings that resulted in certain of IDC’s claims being dismissed by the court in 2019, the parties entered into a settlement agreement in early 2020 in which all remaining claims and counterclaims in the lawsuit were settled without any material impact to our financial condition or results of operations, and the matter has been dismissed with prejudice.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2019 Form 10-K and the information set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Trends and Other Factors Affecting Our Performance—COVID-19” of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement (Form of RSU Agreement for Messrs. Olesky and Hult)

10.2	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement (Form of RSU Agreement for other Executive Officers)

10.3	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan PRSU Award Agreement (Form of PRSU Agreement for Messrs. Olesky and Hult)

10.4	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers)

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

TRADEWEB MARKETS INC.

May 12, 2020	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

May 12, 2020	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)