Form 10-Q
period 2020-06-30
Tradeweb Markets Inc.
filed 2020-07-31
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38860
Tradeweb Markets Inc.
(Exact name of registrant as specified in its charter)
________________________________________

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 24, 2020
Class A Common Stock, par value $0.00001 per share	90,762,277
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	5,109,991
Class D Common Stock, par value $0.00001 per share	34,403,255

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
The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods beginning on April 1, 2019, and through and including June 30, 2020, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“We,” “us,” “our,” the “Company,” “Tradeweb” and similar references refer: (i) on or prior to the completion of the Reorganization Transactions to Tradeweb Markets LLC, which we refer to as “TWM LLC,” and, unless otherwise stated or the context otherwise requires, all of its subsidiaries and any predecessor entities, and (ii) following the completion of the Reorganization Transactions to Tradeweb Markets Inc., and, unless otherwise stated or the context otherwise requires, TWM LLC and all of its subsidiaries and any predecessor entities.
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC. Following the IPO and the application of the net proceeds therefrom, entities affiliated with BofA Securities, Inc., RBS Securities Inc. and UBS Securities LLC no longer hold LLC Interests and, except as otherwise indicated, are not considered Bank Stockholders for post-IPO periods.
•“Continuing LLC Owners” refer collectively to (i) those Original LLC Owners, including an indirect subsidiary of Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continue to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of our Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.

•“Investor Group” refer to certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.), an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which collectively hold indirectly a 55% ownership interest in Refinitiv (as defined below).
•“LLC Interests” refer to the single class of common membership interests of TWM LLC issued in connection with the Reorganization Transactions.
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc in an all share transaction for a total enterprise value of approximately $27 billion.
•“Original LLC Owners” refer to the owners of TWM LLC prior to the Reorganization Transactions.
•“Refinitiv” refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries, which owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and is controlled by the Investor Group.
•“Refinitiv Transaction” refer to the transaction pursuant to which Refinitiv indirectly acquired on October 1, 2018 substantially all of the financial and risk business of Thomson Reuters and Thomson Reuters indirectly acquired a 45% ownership interest in Refinitiv.
•“Thomson Reuters” refer to Thomson Reuters Corporation, which indirectly holds a 45% ownership interest in Refinitiv.
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
Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•changes in economic, political, social and market conditions and the impact of these changes on trading volumes;
•our failure to compete successfully;
•our failure to adapt our business effectively to keep pace with industry changes;
•consolidation and concentration in the financial services industry;
•our dependence on dealer clients that are also stockholders;
•our inability to maintain and grow the capacity of our trading platforms, systems and infrastructure;

•design defects, errors, failures or delays with our platforms or solutions;
•systems failures, interruptions, delays in services, cybersecurity incidents, catastrophic events and any resulting interruptions;
•our dependence on third parties for certain market data and certain key functions;
•our ability to implement our business strategies profitably;
•our ability to successfully integrate any acquisition or to realize benefits from any strategic alliances, partnerships or joint ventures;
•our ability to retain the services of certain members of our management;
•inadequate protection of our intellectual property;
•extensive regulation of our industry;
•limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under our $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto, and certain Refinitiv indebtedness;
•our dependence on distributions from TWM LLC to fund our expected dividend payments and to pay our taxes and expenses, including payments under the tax receivable agreement (the “Tax Receivable Agreement”) entered into in connection with the IPO;
•our ability to realize any benefit from our organizational structure;
•Refinitiv’s control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019 (the “2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$559,889	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	66,821	30,641
Deposits with clearing organizations	10,955	9,724
Accounts receivable, net of allowance for credit losses of $115 and $195 at June 30, 2020 and December 31, 2019, respectively	101,512	92,814
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	35,733	40,405
Right-of-use assets	25,012	24,504
Software development costs, net of accumulated amortization	171,155	173,086
Goodwill	2,694,797	2,694,797
Intangible assets, net of accumulated amortization	1,231,737	1,281,441
Receivable from affiliates	1,482	2,525
Deferred tax asset	525,534	256,450
Other assets	38,254	27,236
Total assets	$5,463,881	$5,095,334
Liabilities and Stockholders' Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$66,697	$30,452
Accrued compensation	71,879	119,415
Deferred revenue	27,428	23,990
Accounts payable, accrued expenses and other liabilities	39,258	32,834
Employee equity compensation payable	1,642	1,048
Lease liability	30,306	30,955
Payable to affiliates	3,164	1,506
Deferred tax liability	21,411	21,572
Tax receivable agreement liability	372,953	240,817
Total liabilities	634,738	502,589

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 90,642,108 shares issued and outstanding as of June 30, 2020	1	1
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 shares issued and outstanding as of June 30, 2020	1	1
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 5,109,991 shares issued and outstanding as of June 30, 2020	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 34,403,255 shares issued and outstanding as of June 30, 2020	—	1
Additional paid-in capital	3,922,559	3,329,386
Accumulated other comprehensive income (loss)	(2,693)	1,366
Retained earnings	94,374	47,833
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,014,242	3,378,588
Non-controlling interests	814,901	1,214,157
Total equity	4,829,143	4,592,745
Total liabilities and stockholders' equity	$5,463,881	$5,095,334
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Transaction fees	$122,146	$103,952	$262,970	$206,592
Subscription fees	35,006	34,566	69,489	69,011
Commissions	38,115	36,413	80,608	70,610
Refinitiv market data fees	14,565	13,385	29,193	27,001
Other	2,275	2,169	4,453	4,063
Gross revenue	212,107	190,485	446,713	377,277

Expenses
Employee compensation and benefits	88,866	95,995	179,386	173,268
Depreciation and amortization	37,919	34,292	75,095	67,795
Technology and communications	12,042	9,519	22,360	19,559
General and administrative	7,523	9,365	15,863	18,454
Professional fees	6,609	6,738	13,520	13,709
Occupancy	3,509	3,621	7,235	7,260
Total expenses	156,468	159,530	313,459	300,045
Operating income	55,639	30,955	133,254	77,232
Net interest income (expense)	(286)	175	413	1,033
Income before taxes	55,353	31,130	133,667	78,265
Provision for income taxes	(12,945)	(6,314)	(28,774)	(11,097)
Net income	42,408	24,816	104,893	67,168
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	—	—	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	42,408	24,816	104,893	24,816
Less: Net income attributable to non-controlling interests	11,912	11,988	30,469	11,988
Net income attributable to Tradeweb Markets Inc.	$30,496	$12,828	$74,424	$12,828

EPS calculations for post-IPO and pre-IPO periods (1)
Earnings per share
Basic	0.17(a)	0.09(a)	0.43(a)	0.19(b) / 0.09(a)
Diluted	0.16(a)	0.09(a)	0.41(a)	0.19(b) / 0.09(a)
Weighted average shares outstanding
Basic	177,649,501(a)	142,933,192(a)	171,942,125(a)	222,222,197(b) / 142,933,192(a)
Diluted	185,489,824(a)	150,847,183(a)	180,008,891(a)	223,320,457(b) / 150,847,183(a)
(1)In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See Note 15 – Earnings Per Share for additional information.
a)Presents information for Tradeweb Markets Inc. (post-IPO period).
b)Presents information for Tradeweb Markets LLC (pre-IPO period).
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$30,496	$12,828	$74,424	$12,828
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(265)	(647)	(3,817)	(647)
Comprehensive income attributable to Tradeweb Markets Inc.	$30,231	$12,181	$70,607	$12,181

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$11,912	$11,988	$30,469	$11,988
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	(71)	(359)	(1,303)	(359)
Comprehensive income attributable to non-controlling interests	$11,841	$11,629	$29,166	$11,629

Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC				$42,352
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC				988
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC				$43,340
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to exchanges of LLC Interests, net of offering costs and cancellations	1,920,941	—	—	—	(939,000)	—	(981,941)	(1)	(335)	—	—	—	(336)
Issuance of common stock from equity incentive plans	2,341,171	—	—	—	—	—	—	—	35,422	—	—	—	35,422
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	32,736	—	—	—	32,736
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	45,436	7	—	(45,443)	—
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(13,400)	—	(13,400)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,407	—	—	—	5,407
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	315	—	—	—	315
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,249	—	—	—	2,249
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(23,991)	—	—	—	(23,991)
Net income	—	—	—	—	—	—		—	—	—	43,928	18,557	62,485
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,552)	—	(1,232)	(4,784)
Balance at March 31, 2020	70,670,440	$1	96,933,192	$1	7,389,983	$—	49,871,231	$—	$3,426,625	$(2,179)	$78,361	$1,186,039	$4,688,848
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	17,747,968	—	—	—	(2,279,992)	—	(15,467,976)	—	(1,406)	—	—	—	(1,406)
Issuance of common stock from equity incentive plans	2,223,700	—	—	—	—	—	—	—	27,197	—	—	—	27,197
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	127,846	—	—	—	127,846
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	379,623	(249)	—	(379,374)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,605)	(3,605)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(14,483)	—	(14,483)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,392	—	—	—	7,392
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	1,675	—	—	—	1,675
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,279	—	—	—	1,279
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(47,672)	—	—	—	(47,672)
Net income	—	—	—	—	—	—	—	—	—	—	30,496	11,912	42,408
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(265)	—	(71)	(336)
Balance at June 30, 2020	90,642,108	$1	96,933,192	$1	5,109,991	$—	34,403,255	$—	$3,922,559	$(2,693)	$94,374	$814,901	$4,829,143
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share amounts)
(Unaudited)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Balance at December 31, 2018	4,573,200	—	$—	—	$—	—	$—	—	$—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019	4,597,857	—	$—	—	$—	—	$—	—	$—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)		—	—	—									(100,000)
Effect of the reorganization transactions	(4,497,857)	—	—	—	—	—	—	—	—	4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(15,856)	—	—	—	(15,854)
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions and IPO	—	—	—	—	—	—	—	—	—	(78,232)	—	—	—	(78,232)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—			—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,909)	(11,909)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	6,763	—	—	—	6,763
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	20,403	—	—	—	20,403
Net income	—	—	—	—	—	—	—	—	—	—	—	12,828	11,988	24,816
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(647)	—	(359)	(1,006)
Balance at June 30, 2019	$—	46,000,000	$—	96,933,192	$1	10,006,269	$—	69,282,736	$1	$2,846,681	$(525)	$1,393	$1,607,249	$4,454,800

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash flows from operating activities
Net income	$104,893	$67,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,095	67,795
Stock-based compensation expense	18,317	31,960
Deferred taxes	22,208	(3,596)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	64	3,290
Deposits with clearing organizations	(1,323)	(1,965)
Accounts receivable	(11,162)	(5,756)
Receivable from/payable to affiliates, net	2,885	1,477
Other assets	(10,591)	(8,825)
Increase (decrease) in operating liabilities:
Accrued compensation	(46,143)	(51,569)
Deferred revenue	3,457	(2,613)
Accounts payable, accrued expenses and other liabilities	6,258	(3,661)
Employee equity compensation payable	595	(16,732)
Net cash provided by operating activities	164,553	76,973
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(4,382)	(3,793)
Capitalized software development costs	(14,798)	(13,914)
Net cash used in investing activities	(19,180)	(17,707)
Cash flows from financing activities
Pre-IPO capital distributions	—	(120,000)
Proceeds from stock-based compensation exercises	62,619	—
Proceeds from issuance of Class A common stock in the IPO and follow-on offerings, net of underwriting discounts	626,267	1,161,270
Purchase of LLC Interests	(626,267)	(1,161,270)
Offering costs from issuance of Class A common stock in the IPO and follow-on offerings	(1,637)	(12,306)
Dividends	(27,883)	(11,435)
Capital distributions to non-controlling interests	(3,605)	(11,909)
Payroll taxes paid for stock-based compensation exercises	(71,663)	—
Net cash used in financing activities	(42,169)	(155,650)
Effect of exchange rate changes on cash and cash equivalents	(4,026)	(138)
Net increase (decrease) in cash and cash equivalents	99,178	(96,522)
Cash and cash equivalents and restricted cash
Beginning of period	461,711	411,304
End of period	$560,889	$314,782
Supplemental disclosure of cash flow information
Income taxes paid	$4,970	$24,989
Non-cash financing activities
Items arising from LLC Interest ownership changes
Establishment of liabilities under tax receivable agreement	$132,136	$171,426
Deferred tax asset	$292,718	$93,194

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:
	June 30, 2020	December 31, 2019
Cash and cash equivalents	559,889	460,711
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$560,889	$461,711
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
The Corporation is a consolidating subsidiary of BCP York Holdings, (“BCP”) a company owned by certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”), through BCP’s majority ownership interest in Refinitiv Holdings Limited (the “Parent” and, unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”). As of June 30, 2020, Refinitiv owns a majority ownership interest in the Company (as defined below).
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of June 30, 2020, Tradeweb Markets Inc. owns 82.6% of TWM LLC and the Continuing LLC Owners (defined below) own the remaining 17.4% of TWM LLC.
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
The Company is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale and retail client sectors. The Company’s principal subsidiaries include:
•Tradeweb LLC (“TWL”), a registered broker-dealer under the Securities Exchange Act of 1934, a member of the Financial Industry Regulatory Authority (“FINRA”), a registered independent introducing broker with the Commodities Future Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).
•Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.), a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA. DW is also registered as an introducing broker with the CFTC and NFA.
•Tradeweb Direct LLC (“TWD”) (formerly known as BondDesk Trading LLC), a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA.
•Tradeweb Europe Limited (“TEL”), a Multilateral Trading Facility regulated by the Financial Conduct Authority (the “FCA”) in the UK, which maintains branches in Asia which are regulated by certain Asian securities regulators.
•TW SEF LLC (“TW SEF”), a Swap Execution Facility (“SEF”) regulated by the CFTC.
•DW SEF LLC (“DW SEF”), a SEF regulated by the CFTC.
•Tradeweb Japan K.K. (“TWJ”), a security house regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”).
•Tradeweb EU B.V. (“TWEU”), a Trading Venue and Approved Publication Arrangement regulated by the Netherlands Authority for the Financial Markets (“AFM”).

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
•The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the  Original LLC Owners that received LLC Interests on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (and the Corporation subsequently cancelled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).

•As a result of the Refinitiv Contribution (described above), the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. See Note 8 – Stockholders’ Equity.
•·The Corporation’s board of directors adopted a new omnibus equity incentive plan, (the “Omnibus Equity Plan”), under which equity awards may be made in respect of shares of the Corporation’s Class A common stock. It also assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. See Note 10 – Stock-Based Compensation Plans.
•The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 7 – Tax Receivable Agreement.
LSEG Transaction
On August 1, 2019, London Stock Exchange Group plc announced that it has agreed to definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as Thomson Reuters Corporation ("TR") to acquire the Refinitiv business in an all share transaction (the “LSEG Transaction”). The LSEG Transaction is subject to customary regulatory approvals and closing conditions, and is expected to close during the second half of 2020. There can be no assurance that the LSEG transaction will be consummated on the expected timing or at all.
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
Pushdown Accounting
A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from TR. The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and

pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting. Under pushdown accounting, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company is recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. The adjusted valuations primarily affected the values of our long-lived and indefinite-lived intangible assets, including software development costs.
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
Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from seven to twelve years, in accordance with ASC 350. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with ASC 360. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.
Deferred IPO and Follow-On Offering Costs
The Company began incurring costs in connection with the filing of a Registration Statement on Form S-1 for an IPO in 2018 and Registration Statements on Form S-1 for follow-on offerings in 2019 and the first half of 2020. IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. At June 30, 2020, $15.9 million of deferred costs related to the IPO and $4.4 million of deferred costs related to the follow-on offerings were recognized within additional paid-in capital on the consolidated statements of financial condition.  See Note 8 – Stockholders’ Equity.
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
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company measures deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. The Company evaluates the need for valuation allowances based on the weight of positive and negative evidence. The Company records valuation allowances wherever management believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the future.

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
Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). In accounting for the options issued under the Option Plan, compensation expense is measured and recognized for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in the consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. The non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019.
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
•Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;
•Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Recent Accounting Pronouncements – Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016‑13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. ASU 2016-13 was adopted on January 1, 2020 using the modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See Note 13 – Credit Risk for additional information.
In January 2017, the FASB issued ASU 2017‑4, Intangibles – Goodwill and Other. The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  ASU 2017-4 was adopted on January 1, 2020. The adoption of this ASU did not impact the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. ASU 2016-2 was adopted on January 1, 2019 using the modified retrospective method of adoption. Upon adoption, the Company:
•Recorded right-of-use assets of $31.8 million,
•Recorded a lease liability of $39.6 million,
•Eliminated deferred rent of $4.9 million,

•Eliminated leasehold interests of $2.9 million, and
•Elected to take the optional package of practical expedients, which allows for no reassessment of
i.whether any expired or existing contracts are or contain leases,
ii.the lease classification for any expired or existing leases, and
iii.initial direct costs for any existing leases.
3. Restricted Cash

Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of June 30, 2020 and December 31, 2019, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.
4. Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill at June 30, 2020 and December 31, 2019 was $2.7 billion.
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

Amount
Licenses	$168,800
Tradename	154,300
Total	$323,100
Intangible assets that are subject to amortization consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

		June 30, 2020			December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	12 years	$928,200	$(135,363)	$792,837	$928,200	$(96,687)	$831,513
Content and data	7 years	154,400	(38,600)	115,800	154,400	(27,572)	126,828
		$1,082,600	$(173,963)	$908,637	$1,082,600	$(124,259)	$958,341
Amortization expense for definite-lived intangible assets was $24.9 million for each of the three months ended June 30, 2020 and 2019, respectively, and $49.7 million for each of the six months ended June 30, 2020 and 2019.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$96,389	$25,757	$79,577	$24,375
Subscription Fees including Refinitiv market data fees	415	49,156	435	47,516
Commissions	28,141	9,974	26,635	9,778
Other	237	2,038	302	1,867
Gross revenue	$125,182	$86,925	$106,949	$83,536

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$211,726	$51,244	$158,492	$48,100
Subscription Fees including Refinitiv market data fees	880	97,802	890	95,122
Commissions	60,582	20,026	50,945	19,665
Other	347	4,106	605	3,458
Gross revenue	$273,535	$173,178	$210,932	$166,345
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2019	$23,990
New billings	58,151
Revenue recognized	(54,713)
Deferred revenue balance - June 30, 2020	$27,428

6. Income Taxes
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was approximately 21.5% and 14.2%, respectively.
The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state and local taxes, partially offset by the effect of non-controlling interest and other discrete items. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and discrete items, partially offset by state and local taxes and other discrete items.
The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was approximately 23.4% and 20.3%, respectively.

The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local, and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state, local, and foreign taxes and other discrete items.
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

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the June 30, 2020 consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. At June 30, 2020, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.

The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. At June 30, 2020, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.
7. Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made annually based on the actual tax savings realized by the Corporation in its previous tax year.

As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the IPO and the October 2019 follow-on offering, as well as additional exchanges of LLC Interests by Continuing LLC Owners. During the first six months of 2020, the liability increased to $373.0 million, primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners. Substantially all payments due under the tax receivable agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.

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
Issuance and Cancellation of Common Stock
•As a result of the Refinitiv Contribution, the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock.
•The Corporation issued 20,000,000 shares of Class C common stock and 105,289,005 shares of Class D common stock to the Original LLC Owners that received LLC Interests on a one-to-one basis with the number of LLC Interests they owned immediately following the amendment and restatement of the TWM LLC Agreement for nominal consideration (the Corporation subsequently cancelled 9,993,731 shares of such Class C common stock and 36,006,269 shares of such Class D common stock in connection with the Corporation’s purchase of LLC Interests from certain of the Bank Stockholders using the net proceeds of the IPO).
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
April 2020 Follow-On Offering
In the second quarter of 2020, Tradeweb Markets Inc. completed an underwritten follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders and certain of our executive officers (and the corresponding shares of Class C common stock and/or Class D common stock held by such holders were cancelled) and (ii) 596,418 issued and outstanding shares of Class A common stock from certain of our executive officers (which shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $50.25, less the underwriting discounts and commissions payable thereon.

Redemptions and Exchanges of LLC Interests
In addition to the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering transactions described above, during the three months ended June 30, 2020, certain Continuing LLC Owners exercised their redemption rights under the TWM LLC Agreement, pursuant to which 5,509,141 LLC Interests were exchanged for 5,509,141 newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, 2,969,992 shares of Class C common stock and 2,539,149 shares of Class D common stock were surrendered by the Continuing LLC Owners and cancelled. In connection with these exchanges, Tradeweb Markets Inc. received 5,509,141 LLC Interests, increasing its total ownership interest in TWM LLC. Additionally, 690,000 shares of Class D common stock were surrendered by the Continuing LLC Owners and cancelled in exchange for 690,000 shares of newly-issued Class C common stock.
As a result of the Reorganization Transactions, the IPO, the October 2019 follow-on offering, the April 2020 follow-on offering and other exchanges and equity activity, as of June 30, 2020:
•The public investors collectively owned 90,642,108 shares of the Company's Class A common stock, representing 6.4% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 39.9% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of the Company's Class B common stock and 22,988,329 shares of the Company's Class D common stock, representing 85.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 52.8% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 5,109,991 shares of the Company's Class C common stock and 11,285,182 shares of the Company's Class D common stock, representing 8.4% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 7.2% of the economic interest in TWM LLC.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2020		June 30, 2019
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	187,575,300	82.6%	142,933,192	64.3%
Number of LLC Interests held by non-controlling interests	39,513,246	17.4%	79,289,005	35.7%
Total LLC Interests outstanding	227,088,546	100.0%	222,222,197	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 8 – Stockholders’ Equity.

The following table summarizes the impact on equity due to changes in the Corporation’s ownership interest in Tradeweb Markets LLC (in thousands):

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Net income attributable to Tradeweb Markets Inc.	$30,496	$12,828	$74,424	$12,828
Transfers (to) from non-controlling interests:
Change in non-controlling interests as a result of ownership changes	379,374	(1,607,529)	424,817	(1,607,529)
Net transfers (to) from non-controlling interests	379,374	(1,607,529)	424,817	(1,607,529)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$409,870	$(1,594,701)	$499,241	$(1,594,701)
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
The following table summarizes information for equity-settled PRSUs of the Company:

PRSUs (Equity-Settled)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
PRSUs (equity-settled) granted	—	6,653	360,609	776,603
Weighted-average grant-date fair value	$—	$22.19	$38.87	$22.19
PRSUs (equity-settled) compensation expense (in thousands)	$7,392	$6,894	$12,799	$11,671
The amount of unrecognized compensation expense for equity-settled PRSUs is $46.4 million, which is expected to be recognized over a weighted-average period of 1.95 years.
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

The following table summarizes information for cash-settled PRSUs:

PRSUs (Cash-Settled)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
PRSUs (cash-settled) granted	—	—	—	—
Weighted-average grant-date fair value	$—	$63,497	$—	$63,497
PRSUs (cash-settled) compensation expense (in thousands)	$596	$419	$606	$519
The amount of unrecognized compensation expense is $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.
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
In accounting for the options issued under the Option Plan, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. These options are exercisable only any time following the closing of an initial public offering or during a 15-day period following a change in control of the Company (and certain other sales of equity by the Company’s shareholders). As a result, expense recognition commenced upon the completion of the IPO in April 2019.
The following table summarizes information for options:

Options	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Options granted	—	—	—	181,115
Weighted-average grant-date fair value	$—	$—	$—	$1.85
Option compensation expense (in thousands)	$1,279	$20,403	$3,528	$20,403
The amount of unrecognized compensation expense for options is $5.7 million, which is expected to be recognized over a weighted-average period of 1.86 years.
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
The following table summarizes information for RSUs:

RSUs	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
RSUs granted	28,656	—	493,878	—
Weighted-average grant-date fair value	$39.87	$—	$39.79	$—
RSUs compensation expense (in thousands)	$1,675	$—	$1,990	$—

The amount of unrecognized compensation expense is $17.3 million, which is expected to be recognized over a weighted-average period of 1.73 years.
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
At June 30, 2020 and December 31, 2019, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$2,459	$—
Receivable from affiliates	1,482	2,525
Other assets	2,721	2,721
Accounts payable, accrued expenses and other liabilities	537	—
Deferred revenue	4,235	4,733
Payable to affiliates	3,164	1,506
The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenue:
Transaction fees (1)	$—	$—		$59,643
Subscription fees (1)	—	—		5,670
Commissions (1)	—	—		16,186
Refinitiv market data fees (2)	14,565	13,385	29,193	27,001
Operating Income:(3)
Interest income	—	—		858
Shared Services Fees (4):
Technology and communications	740	740	1,480	1,480
General and administrative	(620)	191	(596)	371
Occupancy	(31)	155	15	310
(1)For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(3)For pre-IPO periods, represents interest income from money market funds invested with and savings accounts deposited with affiliates of the Bank Stockholders.
(4)The Company maintains a shared services agreement with Refinitiv. Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.
The Company reimburses affiliates of Refinitiv for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three and six months ended June 30, 2020, the Company reimbursed such affiliates a net amount of approximately $0.9 million and $1.2 million, respectively, for these expenses. For the three and six months ended June 30, 2019, the Company reimbursed such affiliates approximately $3.2 million and $4.2 million, respectively, for these expenses.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the

April 2020 follow-on offering, were reimbursed by the underwriters. $2.0 million is included in additional paid-in capital on the June 30, 2020 consolidated statement of financial condition related to these offering costs.
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
The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.
The fair value measurements are as follows (in thousands):

Successor	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2020
Assets
Money market funds	$474,845	$—	$—	$474,845
	$474,845	$—	$—	$474,845
As of December 31, 2019
Assets
Money market funds	$219,158	$—	$—	$219,158
	$219,158	$—	$—	$219,158
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
From time to time, the Company enters into agreements to repurchase to facilitate the clearance of securities.  Credit exposure related to these agreements to repurchase, including the risk related to a decline in market value of collateral (pledged or received), is managed by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC requires dealer netting members to maintain a minimum of $25 million in equity capital and $10 million in excess net capital (as defined in Rule 15c3-1 under the Securities Exchange Act of 1934). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared the FICC becomes the counterparty. The FICC also marks to market collateral on a daily basis, requiring member firms to pay or receive margin amounts as part of their daily funds settlement.
The Company does not expect nonperformance by counterparties in the above situations. However, the Company's policy is to monitor its market exposure and counterparty risk. In addition, the Company has a policy of reviewing, as considered necessary, the credit standing of each counterparty with which it conducts business.

Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. At June 30, 2020, the Company maintained an allowance for credit losses of $0.1 million with regard to these receivables. At December 31, 2019, the allowance for doubtful accounts was $0.2 million.
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
1.Geographic location
2.Transaction fee type (billing type)
3.Legal entity
Write-Offs
Once determined uncollectable, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable hits 360 days past due.
The following table presents the activity in the allowance for credit losses for accounts receivable for the period ended June 30, 2020 (in thousands):

Amount
Beginning balance, prior to adoption of ASC 326 - December 31, 2019	$195
Current-period provision for expected credit losses	114
Write-offs charged against the allowance	(41)
Recoveries collected	(153)
Ending balance - June 30, 2020	$115
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
As of June 30, 2020, there were no amounts outstanding under the Credit Facility.
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
The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets Inc. (post-IPO period):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
EPS: Post-IPO net income attributable to Tradeweb Markets Inc.	(in thousands, except share and per share amounts)
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$30,496	$12,828	$74,424	$12,828

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	177,649,501	142,933,192	171,942,125	142,933,192
Dilutive effect of equity-settled PRSUs	2,492,567	2,214,480	2,265,494	2,214,480
Dilutive effect of options	5,168,379	5,699,511	5,694,964	5,699,511
Dilutive effect of RSUs	179,377	—	106,308	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	185,489,824	150,847,183	180,008,891	150,847,183

Earnings per share - Basic	$0.17	$0.09	$0.43	$0.09
Earnings per share - Diluted	$0.16	$0.09	$0.41	$0.09

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

Six Months Ended June 30, 2019
EPS: Pre-IPO net income attributable to Tradeweb Markets LLC(1)	(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC	$42,352

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197
Dilutive effect of equity-settled PRSUs	1,098,260
Weighted average LLC Interests outstanding - Diluted	223,320,457

Earnings per share - Basic	$0.19
Earnings per share - Diluted	$0.19
(1)Earnings per share and weighted average shares outstanding for the pre-IPO period has been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC interests.

For the three and six months ended June 30, 2020, there were approximately 3,500 and 289,563 weighted-average options and RSUs, respectively, that were anti-dilutive. As a result, these shares, which are still outstanding, were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2019, there were approximately 340 weighted-average equity-settled PRSUs that were anti-dilutive and thus excluded from the computation of diluted earnings per share.
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 48,132,630 and 52,888,588 weighted-average LLC Interests for the assumed exchange of non-controlling interests, for the three and six months ended June 30, 2020, respectively, were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the post-IPO periods.
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
At June 30, 2020 and December 31, 2019, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU are as follows (in thousands):

As of June 30, 2020	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$68,860	$56,374	$23,037	$53,331	$11,401	$7,044
Regulatory Capital Requirement	1,373	1,506	509	20,331	6,559	1,704
Excess Regulatory Capital	$67,487	$54,868	$22,528	$33,000	$4,842	$5,340

As of December 31, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$42,317	$52,016	$33,807	$49,611	$11,851	$6,217
Regulatory Capital Requirement	2,396	2,026	664	21,856	8,565	1,701
Excess Regulatory Capital	$39,921	$49,990	$33,143	$27,755	$3,286	$4,516
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of June 30, 2020		As of December 31, 2019
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$28,776	$14,202	$21,303	$13,707
Required Financial Resources	13,500	5,629	10,500	5,505
Excess Financial Resources	$15,276	$8,573	$10,803	$8,202

Liquid Financial Assets	$16,572	$7,359	$18,168	$7,583
Required Liquid Financial Assets	6,750	2,815	5,250	2,753
Excess Liquid Financial Assets	$9,822	$4,544	$12,918	$4,830
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months EndedJune 30, 2020	Six Months EndedJune 30, 2019
Gross revenue:
Institutional	$129,992	$111,057	$275,604	$220,309
Wholesale	43,252	41,945	92,008	81,376
Retail	20,366	19,939	42,042	41,145
Market Data	18,497	17,544	37,059	34,447
Total revenue	212,107	190,485	446,713	377,277
Operating expenses	156,468	159,530	313,459	300,045
Operating income	$55,639	$30,955	$133,254	$77,232
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
The following table provides a breakdown of revenue by geographic area for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
U.S.	$140,073	$122,693	$285,329	$242,090
International	72,034	67,792	161,384	135,187
Gross Revenue	$212,107	$190,485	$446,713	$377,277

The following table provides information on the attribution of long-lived assets by geographic area as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Long-lived assets
U.S.	$4,145,763	$4,200,133
International	12,673	14,100
Total	$4,158,436	$4,214,233
18. Subsequent Events
On July 29, 2020, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2020. This dividend will be payable on September 15, 2020 to stockholders of record as of September 1, 2020.
On July 28, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $27.8 million payable on September 11, 2020.

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
Trends and Other Factors Impacting Our Performance
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees, and by mid-March 2020, nearly all of our employees around the world were working remotely and continue to work remotely.
In light of the unprecedented market volatility and significant economic disruption that has arisen in the wake of the pandemic, we have worked closely with our clients to provide flexible and secure access to our platforms, and to ensure that we would be a stable and resilient partner across multiple asset classes-so they can reliably manage their core cash and derivatives needs in the diverse markets we serve, even as their own businesses may face disruptions. Our employees and clients together have adapted to working remotely and we have helped our clients navigate the market volatility through multi-asset class and multi-protocol electronic offerings. We believe the strong volumes we experienced on our platforms in March 2020 are reflective of these factors.
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
April 2020 Follow-On Offering
On April 27, 2020, Tradeweb Markets Inc. completed its follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders (and the corresponding shares of common stock held by such holders were cancelled) and (ii) 596,418 issued and outstanding shares of Class A common stock from certain of our executive officers (and such shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $50.25, less the underwriting discounts and commissions payable thereon. As of June 30, 2020, Tradeweb Markets Inc. owns 82.6% of TWM LLC and the Continuing LLC Owners own the remaining 17.4% of TWM LLC.
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
In addition, as a public company, we have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs increased as we established more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and prepare and distribute periodic reports in accordance with SEC rules. Beginning in the second quarter of 2019, our financial statements reflect the impact of these expenses.
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
General and Administrative
General and administrative expense consists of travel and entertainment, marketing, value-added taxes, state use taxes, foreign currency transaction gains and losses, charitable contributions, other administrative expenses and bad debt expense. We usually expect general and administrative expense to increase as we expand the number of our employees and product offerings and grow our operations.
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
Professional Fees
Professional fees consist primarily of accounting, tax and legal fees and fees paid to technology and software consultants to maintain our trading platforms and infrastructure. Accounting, tax and legal fees have increased as a result of expanding public company and compliance requirements.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of June 30, 2020, we owned 82.6% of TWM LLC and the Continuing LLC Owners owned the remaining 17.4% of TWM LLC.
The result of the foregoing is that, during the second quarter of 2019, we began reporting net income attributable to non-controlling interests.
Results of Operations
For the Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019
The following table sets forth a summary of our statements of income for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Gross revenue	$212,107	$190,485	$21,622	11.4%
Total expenses	156,468	159,530	(3,062)	(1.9)%
Operating income	55,639	30,955	24,684	79.7%
Net interest income (expense)	(286)	175	(461)	(263.4)%
Income before taxes	55,353	31,130	24,223	77.8%
Provision for income taxes	(12,945)	(6,314)	(6,631)	105.0%
Net income	42,408	24,816	17,592	70.9%
Less: Net income attributable to non-controlling interests	11,912	11,988	(76)	(0.6)%
Net income attributable to Tradeweb Markets Inc.	$30,496	$12,828	$17,668	137.7%
Overview

During the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, our results benefited from higher client trading activity, which drove revenue increases in our rates, credit, equities and money markets asset classes and increased license fees in our market data business.  Our expenses decreased primarily due to lower employee compensation and benefits expense, specifically related to the Special Option Award. In April 2019, we recognized $18.9 million as compensation expense related to the Special Option Award immediately upon the completion of the IPO.
Gross revenue increased by $21.6 million or 11.4% to $212.1 million for the three months ended June 30, 2020 from $190.5 million for the three months ended June 30, 2019. The increase in gross revenue was mainly due to higher trading volumes resulting in an $18.2 million increase in transaction fees and a $1.7 million increase in commissions.
Total expenses decreased by $3.1 million or (1.9)% to $156.5 million for the three months ended June 30, 2020 from $159.5 million for the three months ended June 30, 2019. Total expenses for the three months ended June 30, 2020 decreased primarily due to lower employee compensation and benefits expense, specifically related to the Special Option Award. In April 2019, we recognized $18.9 million as compensation expense related to these options immediately upon the completion of the IPO.
Income before taxes increased $24.2 million or 77.8% to $55.4 million for the three months ended June 30, 2020 from $31.1 million for the three months ended June 30, 2019. Net income increased $17.6 million or 70.9% to $42.4 million for the three months ended June 30, 2020 from $24.8 million for the three months ended June 30, 2019. Net income attributable to Tradeweb Markets Inc. increased $17.7 million or 137.7% to $30.5 million for the three months ended June 30, 2020 from $12.8 million for the three months ended June 30, 2019. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the three months ended June 30, 2020 benefited from higher gross revenue of $21.6 million combined with lower expenses.
Revenues
Our revenues for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020		2019
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$122,146	57.6%	$103,952	54.6%	$18,194	17.5%
Subscription fees(1)	49,571	23.4%	47,951	25.2%	1,620	3.4%
Commissions	38,115	18.0%	36,413	19.1%	1,702	4.7%
Other	2,275	1.0%	2,169	1.1%	106	4.9%
Gross revenue	$212,107	100.0%	$190,485	100.0%	$21,622	11.4%
Components of gross revenue growth:
Constant currency growth(2)						11.8%
Foreign currency impact						(0.4)%
Gross revenue growth						11.4%
(1)Subscription fees for the three months ended June 30, 2020 and 2019 include $14.6 million and $13.4 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2019. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.
Transaction fees. Transaction fees increased by $18.2 million or 17.5% to $122.1 million for the three months ended June 30, 2020 from $104.0 million for the three months ended June 30, 2019 primarily due to increased trading volumes for U.S. corporate bonds, mortgages, U.S. ETFs, and rates derivatives products.
Subscription fees. Subscription fees increased by $1.6 million or 3.4% to $49.6 million for the three months ended June 30, 2020 from $48.0 million for the three months ended June 30, 2019 primarily due to higher market data fees and retail fees.
Commissions.  Commissions increased by $1.7 million or 4.7% to $38.1 million for the three months ended June 30, 2020 from $36.4 million for the three months ended June 30, 2019 primarily due to higher trading volumes for equity derivatives products, municipals, and U.S. corporate bonds, partially offset by lower trading volumes for U.S. government bonds.

Other. Other revenue increased by $0.1 million or 4.9% to $2.3 million for the three months ended June 30, 2020 from $2.2 million for the three months ended June 30, 2019 primarily as a result of revenue from our APA reporting service.
Our gross revenue by client sector for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$129,992	$111,057	$18,935	17.0%
Wholesale	43,252	41,945	1,307	3.1%
Retail	20,366	19,939	427	2.1%
Market Data	18,497	17,544	953	5.4%
Gross revenue	$212,107	$190,485	$21,622	11.4%
Institutional. Revenues from our Institutional client sector increased by $18.9 million or 17.0% to $130.0 million for the three months ended June 30, 2020 from $111.1 million for the three months ended June 30, 2019. The increase was derived primarily from increased volumes for U.S. corporate bonds, mortgages, ETFs, rates derivatives and credit derivatives products.
Wholesale. Revenues from our Wholesale client sector increased by $1.3 million or 3.1% to $43.3 million for the three months ended June 30, 2020 from $41.9 million for the three months ended June 30, 2019. The increase was derived primarily from higher trading activity for equity derivatives products, rates derivatives products, and mortgages.
Retail. Revenues from our Retail client sector increased by $0.4 million or 2.1% to $20.4 million for the three months ended June 30, 2020 from $19.9 million for the three months ended June 30, 2019. The increase was derived primarily from higher revenues from software development and implementation on behalf of certain clients.
Market Data. Revenues from our Market Data client sector increased by $1.0 million or 5.4% to $18.5 million for the three months ended June 30, 2020 from $17.5 million for the three months ended June 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Our gross revenue by asset class for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$112,823	$107,063	$5,760	5.4%
Credit	49,105	39,599	9,506	24.0%
Equities	15,407	11,116	4,291	38.6%
Money Markets	10,539	10,322	217	2.1%
Market Data	18,497	17,544	953	5.4%
Other Fees	5,736	4,841	895	18.5%
Gross revenue	$212,107	$190,485	$21,622	11.4%

Our variable and fixed revenues by asset class for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020		2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$62,101	$50,722	$56,743	$50,320	$5,358	$402	9.4%	0.8%
Credit	43,731	5,374	34,337	5,262	9,394	112	27.4%	2.1%
Equities	12,905	2,502	9,195	1,921	3,710	581	40.3%	30.2%
Money Markets	6,445	4,094	6,674	3,648	(229)	446	(3.4)%	12.2%
Market Data	—	18,497	—	17,544	—	953	—	5.4%
Other	—	5,736	—	4,841	—	895	—	18.5%
Gross revenue	$125,182	$86,925	$106,949	$83,536	$18,233	$3,389	17.0%	4.1%
Rates. Revenues from our Rates asset class increased by $5.8 million or 5.4% to $112.8 million for the three months ended June 30, 2020 from $107.1 million for the three months ended June 30, 2019 primarily due to higher trading volumes for mortgages and rates derivatives products.
Credit. Revenues from our Credit asset class increased by $9.5 million or 24.0% to $49.1 million for the three months ended June 30, 2020 from $39.6 million for the three months ended June 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds and credit derivatives products.
Equities. Revenues from our Equities asset class increased by $4.3 million or 38.6% to $15.4 million for the three months ended June 30, 2020 from $11.1 million for the three months ended June 30, 2019 primarily due to higher trading volumes for U.S. and European ETFs and equity derivatives products.
Money Markets. Revenues from our Money Markets asset class increased by $0.2 million or 2.1% to $10.5 million for the three months ended June 30, 2020 from $10.3 million for the three months ended June 30, 2019 primarily due to increased volumes for repurchase agreements.
Market Data. Revenues from Market Data increased by $1.0 million or 5.4% to $18.5 million for the three months ended June 30, 2020 from $17.5 million for the three months ended June 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Other Fees. Revenues from Other Fees increased by $0.9 million or 18.5% to $5.7 million for the three months ended June 30, 2020 from $4.8 million for the three months ended June 30, 2019 primarily due to higher retail fees.
A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2020 and 2019, and the resulting percentage changes, were as follows:

	Three Months Ended June 30,
	2020		2019		ADV
	ADV	Volume	ADV	Volume	% Change
	(dollars in millions)
Rates	$506,736	$31,796,034	$509,914	$32,018,431	(0.6)%
Credit	17,945	1,120,406	12,253	766,798	46.5%
Equities	9,995	627,112	7,119	445,485	40.4%
Money Markets	243,681	15,309,908	223,011	14,026,068	9.3%
Total	$778,357	$48,853,460	$752,297	$47,256,782	3.5%

We believe the increases in average daily volumes in three months ended June 30, 2020 for most asset classes can be attributed to various factors, including further electronification of trading activities across our asset classes, increase in market share, new products, new clients and increased volatility. Rates ADV decreased slightly due mainly to lower trading activity in short-tenor swaps. Excluding short-tenor swaps, Rates ADV increased due to higher U.S. government bonds and long-tenor swaps volumes. Credit ADV increased due mainly to higher trading activity in credit swaps and U.S. high-grade and high-yield credit. Equities ADV increased mainly due to higher trading volumes in U.S. ETFs. Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Rates	$1.95	$1.77	$0.18	10.2%
Cash Rates	$1.94	$1.85	$0.09	4.9%
Rates Derivatives	$1.97	$1.68	$0.29	17.3%
Swaps / Swaptions Tenor (greater than 1 year)	$2.84	$2.86	$(0.02)	(0.7)%
Other Rates Derivatives(1)	$0.18	$0.07	$0.11	168.0%

Credit	$39.03	$44.78	$(5.75)	(12.8)%
Cash Credit(2)	$134.53	$130.42	$4.11	3.2%
Credit Derivatives and U.S. Cash 'EP'	$7.31	$7.70	$(0.39)	(5.1)%

Equities	$20.58	$20.64	$(0.06)	(0.3)%
Cash Equities	$28.71	$28.60	$0.11	0.4%
Equity Derivatives	$6.58	$9.71	$(3.13)	(32.2)%

Money Markets (Cash)	$0.42	$0.48	$(0.05)	(11.5)%

Total Fees per Million	$2.56	$2.26	$0.30	13.2%
Total Fees per Million excluding Other Rates Derivatives(3)	$2.79	$2.59	$0.20	7.7%
(1)Includes swaps/swaptions of tenor less than 1 year and rates futures.
(2)The "cash credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. high-grade and high-yield electronically-processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored swaps/swaptions and rates futures on blended fees per million across all periods presented.
Rates average variable fees per million increased due to a mix shift to higher fees per million cash and long-tenor swaps products and away from lower fees per million short-tenor swaps products. Credit average variable fees per million decreased due to higher growth in credit derivatives and U.S. electronically processed cash volume, products which have a lower variable fee capture as compared to cash credit products. Equities average variable fees per million overall remained flat. Money Markets average variable fees per million decreased due to a mix shift from higher variable fees per million to lower variable fees per million repurchase agreements.

Our gross revenue by geography (based on client location) for the three months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$140,073	$122,693	$17,380	14.2%
International	72,034	67,792	4,242	6.3%
Gross revenue	$212,107	$190,485	$21,622	11.4%
U.S. Revenues from U.S. clients increased by $17.4 million or 14.2% to $140.1 million for the three months ended June 30, 2020 from $122.7 million for the three months ended June 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds, mortgages, and U.S. ETFs.
International. Revenues from International clients increased by $4.2 million or 6.3% to $72.0 million for the three months ended June 30, 2020 from $67.8 million for the three months ended June 30, 2019 primarily due to increased trading volumes for rates derivatives products and European ETFs. Fluctuations in foreign currency rates for the three months ended June 30, 2020 decreased our International gross revenue by $0.5 million.
Operating Expenses
Our expenses for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$88,866	$95,995	$(7,129)	(7.4)%
Depreciation and amortization	37,919	34,292	3,627	10.6%
Technology and communications	12,042	9,519	2,523	26.5%
General and administrative	7,523	9,365	(1,842)	(19.7)%
Professional fees	6,609	6,738	(129)	(1.9)%
Occupancy	3,509	3,621	(112)	(3.1)%
Total Expenses	$156,468	$159,530	$(3,062)	(1.9)%
Employee Compensation and Benefits. Employee compensation and benefits expense decreased by $7.1 million or (7.4)% to $88.9 million for the three months ended June 30, 2020 from $96.0 million for the three months ended June 30, 2019. The decrease was primarily due to a $15.4 million decrease in non-cash stock-based compensation expense related to options, specifically the Special Option Award. In April 2019, we recognized $18.9 million as compensation expense related to the Special Option Award immediately upon the completion of the IPO. This $15.4 million decrease was offset by a $4.3 million increase in incentive compensation expenses tied to operating performance, a $4.2 million increase in salaries and benefits as a result of an increase in employee headcount, and an increase in commissions of $0.8 million due to higher revenues from our Wholesale client sector.
Depreciation and Amortization. Depreciation and amortization expense increased by $3.6 million or 10.6% to $37.9 million for the three months ended June 30, 2020 from $34.3 million for the three months ended June 30, 2019. The increase was the result of additions to internally capitalized software and computer hardware.
Technology and Communications. Technology and communications expense increased by $2.5 million or 26.5% to $12.0 million for the three months ended June 30, 2020 from $9.5 million for the three months ended June 30, 2019. The increase was primarily due to increased clearance and data fees as a result of higher trading volumes, and increased investment in our data strategy and cyber-security.
General and Administrative. General and administrative expense decreased by $1.8 million or (19.7)% to $7.5 million for the three months ended June 30, 2020 from $9.4 million for the three months ended June 30, 2019. The decrease was primarily a result of lower travel and entertainment expenses, partially offset by higher foreign exchange losses and insurance expense.

Professional Fees. Professional fees decreased by $0.1 million or (1.9)% to $6.6 million for the three months ended June 30, 2020 from $6.7 million for the three months ended June 30, 2019. The decrease was primarily due to lower audit and tax advisory fees.
Occupancy. Occupancy expense decreased by $0.1 million or (3.1)% to $3.5 million for the three months ended June 30, 2020 from $3.6 million for the three months ended June 30, 2019. The decrease was primarily a result of lower data center rent expenses.
Net Interest Income (Expense)
Net interest income (expense) decreased by $0.5 million to net interest expense of $(0.3) million for the three months ended June 30, 2020 from net interest income of $0.2 million for the three months ended June 30, 2019 due to a decrease in interest rates.
Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the three months ended June 30, 2020 was approximately 23.4%, compared with 20.3% for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local, and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state, local, and foreign taxes and other discrete items.

Results of Operations
For the Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019
The following table sets forth a summary of our statements of income for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Gross revenue	$446,713	$377,277	$69,436	18.4%
Total expenses	313,459	300,045	13,414	4.5%
Operating income	133,254	77,232	56,022	72.5%
Net interest income	413	1,033	(620)	(60.0)%
Income before taxes	133,667	78,265	55,402	70.8%
Provision for income taxes	(28,774)	(11,097)	(17,677)	159.3%
Net income	104,893	67,168	37,725	56.2%
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	42,352	(42,352)	(100.0)%
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	104,893	24,816	80,077	322.7%
Less: Net income attributable to non-controlling interests	30,469	11,988	18,481	154.2%
Net income attributable to Tradeweb Markets Inc.	$74,424	$12,828	$61,596	480.2%
Overview
During the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, our results benefited from higher client trading activity, which drove revenue increases in our rates, credit, equities and money markets asset classes and increased license fees in our market data business.  Our expenses increased primarily due to higher employee compensation and benefits expense, specifically including an increase in incentive compensation expenses tied to operating performance and an increase in salary and benefits.
Gross revenue increased by $69.4 million or 18.4% to $446.7 million for the six months ended June 30, 2020 from $377.3 million for the six months ended June 30, 2019. The increase in gross revenue was mainly due to higher trading volumes resulting in a $56.4 million increase in transaction fees and a $10.0 million increase in commissions.

Total expenses increased by $13.4 million or 4.5% to $313.5 million for the six months ended June 30, 2020 from $300.0 million for the six months ended June 30, 2019. Total expenses for the six months ended June 30, 2020 increased primarily due to higher employee compensation and benefits expense, specifically incentive compensation expenses tied to operating performance.
Income before taxes increased $55.4 million or 70.8% to $133.7 million for the six months ended June 30, 2020 from $78.3 million for the six months ended June 30, 2019. Net income increased $37.7 million or 56.2% to $104.9 million for the six months ended June 30, 2020 from $67.2 million for the six months ended June 30, 2019. Net income attributable to Tradeweb Markets Inc. increased $61.6 million or 480.0% to $74.4 million for the six months ended June 30, 2020 from $12.8 million for the six months ended June 30, 2019. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the six months ended June 30, 2020 benefited from higher gross revenue of $69.4 million, partially offset by higher expenses.
Revenues
Our revenues for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020		2019
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$262,970	58.9%	$206,592	54.8%	$56,378	27.3%
Subscription fees(1)	98,682	22.1%	96,012	25.4%	2,670	2.8%
Commissions	80,608	18.0%	70,610	18.7%	9,998	14.2%
Other	4,453	1.0%	4,063	1.1%	390	9.6%
Gross revenue	$446,713	100.0%	$377,277	100.0%	$69,436	18.4%
Components of gross revenue growth:
Constant currency growth(2)						19.0%
Foreign currency impact						(0.6)%
Gross revenue growth						18.4%
(1)Subscription fees for the six months ended June 30, 2020 and 2019 include $29.2 million and $27.0 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2019. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.
Transaction fees. Transaction fees increased by $56.4 million or 27.3% to $263.0 million for the six months ended June 30, 2020 from $206.6 million for the six months ended June 30, 2019 primarily due to increased trading volumes for U.S and European rates derivatives products, U.S. corporate bonds, mortgages, ETFs, and credit derivatives products.
Subscription fees. Subscription fees increased by $2.7 million or 2.8% to $98.7 million for the six months ended June 30, 2020 from $96.0 million for the six months ended June 30, 2019 primarily due to higher market data fees.
Commissions.  Commissions increased by $10.0 million or 14.2% to $80.6 million for the six months ended June 30, 2020 from $70.6 million for the six months ended June 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds, equity derivatives products and municipals.
Other. Other revenue increased by $0.4 million or 9.6% to $4.5 million for the six months ended June 30, 2020 from $4.1 million for the six months ended June 30, 2019 primarily as a result of revenue from our APA reporting service.

Our gross revenue by client sector for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$275,604	$220,309	$55,295	25.1%
Wholesale	92,008	81,376	10,632	13.1%
Retail	42,042	41,145	897	2.2%
Market Data	37,059	34,447	2,612	7.6%
Gross revenue	$446,713	$377,277	$69,436	18.4%
Institutional. Revenues from our Institutional client sector increased by $55.3 million or 25.1% to $275.6 million for the six months ended June 30, 2020 from $220.3 million for the six months ended June 30, 2019. The increase was derived primarily from increased volumes for U.S. corporate bonds, rates derivatives products, mortgages, ETFs, and credit derivatives products.
Wholesale. Revenues from our Wholesale client sector increased by $10.6 million or 13.1% to $92.0 million for the six months ended June 30, 2020 from $81.4 million for the six months ended June 30, 2019. The increase was derived primarily from higher trading activity for equity derivatives products, U.S. corporate bonds, U.S. government bonds, mortgages, and rates derivatives products.
Retail. Revenues from our Retail client sector increased by $0.9 million or 2.2% to $42.0 million for the six months ended June 30, 2020 from $41.1 million for the six months ended June 30, 2019. The increase was derived primarily from higher revenues from software development and implementation on behalf of certain clients.
Market Data. Revenues from our Market Data client sector increased by $2.6 million or 7.6% to $37.1 million for the six months ended June 30, 2020 from $34.4 million for the six months ended June 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$238,862	$211,153	$27,709	13.1%
Credit	103,083	79,034	24,049	30.4%
Equities	34,841	22,914	11,927	52.1%
Money Markets	21,747	19,884	1,863	9.4%
Market Data	37,059	34,447	2,612	7.6%
Other Fees	11,121	9,845	1,276	13.0%
Gross revenue	$446,713	$377,277	$69,436	18.4%
Our variable and fixed revenues by asset class for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020		2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$137,642	$101,220	$110,393	$100,760	$27,249	$460	24.7%	0.5%
Credit	92,306	10,777	68,695	10,339	23,611	438	34.4%	4.2%
Equities	30,005	4,836	19,347	3,567	10,658	1,269	55.1%	35.6%
Money Markets	13,582	8,165	12,497	7,387	1,085	778	8.7%	10.5%
Market Data	—	37,059	—	34,447	—	2,612	—	7.6%
Other	—	11,121	—	9,845	—	1,276	—	13.0%
Gross revenue	$273,535	$173,178	$210,932	$166,345	$62,603	$6,833	29.7%	4.1%
Rates. Revenues from our Rates asset class increased by $27.7 million or 13.1% to $238.9 million for the six months ended June 30, 2020 from $211.2 million for the six months ended June 30, 2019 primarily due to higher trading volumes for rates derivatives products, mortgages, and U.S. government bonds.
Credit. Revenues from our Credit asset class increased by $24.0 million or 30.4% to $103.1 million for the six months ended June 30, 2020 from $79.0 million for the six months ended June 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds and credit derivatives products.
Equities. Revenues from our Equities asset class increased by $11.9 million or 52.1% to $34.8 million for the six months ended June 30, 2020 from $22.9 million for the six months ended June 30, 2019 primarily due to higher trading volumes for U.S. and European ETFs and equity derivatives products.
Money Markets. Revenues from our Money Markets asset class increased by $1.9 million or 9.4% to $21.7 million for the six months ended June 30, 2020 from $19.9 million for the six months ended June 30, 2019 primarily due to increased volumes for repurchase agreements and certificates of deposit.
Market Data. Revenues from Market Data increased by $2.6 million or 7.6% to $37.1 million for the six months ended June 30, 2020 from $34.4 million for the six months ended June 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Other Fees. Revenues from Other Fees increased by $1.3 million or 13.0% to $11.1 million for the six months ended June 30, 2020 from $9.8 million for the six months ended June 30, 2019 primarily due to higher retail fees.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the six months ended June 30, 2020 and 2019, and the resulting percentage changes, were as follows:

	Six Months Ended June 30,
	2020		2019		ADV
	ADV	Volume	ADV	Volume	% Change
	(dollars in millions)
Rates	$548,558	$68,663,898	$470,238	$58,375,775	16.7%
Credit	25,508	3,191,217	14,314	1,776,835	78.2%
Equities	13,884	1,738,843	7,439	925,422	86.6%
Money Markets	249,542	31,229,868	207,863	25,797,704	20.1%
Total	$837,492	$104,823,827	$699,854	$86,875,736	19.7%

We believe the increases in average daily volumes for our rates, credit, equities and money markets asset classes in the six months ended June 30, 2020 can be attributed to various factors, including further electronification of trading activities across our asset classes, increase in market share, new products, new clients and increased volatility. Rates ADV increased due mainly to higher trading activity in interest rate swaps, swaptions, including short-tenor swaps, U.S. treasuries and mortgages. Credit ADV increased due mainly to higher trading activity in credit swaps as well as U.S. high-grade and high-yield credit. Equities Money Markets ADV increased due to the continued growth of bilateral electronic trading in repurchase agreements. Money Markets ADV increased mainly due to higher trading volumes in U.S. ETFs and equity options.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the six months ended June 30, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Rates	$2.00	$1.89	$0.11	6.0%
Cash Rates	$1.92	$1.83	$0.09	4.9%
Rates Derivatives	$2.13	$1.98	$0.15	7.6%
Swaps/Swaptions Tenor (greater than 1 year)	$3.15	$2.73	$0.42	15.4%
Other Rates Derivatives(1)	$0.17	$0.11	$0.06	54.5%

Credit	$28.93	$38.66	$(9.74)	(25.2)%
Cash Credit(2)	$133.65	$133.83	$(0.18)	(0.1)%
Credit Derivatives and U.S. Cash 'EP'	$6.54	$7.03	$(0.49)	(7.0)%

Equities	$17.26	$20.91	$(3.65)	(17.5)%
Cash Equities	$26.83	$28.85	$(2.02)	(7.0)%
Equity Derivatives	$5.06	$10.06	$(5.00)	(49.7)%

Money Markets (Cash)	$0.43	$0.48	$(0.05)	(10.2)%

Total Fees per Million	$2.61	$2.43	$0.18	7.5%
Total Fees per Million excluding Other Rates Derivatives(3)	$2.86	$2.63	$0.23	8.9%
(1)Includes swaps/swaptions of tenor less than 1 year and rates futures.
(2)The "Cash Credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. high-grade and high-yield electronically processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored swaps/swaptions and rates futures on blended fees per million across all periods presented.

Rates average variable fees per million increased due to growth of higher fee long-tenor swaps and cash products, despite being partially offset by growth in lower fee per million short-tenor swaps volumes. Credit average variable fees per million decreased due to higher growth in credit derivatives volumes, products which have a lower variable fee capture as compared to cash credit products. Equities average variable fees per million decreased due to the growth of U.S. Equity options, a product which has a lower variable fee capture as compared to other equity products. Money Markets average variable fees per million decreased due to a mix shift to lower fee per million repurchase agreements.

Our gross revenue by geography (based on client location) for the six months ended June 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$285,329	$242,090	$43,239	17.9%
International	161,384	135,187	26,197	19.4%
Gross revenue	$446,713	$377,277	$69,436	18.4%
U.S. Revenues from U.S. clients increased by $43.2 million or 17.9% to $285.3 million for the six months ended June 30, 2020 from $242.1 million for the six months ended June 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds, mortgages, U.S. ETFs, and U.S. government bonds.
International. Revenues from International clients increased by $26.2 million or 19.4% to $161.4 million for the six months ended June 30, 2020 from $135.2 million for the six months ended June 30, 2019 primarily due to increased trading volumes for rates derivatives products and European ETFs. Fluctuations in foreign currency rates for the six months ended June 30, 2020 decreased our International gross revenue by $1.2 million.
Operating Expenses
Our expenses for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Employee compensation and benefits	$179,386	$173,268	$6,118	3.5%
Depreciation and amortization	75,095	67,795	7,300	10.8%
Technology and communications	22,360	19,559	2,801	14.3%
General and administrative	15,863	18,454	(2,591)	(14.0)%
Professional fees	13,520	13,709	(189)	(1.4)%
Occupancy	7,235	7,260	(25)	(0.3)%
Total Expenses	$313,459	$300,045	$13,414	4.5%
Employee Compensation and Benefits. Employee compensation and benefits expense increased by $6.1 million or 3.5% to $179.4 million for the six months ended June 30, 2020 from $173.3 million for the six months ended June 30, 2019. The increase was primarily due to an $8.0 million increase in incentive compensation expenses tied to operating performance, $7.3 million increase in salary and benefits as a result of higher employee headcount, and an increase in commissions of $3.1 million due to higher revenues from our Wholesale client sector. This is partially offset by an $11.9 million decrease in non-cash stock-based compensation expense related to options. In April 2019, we recognized $18.9 million as compensation expense related to the Special Option Award immediately upon the completion of the IPO.
Depreciation and Amortization. Depreciation and amortization expense increased by $7.3 million or 10.8% to $75.1 million for the six months ended June 30, 2020 from $67.8 million for the six months ended June 30, 2019. The increase was the result of additions to internally capitalized software and computer hardware.

Technology and Communications. Technology and communications expense increased by $2.8 million or 14.3% to $22.4 million for the six months ended June 30, 2020 from $19.6 million for the six months ended June 30, 2019. The increase was primarily due to increased clearance and data fees as a result of higher trading volumes and increased investment in our data strategy and cyber-security.
General and Administrative. General and administrative expense decreased by $2.6 million or (14.0)% to $15.9 million for the six months ended June 30, 2020 from $18.5 million for the six months ended June 30, 2019. The decrease was primarily a result of lower travel and entertainment as well as marketing expenses, partially offset by higher insurance expenses.
Professional Fees. Professional fees decreased by $0.2 million or (1.4)% to $13.5 million for the six months ended June 30, 2020 from $13.7 million for the six months ended June 30, 2019. The decrease was primarily due to lower audit and tax advisory fees, partially offset by higher legal fees.
Occupancy. Occupancy expense remained flat at $7.2 million for the six months ended June 30, 2020.
Net Interest Income
Net interest income decreased by $0.6 million to net interest income of $0.4 million for the six months ended June 30, 2020 from net interest income of $1.0 million for the six months ended June 30, 2019 due to a decrease in interest rates and costs related to the Revolving Credit Facility, which did not begin until the second quarter of 2019.
Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2020 was approximately 21.5%, compared with 14.2% for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state and local taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state and local taxes and other discrete items.

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
Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, and our expected dividend payments. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement, generally over a 15 year period, will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of June 30, 2020 under the Tax Receivable Agreement were $373.0 million.
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
As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $559.9 million and $460.7 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available in money market funds or in fixed term deposits with a maximum maturity of three months.
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
Cash Dividends
On July 29, 2020, the board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2020. This dividend will be payable on September 15, 2020 to stockholders of record as of September 1, 2020.
In March and May 2020, Tradeweb Markets Inc. paid quarterly cash dividends to the holders of Class A common stock and Class B common stock in aggregate amounts of $13.4 million and $14.5 million, respectively.
Cash Distributions
On July 28, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $27.8 million payable on September 11, 2020.
In May 2020, TWM LLC made a cash distribution to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $18.1 million.

Indebtedness
As of June 30, 2020 and December 31, 2019, we had no outstanding indebtedness.
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
As of June 30, 2020, there were no amounts outstanding under the Revolving Credit Facility and we had availability of $500.0 million.
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
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to:
•incur additional indebtedness and guarantee indebtedness;
•create or incur liens;
•pay dividends and distributions or repurchase capital stock;
•make investments, loans and advances; and
•enter into certain transactions with affiliates.
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
The credit agreement that governs the Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. See Item 5, “Other Information” elsewhere in this Quarterly Report on Form 10-Q. If an event of default occurs, the lenders under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Revolving Credit Facility and all actions permitted to be taken by secured creditors under applicable law. As of June 30, 2020, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2020 and December 31, 2019, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $51.1 million and $53.2 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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

Our working capital as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Cash and cash equivalents	$559,889	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	66,821	30,641
Deposits with clearing organizations	10,955	9,724
Accounts receivable	101,512	92,814
Receivable from affiliates	1,482	2,525
Current assets	741,659	597,415
Payable to brokers and dealers and clearing organizations	66,697	30,452
Accrued compensation	71,879	119,415
Deferred revenue	27,428	23,990
Accounts payable, accrued expenses and other liabilities	38,675	32,834
Employee equity compensation payable	1,642	1,048
Lease liability	9,742	8,516
Payable to affiliates	3,164	1,506
Tax receivable agreement liability	28,729	6,949
Current liabilities	247,956	224,710
Working capital	$493,703	$372,705
Current assets
Current assets increased to $741.7 million as of June 30, 2020 from $597.4 million as of December 31, 2019 due to an increase in cash and cash equivalents and accounts receivable as a result of increased revenues and earnings and due to an increase in receivable from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
Current liabilities
Current liabilities increased to $248.0 million as of June 30, 2020 from $224.7 million as of December 31, 2019 due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions and an increase in the current portion of the tax receivable agreement liability.
See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”
Cash Flows
Our cash flows for the three months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash flows provided by operating activities	$164,553	$76,973
Net cash flows used in investing activities	(19,180)	(17,707)
Net cash flows used in financing activities	(42,169)	(155,650)
Effect of exchange rate changes on cash and cash equivalents	(4,026)	(138)
Net increase (decrease) in cash and cash equivalents	$99,178	$(96,522)

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
Net cash provided by operating activities for the six months ended June 30, 2020 was $164.6 million, an increase of 113.8% over 2019, primarily driven by an increase in gross revenue and a decrease in cash taxes and employee equity compensation cash payments.
Investing Activities
Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $19.2 million for the six months ended June 30, 2020, which consisted of $14.8 million of capitalized software development costs and $4.4 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $17.7 million for the six months ended June 30, 2019, which consisted of $13.9 million of capitalized software development costs and $3.8 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 was $42.2 million, primarily driven by the purchase of LLC Interests, dividend payments, and activity related to stock-based compensation exercises. Net cash used in financing activities for the six months ended June 30, 2019 was $155.7 million, primarily driven by the purchase of LLC Interests and pre-IPO capital distributions.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flow from operating activities	$164,553	$76,973
Less: Capitalization of software development costs	(14,798)	(13,914)
Less: Purchases of furniture, equipment and leasehold improvements	(4,382)	(3,793)
Free Cash Flow	$145,373	$59,266

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
The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(in thousands)
Net income	$42,408	$24,816	$104,893	$67,168
Net interest income (expense)	286	(175)	(413)	(1,033)
Depreciation and amortization	37,919	34,292	75,095	67,795
Stock-based compensation expense(1)	4,995	20,403	8,492	20,403
Provision for income taxes	12,945	6,314	28,774	11,097
Unrealized foreign exchange (gains) / losses	2,793	1,577	3,957	1,284
(Gain) / loss from revaluation of foreign denominated cash(2)	(37)	(302)	161	558
Adjusted EBITDA	$101,309	$86,925	$220,959	$167,272
Less: Depreciation and amortization	(37,919)	(34,292)	(75,095)	(67,795)
Add: Acquisition and Refinitiv Transaction related D&A(3)	27,131	24,133	53,404	47,342
Adjusted EBIT	$90,521	$76,766	$199,268	$146,819
Adjusted EBITDA margin(4)	47.8%	45.6%	49.5%	44.3%
Adjusted EBIT margin(4)	42.7%	40.3%	44.6%	38.9%
(1)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(2)Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.

(3)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)For the three and six months ended June 30, 2020, Adjusted EBITDA margin increased compared to the prior year period by 213 and 513 basis points, respectively, or 239 and 465 basis points on a constant currency basis. For the three and six months ended June 30, 2020, Adjusted EBIT margin increased compared to the prior year period by 238 and 569 basis points, or 265 and 523 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.
The table below provides a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019		Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	(in thousands except per share amounts)
Earnings per diluted share(1)	$0.16	(a)	$0.09	(a)	$0.41	(a)	0.19 / 0.09	(b)/ (a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	$—		$—		$—		$42,352	(b)
Net income attributable to Tradeweb Markets Inc.(1)	30,496	(a)	12,828	(a)	74,424	(a)	12,828	(a)
Net income attributable to non-controlling interests (1)(2)	11,912	(a)	11,988	(a)	30,469	(a)	11,988	(a)
Net income(1)	42,408	(a)	24,816	(a)	104,893	(a)	67,168	(b)/ (a)
Provision for income taxes	12,945		6,314		28,774		11,097
Acquisition and Refinitiv Transaction related D&A(3)	27,131		24,133		53,404		47,342
Stock-based compensation expense(4)	4,995		20,403		8,492		20,403
Unrealized foreign exchange (gains) / losses	2,793		1,577		3,957		1,284
(Gain) / loss from revaluation of foreign denominated cash(5)	(37)		(302)		161		558
Adjusted Net Income before income taxes	90,235		76,941		199,681		147,852
Adjusted income taxes(6)	(19,852)		(20,312)		(43,930)		(39,033)
Adjusted Net Income	$70,383		$56,629		$155,751		$108,819
Adjusted Diluted EPS (1)(7)	$0.30	(a)	$0.25	(a)	$0.67	(a)	$ 0.23 / 0.25	(b)/ (a)
(1)As a result of the Reorganization Transactions and the IPO completed in April 2019, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
(a)Presents information for Tradeweb Markets Inc. (post-IPO period).
(b)Presents information for Tradeweb Markets LLC (pre-IPO period).
See Note 15 — Earnings Per Share to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(2)For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(3)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(5)Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents corporate income taxes at an assumed effective tax rate of 22.0% and 26.4% applied to Adjusted Net Income before income taxes for the three and six months ended June 30, 2020 and 2019, respectively. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.
(7)Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the six months ended June 30, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets, Inc. (post-IPO period). Shares outstanding during the three and six months ended June 30, 2020 represent shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period). For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2020 and 2019:

				Pre-IPO Period	Post-IPO Period
Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2019
Diluted weighted average TWM LLC shares outstanding	—	—	—	223,320,457	—
Diluted weighted average shares of Class A and Class B common stock outstanding	185,489,824	150,847,183	180,008,891	—	150,847,183
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	48,132,630	79,289,005	52,888,588	—	79,289,005
Adjusted diluted weighted average shares outstanding	233,622,454	230,136,188	232,897,479	223,320,457	230,136,188
Adjusted Net Income (in thousands)	$70,383	$56,629	$155,751	$52,190	$56,629
Adjusted Diluted EPS	$0.30	$0.25	$0.67	$0.23	$0.25
(1)Assumes the exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
Prior to and following the IPO, we awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan. In accounting for the options issued under this plan, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. We started to expense the non-cash stock-based compensation related to the Special Option Award beginning in the second quarter of 2019, with a charge of $20.4 million ($18.9 million of which was charged immediately upon the completion of the IPO), and will continue to expense over the following three years. For more information, please see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan” in our definitive proxy statement for the 2020 Annual Meeting of Stockholders filed with the SEC on April 9, 2020.
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
Income Taxes
Tradeweb Markets Inc. is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including to us. TWM LLC records taxes for conducting business in certain state, local and foreign jurisdictions and records U.S. federal taxes for subsidiaries that are taxed as corporations for U.S. tax purposes. We currently record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure the deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. We record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future.
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
Tax Receivable Agreement
Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement.
We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by us using the net proceeds from the IPO. As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the October 2019 follow-on offering as well as additional exchanges of LLC Interests by Continuing LLC Owners. During the second quarter of 2020, the liability increased to $373.0 million primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners.

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
The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
% of revenue denominated in foreign currencies (1)	27%	30%	29%	30%
% of operating expenses denominated in foreign currencies (2)	16%	14%	15%	14%
(1)Gross revenue in foreign currencies is primarily denominated in Euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds.
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
The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	2020	2019	2020	2019
Increase (decrease) in gross revenue	$(500)	$(2,400)	$(1,200)	$(4,700)
Increase (decrease) in operating income	$(2,500)	$(2,100)	$(2,400)	$(5,300)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,				Six Months Ended June 30,
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)		2020		2019		2020		2019
Effect of 10% change on gross revenue	+/-	$6,400	+/-	$5,800	+/-	$14,500	+/-	$11,500
Effect of 10% change on operating income	+/-	$3,900	+/-	$3,600	+/-	$9,400	+/-	$7,300
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2020 and December 31, 2019, the notional amount of our foreign currency forward contracts was $127.1 million and $83.9 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in our Quarterly Report on Form 10-Q filed on May 12, 2020, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in our 2019 Form 10-K.
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

July 31, 2020	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

July 31, 2020	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)