Form 10-Q
period 2020-09-30
Tradeweb Markets Inc.
filed 2020-10-29
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 21, 2020
Class A Common Stock, par value $0.00001 per share	91,225,923
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	5,109,991
Class D Common Stock, par value $0.00001 per share	34,403,255

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
The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q relating to periods beginning on April 1, 2019, and through and including September 30, 2020, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The unaudited consolidated financial statements and other financial disclosures included elsewhere in this Quarterly Report on Form 10-Q do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.
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
•our dependence on dealer clients that, in some cases, are also stockholders;
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

PART I — FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$677,352	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	57,346	30,641
Deposits with clearing organizations	10,163	9,724
Accounts receivable, net of allowance for credit losses of $120 and $195 at September 30, 2020 and December 31, 2019, respectively	97,783	92,814
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	33,428	40,405
Right-of-use assets	28,073	24,504
Software development costs, net of accumulated amortization	169,877	173,086
Goodwill	2,694,797	2,694,797
Intangible assets, net of accumulated amortization	1,206,886	1,281,441
Receivable from affiliates	36	2,525
Deferred tax asset	516,051	256,450
Other assets	44,561	27,236
Total assets	$5,537,353	$5,095,334
Liabilities and Stockholders' Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$56,802	$30,452
Accrued compensation	101,436	119,415
Deferred revenue	29,857	23,990
Accounts payable, accrued expenses and other liabilities	36,791	32,834
Employee equity compensation payable	1,513	1,048
Lease liability	33,240	30,955
Payable to affiliates	4,977	1,506
Deferred tax liability	20,565	21,572
Tax receivable agreement liability	372,953	240,817
Total liabilities	658,134	502,589

Commitments and contingencies (Note 14)

Stockholders' Equity
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 90,985,582 shares issued and outstanding as of September 30, 2020	1	1
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 shares issued and outstanding as of September 30, 2020	1	1
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 5,109,991 shares issued and outstanding as of September 30, 2020	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 34,403,255 shares issued and outstanding as of September 30, 2020	—	1
Additional paid-in capital	3,940,592	3,329,386
Accumulated other comprehensive income	100	1,366
Retained earnings	116,161	47,833
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,056,855	3,378,588
Non-controlling interests	822,364	1,214,157
Total equity	4,879,219	4,592,745
Total liabilities and stockholders' equity	$5,537,353	$5,095,334
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Revenues
Transaction fees	$120,582		$112,746		$383,552		$319,338
Subscription fees	36,217		35,387		105,706		104,398
Commissions	39,593		37,590		120,201		108,200
Refinitiv market data fees	14,273		13,251		43,466		40,252
Other	2,205		2,007		6,658		6,070
Gross revenue	212,870		200,981		659,583		578,258

Expenses
Employee compensation and benefits	83,967		79,644		263,353		252,912
Depreciation and amortization	38,857		35,133		113,952		102,928
Technology and communications	12,037		9,527		34,397		29,086
General and administrative	8,657		7,507		24,520		25,961
Professional fees	7,388		7,272		20,908		20,981
Occupancy	3,443		3,640		10,678		10,900
Total expenses	154,349		142,723		467,808		442,768
Operating income	58,521		58,258		191,775		135,490
Net interest income (expense)	(349)		636		64		1,669
Income before taxes	58,172		58,894		191,839		137,159
Provision for income taxes	(11,124)		(10,316)		(39,898)		(21,413)
Net income	47,048		48,578		151,941		115,746
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—		—		—		42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	47,048		48,578		151,941		73,394
Less: Net income attributable to non-controlling interests	10,236		18,966		40,705		30,954
Net income attributable to Tradeweb Markets Inc.	$36,812		$29,612		$111,236		$42,440

EPS calculations for post-IPO and pre-IPO periods (1)
Earnings per share
Basic	$0.20	(a)	$0.21	(a)	$0.63	(a)	$0.19 / 0.30	(b)/ (a)
Diluted	$0.19	(a)	$0.20	(a)	$0.60	(a)	$0.19 / 0.28	(b)/ (a)
Weighted average shares outstanding
Basic	187,774,170	(a)	142,935,206	(a)	177,257,994	(a)	222,222,197 / 142,934,221	(b)/ (a)
Diluted	194,955,695	(a)	151,362,643	(a)	185,026,108	(a)	223,320,457 / 151,158,760	(b)/ (a)
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

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$36,812	$29,612	$111,236	$42,440
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	2,793	(1,329)	(1,024)	(1,976)
Comprehensive income attributable to Tradeweb Markets Inc.	$39,605	$28,283	$110,212	$40,464

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$10,236	$18,966	$40,705	$30,954
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	588	(737)	(715)	(1,096)
Comprehensive income attributable to non-controlling interests	$10,824	$18,229	$39,990	$29,858

Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC				$42,352
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC				988
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC				$43,340
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to exchanges of LLC Interests, net of offering costs and cancellations	1,920,941	—	—	—	(939,000)	—	(981,941)	(1)	(335)	—	—	—	(336)
Issuance of common stock from equity incentive plans	2,341,171	—	—	—	—	—	—	—	35,422	—	—	—	35,422
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	32,736	—	—	—	32,736
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	45,436	7	—	(45,443)	—
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(13,400)	—	(13,400)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,407	—	—	—	5,407
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	315	—	—	—	315
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,249	—	—	—	2,249
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(23,991)	—	—	—	(23,991)
Net income	—	—	—	—	—	—		—	—	—	43,928	18,557	62,485
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,552)	—	(1,232)	(4,784)
Balance at March 31, 2020	70,670,440	$1	96,933,192	$1	7,389,983	$—	49,871,231	$—	$3,426,625	$(2,179)	$78,361	$1,186,039	$4,688,848
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	17,747,968	—	—	—	(2,279,992)	—	(15,467,976)	—	(1,406)	—	—	—	(1,406)
Issuance of common stock from equity incentive plans	2,223,700	—	—	—	—	—	—	—	27,197	—	—	—	27,197
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	127,846	—	—	—	127,846
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	379,623	(249)	—	(379,374)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,605)	(3,605)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(14,483)	—	(14,483)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,392	—	—	—	7,392
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	1,675	—	—	—	1,675
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,279	—	—	—	1,279
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(47,672)	—	—	—	(47,672)
Net income	—	—	—	—	—	—	—	—	—	—	30,496	11,912	42,408
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(265)	—	(71)	(336)
Balance at June 30, 2020	90,642,108	$1	96,933,192	$1	5,109,991	$—	34,403,255	$—	$3,922,559	$(2,693)	$94,374	$814,901	$4,829,143
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	—	—	—	—	—	—	—	—	(766)	—	—	—	(766)
Issuance of common stock from equity incentive plans	343,474	—	—	—	—	—	—	—	10,700	—	—	—	10,700
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(1,478)	—	—	1,478	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(4,839)	(4,839)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(15,025)	—	(15,025)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	6,778	—	—	—	6,778
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	1,684	—	—	—	1,684
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,295	—	—	—	1,295
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(180)	—	—	—	(180)
Net income	—	—	—	—	—	—	—	—	—	—	36,812	10,236	47,048
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2,793	—	588	3,381
Balance at September 30, 2020	90,985,582	$1	96,933,192	$1	5,109,991	$—	34,403,255	$—	$3,940,592	$100	$116,161	$822,364	$4,879,219
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share amounts)
(Unaudited)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at Balance at December 31, 2018	$4,573,200	—	$—	—	$—	—	$—	—	$—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019	4,597,857	—	$—	—	$—	—	$—	—	$—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)		—	—	—									(100,000)
Effect of the reorganization transactions	(4,497,857)	—	—	—	—	—	—	—	—	4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(15,856)	—	—	—	(15,854)
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions and IPO	—	—	—	—	—	—	—	—	—	(78,232)	—	—	—	(78,232)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,909)	(11,909)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	6,763	—	—	—	6,763
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	20,403	—	—	—	20,403
Net income	—	—	—	—	—	—	—	—	—	—	—	12,828	11,988	24,816
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(647)	—	(359)	(1,006)
Balance at June 30, 2019	—	46,000,000	$—	96,933,192	$1	10,006,269	$—	69,282,736	$1	$2,846,681	$(525)	$1,393	$1,607,249	$4,454,800
Issuance of common stock, net of offering costs and cancellations	—	9,753	—	—	—	—	—	—	—	—	—	—	—	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	73	—	—	(73)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,772)	(11,772)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	—	(11,435)	—	(11,435)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	7,136	—	—	—	7,136
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	1,995	—	—	—	1,995
Net income	—	—	—	—	—	—	—	—	—	—	—	29,612	18,966	48,578
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(1,329)	—	(737)	(2,066)
Balance at September 30, 2019	—	46,009,753	$—	96,933,192	$1	10,006,269	$—	69,282,736	$1	$2,855,885	$(1,854)	$19,570	$1,613,633	4,487,236

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$151,941	$115,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,952	102,928
Stock-based compensation expense	28,074	41,092
Deferred taxes	34,735	(9,018)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(356)	(31,263)
Deposits with clearing organizations	(477)	(679)
Accounts receivable	(5,957)	(9,421)
Receivable from/payable to affiliates, net	6,026	(1,020)
Other assets	(17,462)	(8,241)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	24,938
Accrued compensation	(17,312)	(25,142)
Deferred revenue	5,868	682
Accounts payable, accrued expenses and other liabilities	4,022	6,609
Employee equity compensation payable	478	(16,746)
Net cash provided by operating activities	303,532	190,465
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(6,484)	(8,567)
Capitalized software development costs	(22,864)	(21,200)
Net cash used in investing activities	(29,348)	(29,767)
Cash flows from financing activities
Pre-IPO capital distributions	—	(120,000)
Proceeds from stock-based compensation exercises	69,534	—
Proceeds from issuance of Class A common stock in the IPO and follow-on offerings, net of underwriting discounts	626,267	1,161,270
Purchase of LLC Interests	(626,267)	(1,161,270)
Offering costs from issuance of Class A common stock in the IPO and follow-on offerings	(2,403)	(12,306)
Dividends	(42,908)	(22,869)
Capital distributions to non-controlling interests	(8,443)	(23,681)
Payroll taxes paid for stock-based compensation exercises	(71,843)	—
Net cash used in financing activities	(56,063)	(178,856)
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(2,016)
Net increase (decrease) in cash and cash equivalents	216,641	(20,174)
Cash and cash equivalents and restricted cash
Beginning of period	461,711	411,304
End of period	$678,352	$391,130
Supplemental disclosure of cash flow information
Income taxes paid	$17,034	$30,287
Non-cash financing activities
Items arising from LLC Interest ownership changes
Establishment of liabilities under tax receivable agreement	$132,136	$171,426
Deferred tax asset	$296,504	$93,194

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:
	September 30, 2020	December 31, 2019
Cash and cash equivalents	677,352	460,711
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$678,352	$461,711
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
The Corporation is a consolidating subsidiary of BCP York Holdings, (“BCP”) a company owned by certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”), through BCP’s majority ownership interest in Refinitiv Holdings Limited (the “Parent” and, unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”). As of September 30, 2020, Refinitiv owns a majority ownership interest in the Company (as defined below).
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of September 30, 2020, Tradeweb Markets Inc. owns 82.6% of TWM LLC and the Continuing LLC Owners (defined below) own the remaining 17.4% of TWM LLC.
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
LSEG Transaction
On August 1, 2019, London Stock Exchange Group plc announced that it has agreed to definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as Thomson Reuters Corporation ("TR") to acquire the Refinitiv business in an all share transaction (the “LSEG Transaction”). The LSEG Transaction is subject to customary regulatory approvals and closing conditions, and is expected to close in the first quarter of 2021. There can be no assurance that the LSEG transaction will be consummated on the expected timing or at all.
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
Deferred IPO and Follow-On Offering Costs
The Company began incurring costs in connection with the filing of a Registration Statement on Form S-1 for an IPO in 2018 and Registration Statements on Form S-1 for follow-on offerings in 2019 and 2020. IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. At September 30, 2020, $15.9 million of deferred costs related to the IPO and $5.1 million of deferred costs related to the follow-on offerings were recognized within additional paid-in capital on the consolidated statements of financial condition.  See Note 8 – Stockholders’ Equity.
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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
3.    Restricted Cash

Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of September 30, 2020 and December 31, 2019, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill at September 30, 2020 and December 31, 2019 was $2.7 billion.
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

Amount
Licenses	$168,800
Tradename	154,300
Total	$323,100
Intangible assets that are subject to amortization consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020			December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	12 years	$928,200	$(154,700)	$773,500	$928,200	$(96,687)	$831,513
Content and data	7 years	154,400	(44,114)	110,286	154,400	(27,572)	126,828
		$1,082,600	$(198,814)	$883,786	$1,082,600	$(124,259)	$958,341
Amortization expense for definite-lived intangible assets was $24.9 million for each of the three months ended September 30, 2020 and 2019, respectively, and $74.6 million for each of the nine months ended September 30, 2020 and 2019.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$94,122	$26,460	$87,574	$25,172
Subscription Fees including Refinitiv market data fees	400	50,090	440	48,198
Commissions	29,497	10,096	27,840	9,750
Other	117	2,088	87	1,920
Gross revenue	$124,136	$88,734	$115,941	$85,040

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$305,848	$77,704	$246,066	$73,272
Subscription Fees including Refinitiv market data fees	1,280	147,892	1,330	143,320
Commissions	90,079	30,122	78,785	29,415
Other	464	6,194	692	5,378
Gross revenue	$397,671	$261,912	$326,873	$251,385
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2019	$23,990
New billings	87,153
Revenue recognized	(81,286)
Deferred revenue balance - September 30, 2020	$29,857
6.    Income Taxes
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was approximately 20.8% and 15.6%, respectively.
The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and other discrete items, partially offset by state and local taxes.
The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was approximately 19.1% and 17.5%, respectively.

The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state, local and foreign taxes and other discrete items.
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

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the September 30, 2020 consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. At September 30, 2020, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.

The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. At September 30, 2020, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.
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

As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the IPO and the October 2019 follow-on offering, as well as additional exchanges of LLC Interests by Continuing LLC Owners. During 2020, the liability increased to $373.0 million, primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners. Substantially all payments due under the tax receivable agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.

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
Redemptions and Exchanges of LLC Interests
In addition to the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering transactions described above, certain Continuing LLC Owners may, from time to time, exercise their redemption rights under the TWM LLC Agreement, pursuant to which LLC Interests are exchanged for newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, shares of Class C and/or Class D common stock are surrendered by the Continuing LLC Owners and cancelled. In connection with these exchanges, Tradeweb Markets Inc. receives LLC Interests, increasing its total ownership interest in TWM LLC.
As a result of the Reorganization Transactions, the IPO, the October 2019 follow-on offering, the April 2020 follow-on offering and other exchanges and equity activity, as of September 30, 2020:
•The public investors collectively owned 90,985,582 shares of the Company's Class A common stock, representing 6.5% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 40.0% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of the Company's Class B common stock and 22,988,329 shares of the Company's Class D common stock, representing 85.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 52.7% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 5,109,991 shares of the Company's Class C common stock and 11,285,182 shares of the Company's Class D common stock, representing 8.4% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 7.2% of the economic interest in TWM LLC.
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

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2020		September 30, 2019
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	187,918,774	82.6%	142,942,945	64.3%
Number of LLC Interests held by non-controlling interests	39,513,246	17.4%	79,289,005	35.7%
Total LLC Interests outstanding	227,432,020	100.0%	222,231,950	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 8 – Stockholders’ Equity.
The following table summarizes the impact on equity due to changes in the Corporation’s ownership interest in Tradeweb Markets LLC (in thousands):

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributable to Tradeweb Markets Inc.	$36,812	$29,612	$111,236	$42,440
Transfers (to) from non-controlling interests:
Change in non-controlling interests as a result of ownership changes	(1,478)	73	423,339	(1,607,456)
Net transfers (to) from non-controlling interests	(1,478)	73	423,339	(1,607,456)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$35,334	$29,685	$534,575	$(1,565,016)
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
The following table summarizes information for equity-settled PRSUs of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PRSUs (Equity-Settled)	2020	2019	2020	2019
PRSUs (equity-settled) granted	—	—	360,609	776,603
Weighted-average grant-date fair value	$—	$—	$38.87	$21.65
PRSUs (equity-settled) compensation expense (in thousands)	$6,778	$7,136	$19,577	$18,807
The amount of unrecognized compensation expense for equity-settled PRSUs is $36.0 million, which is expected to be recognized over a weighted-average period of 1.74 years.

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
The following table summarizes information for cash-settled PRSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
PRSUs (Cash-Settled)	2020	2019	2020	2019
PRSUs (cash-settled) granted	—	—	—	—
Weighted-average grant-date fair value	$—	$—	$—	$—
PRSUs (cash-settled) compensation expense (in thousands)	$(130)	$219	$476	$738
The amount of unrecognized compensation expense is $0.1 million, which is expected to be recognized over a weighted-average period of 0.25 years.
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
The following table summarizes information for options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Options	2020	2019	2020	2019
Options granted	—	205,000	—	386,115
Weighted-average grant-date fair value	$—	$11.45	$—	$7.48
Option compensation expense (in thousands)	$1,295	$1,995	$4,823	$22,398
The amount of unrecognized compensation expense for options is $4.4 million, which is expected to be recognized over a weighted-average period of 1.83 years.
RSUs
In 2020, the Company expanded its restricted stock unit (“RSU”) grants under the Omnibus Equity Plan to employees. Previously, RSU grants were limited to non-employee directors. RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSUs granted to employees vest one-third each year over a three-year period. RSUs granted to non-

employee directors vest after one year. The fair value of the RSUs is calculated on the grant date using the stock price of the Class A common stock.
The following table summarizes information for RSUs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
RSUs	2020	2019	2020	2019
RSUs granted	—	—	493,878	—
Weighted-average grant-date fair value	$—	$—	$38.91	$—
RSUs compensation expense (in thousands)	$1,684	$—	$3,674	$—

The amount of unrecognized compensation expense is $15.6 million, which is expected to be recognized over a weighted-average period of 2.44 years.
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
At September 30, 2020 and December 31, 2019, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$2,609	$—
Receivable from affiliates	36	2,525
Accounts payable, accrued expenses and other liabilities	539	—
Deferred revenue	4,185	4,733
Payable to affiliates	4,977	1,506
The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Transaction fees (1)	$—	$—	$—	$59,643
Subscription fees (1)	—	—	—	5,670
Commissions (1)	—	—	—	16,186
Refinitiv market data fees (2)	14,273	13,251	43,466	40,252
Other Income and Expenses:(3)
Interest income	—	—	—	858
Shared Services Fees: (4)
Technology and communications	740	740	2,220	2,220
General and administrative	—	24	(596)	406
Occupancy	—	123	15	434
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

The Company reimburses affiliates of Refinitiv for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three and nine months ended September 30, 2020, the Company reimbursed such affiliates a net amount of approximately $0.1 million and $1.3 million, respectively, for these expenses. For the three and nine months ended September 30, 2019, the Company reimbursed such affiliates approximately $1.2 million and $5.5 million, respectively, for these expenses.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. $2.0 million is included in additional paid-in capital on the September 30, 2020 consolidated statement of financial condition related to these offering costs.
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
The Company has no instruments that are classified within level 2 or level 3 of the fair value hierarchy.
The fair value measurements are as follows (in thousands):

Successor	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Assets
Money market funds	$585,435	$—	$—	$585,435
	$585,435	$—	$—	$585,435
As of December 31, 2019
Assets
Money market funds	$219,158	$—	$—	$219,158
	$219,158	$—	$—	$219,158
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
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. At September 30, 2020, the Company maintained an allowance for credit losses of $0.1 million with regard to these receivables. At December 31, 2019, the allowance for doubtful accounts was $0.2 million.
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
The following table presents the activity in the allowance for credit losses for accounts receivable for the period ended September 30, 2020 (in thousands):

Amount
Beginning balance, prior to adoption of ASC 326 - December 31, 2019	$195
Current-period provision for expected credit losses	239
Write-offs charged against the allowance	(54)
Recoveries collected	(260)
Ending balance - September 30, 2020	$120
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
As of September 30, 2020, there were no amounts outstanding under the Credit Facility.
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
The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets Inc. (post-IPO period):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

EPS: Post-IPO net income attributable to Tradeweb Markets Inc.	(in thousands, except share and per share amounts)
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$36,812	$29,612	$111,236	$42,440

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	187,774,170	142,935,206	177,257,994	142,934,221
Dilutive effect of equity-settled PRSUs	2,584,192	2,492,381	2,371,727	2,355,938
Dilutive effect of options	4,402,391	5,935,056	5,264,106	5,868,601
Dilutive effect of RSUs	194,942	—	132,281	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	194,955,695	151,362,643	185,026,108	151,158,760

Earnings per share - Basic	$0.20	$0.21	$0.63	$0.30
Earnings per share - Diluted	$0.19	$0.20	$0.60	$0.28

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

Nine Months Ended
September 30, 2019

EPS: Pre-IPO net income attributable to Tradeweb Markets LLC(1)	(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC	$42,352

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197
Dilutive effect of equity-settled PRSUs	1,098,260
Weighted average LLC Interests outstanding - Diluted	223,320,457

Earnings per share - Basic	$0.19
Earnings per share - Diluted	$0.19
(1)Earnings per share and weighted average shares outstanding for the pre-IPO period has been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC interests.

For the three and nine months ended September 30, 2020, there were approximately 179,508 and 264,882 weighted-average options and RSUs, respectively, that were anti-dilutive. As a result, these shares, which are still outstanding, were excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2019, there were approximately 247,491 and 126,667 weighted-average options and equity-settled PRSUs, respectively, that were anti-dilutive and thus excluded from the computation of diluted earnings per share.
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 39,513,246 and 48,397,598 weighted-average LLC Interests for the assumed exchange of non-controlling interests, for the three and nine months ended September 30, 2020, respectively, were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the post-IPO periods.
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
At September 30, 2020 and December 31, 2019, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU are as follows (in thousands):

As of September 30, 2020	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$62,001	$58,727	$23,509	$52,520	$10,956	$5,936
Regulatory Capital Requirement	1,710	1,805	634	31,953	3,714	1,773
Excess Regulatory Capital	$60,291	$56,922	$22,875	$20,567	$7,242	$4,163

As of December 31, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$42,317	$52,016	$33,807	$49,611	$11,851	$6,217
Regulatory Capital Requirement	2,396	2,026	664	21,856	8,565	1,701
Excess Regulatory Capital	$39,921	$49,990	$33,143	$27,755	$3,286	$4,516
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	As of September 30, 2020		As of December 31, 2019
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$26,831	$13,898	$21,303	$13,707
Required Financial Resources	13,500	5,595	10,500	5,505
Excess Financial Resources	$13,331	$8,303	$10,803	$8,202

Liquid Financial Assets	$14,012	$7,564	$18,168	$7,583
Required Liquid Financial Assets	6,750	2,798	5,250	2,753
Excess Liquid Financial Assets	$7,262	$4,766	$12,918	$4,830
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross revenue:
Institutional	$131,860	$120,858	$407,464	$341,167
Wholesale	44,959	43,040	136,967	124,416
Retail	17,453	20,169	59,495	61,314
Market Data	18,598	16,914	55,657	51,361
Total revenue	212,870	200,981	659,583	578,258
Operating expenses	154,349	142,723	467,808	442,768
Operating income	$58,521	$58,258	$191,775	$135,490
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
The following table provides a breakdown of revenue by geographic area for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S.	$136,785	$126,599	$422,114	$368,689
International	76,085	74,382	237,469	209,569
Gross Revenue	$212,870	$200,981	$659,583	$578,258

The following table provides information on the attribution of long-lived assets by geographic area as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Long-lived assets
U.S.	$4,116,769	$4,200,133
International	16,292	14,100
Total	$4,133,061	$4,214,233
18.    Subsequent Events
On October 27, 2020, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2020. This dividend will be payable on December 15, 2020 to stockholders of record as of December 1, 2020.
On October 24, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $25.0 million payable on December 11, 2020.

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
Trends and Other Factors Impacting Our Performance

COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees, and by mid-March 2020, nearly all of our employees around the world were working remotely and most continue to work remotely.
In light of the unprecedented market volatility and significant economic disruption that has arisen in the wake of the pandemic, we have worked closely with our clients to provide flexible and secure access to our platforms, and to ensure that we would be a stable and resilient partner across multiple asset classes-so they can reliably manage their core cash and derivatives needs in the diverse markets we serve, even as their own businesses may face disruptions. Our employees and clients together have adapted to working remotely and we have helped our clients navigate the market volatility through multi-asset class and multi-protocol electronic offerings. We believe the strong volumes we experienced on our platforms in March 2020 and since are reflective of these factors.
The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders and business limitations and shutdowns. While we have safely re-opened our offices with capacity limitations consistent with local guidelines, we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary. In addition, we believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by COVID-19.
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
April 2020 Follow-On Offering
On April 27, 2020, Tradeweb Markets Inc. completed its follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders (and the corresponding shares of common stock held by such holders were cancelled) and (ii) 596,418 issued and outstanding shares of Class A common stock from certain of our executive officers (and such shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $50.25, less the underwriting discounts and commissions payable thereon. As of September 30, 2020, Tradeweb Markets Inc. owns 82.6% of TWM LLC and the Continuing LLC Owners own the remaining 17.4% of TWM LLC.
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
Technology and Cybersecurity Environment
Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements by utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on and invest in technology infrastructure initiatives and continually improve and expand our platforms and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments, which may result in increased costs, to strengthen our cybersecurity measures.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of September 30, 2020, we owned 82.6% of TWM LLC and the Continuing LLC Owners owned the remaining 17.4% of TWM LLC.
The result of the foregoing is that, during the second quarter of 2019, we began reporting net income attributable to non-controlling interests.
Results of Operations
For the Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019
The following table sets forth a summary of our statements of income for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Gross revenue	$212,870	$200,981	$11,889	5.9%
Total expenses	154,349	142,723	11,626	8.1%
Operating income	58,521	58,258	263	0.5%
Net interest income (expense)	(349)	636	(985)	(154.9)%
Income before taxes	58,172	58,894	(722)	(1.2)%
Provision for income taxes	(11,124)	(10,316)	(808)	7.8%
Net income	47,048	48,578	(1,530)	(3.1)%
Less: Net income attributable to non-controlling interests	10,236	18,966	(8,730)	(46.0)%
Net income attributable to Tradeweb Markets Inc.	$36,812	$29,612	$7,200	24.3%

Overview

During the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, our results benefited from higher client trading activity in our credit asset class.  Our expenses increased primarily due to higher employee compensation and benefits expense, as well as higher depreciation and amortization expense. The increase in depreciation and amortization expense was as a result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”).
Gross revenue increased by $11.9 million or 5.9% to $212.9 million for the three months ended September 30, 2020 from $201.0 million for the three months ended September 30, 2019. The increase in gross revenue was mainly due to higher trading volumes, primarily in U.S. credit. The impact of increased trading volumes and fees across all asset classes resulted in a $7.8 million increase in transaction fees and a $2.0 million increase in commissions.
Total expenses increased by $11.6 million or 8.1% to $154.3 million for the three months ended September 30, 2020 from $142.7 million for the three months ended September 30, 2019. Our expenses increased primarily due to higher employee compensation and benefits expense, as well as depreciation and amortization expense, partially offset by lower travel and entertainment expenses.
Income before taxes decreased $0.7 million or 1.2% to $58.2 million for the three months ended September 30, 2020 from $58.9 million for the three months ended September 30, 2019. Net income decreased $1.5 million or 3.1% to $47.0 million for the three months ended September 30, 2020 from $48.6 million for the three months ended September 30, 2019. Net income attributable to Tradeweb Markets Inc. increased $7.2 million or 24.3% to $36.8 million for the three months ended September 30, 2020 from $29.6 million for the three months ended September 30, 2019. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the three months ended September 30, 2020 benefited from higher gross revenue of $11.9 million, partially offset by higher expenses.
Revenues
Our revenues for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020		2019
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees	$120,582	56.7%	$112,746	56.1%	$7,836	7.0%
Subscription fees(1)	50,490	23.7%	48,638	24.2%	1,852	3.8%
Commissions	39,593	18.6%	37,590	18.7%	2,003	5.3%
Other	2,205	1.0%	2,007	1.0%	198	9.9%
Gross revenue	$212,870	100.0%	$200,981	100.0%	$11,889	5.9%
Components of gross revenue growth:
Constant currency growth(2)						4.7%
Foreign currency impact						1.2%
Gross revenue growth						5.9%
(1)Subscription fees for the three months ended September 30, 2020 and 2019 include $14.3 million and $13.3 million, respectively, of Refinitiv market data fees.
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

Transaction fees. Transaction fees increased by $7.8 million or 7.0% to $120.6 million for the three months ended September 30, 2020 from $112.7 million for the three months ended September 30, 2019 primarily due to increased trading volumes for U.S. corporate bonds and mortgages, partially offset by lower trading volumes for rates derivatives products.
Subscription fees. Subscription fees increased by $1.9 million or 3.8% to $50.5 million for the three months ended September 30, 2020 from $48.6 million for the three months ended September 30, 2019 primarily due to higher market data fees.
Commissions.  Commissions increased by $2.0 million or 5.3% to $39.6 million for the three months ended September 30, 2020 from $37.6 million for the three months ended September 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds, partially offset by lower commissions for U.S. government bonds.
Other. Other revenue increased by $0.2 million or 9.9% to $2.2 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019 primarily as a result of revenue from our APA reporting service.
Our gross revenue by client sector for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$131,860	$120,858	$11,002	9.1%
Wholesale	44,959	43,040	1,919	4.5%
Retail	17,453	20,169	(2,716)	(13.5)%
Market Data	18,598	16,914	1,684	10.0%
Gross revenue	$212,870	$200,981	$11,889	5.9%
Institutional. Revenues from our Institutional client sector increased by $11.0 million or 9.1% to $131.9 million for the three months ended September 30, 2020 from $120.9 million for the three months ended September 30, 2019. The increase was derived primarily from increased volumes for U.S. corporate bonds and mortgages, partially offset by lower trading volumes for euro-denominated interest rate swaps and ETFs.
Wholesale. Revenues from our Wholesale client sector increased by $1.9 million or 4.5% to $45.0 million for the three months ended September 30, 2020 from $43.0 million for the three months ended September 30, 2019. The increase was derived primarily from higher trading activity for U.S. corporate bonds, partially offset by lower fees for U.S. government bonds.
Retail. Revenues from our Retail client sector decreased by $2.7 million or 13.5% to $17.5 million for the three months ended September 30, 2020 from $20.2 million for the three months ended September 30, 2019. The decrease was derived primarily from lower revenues from U.S. corporate bonds, certificates of deposit, and U.S. government bonds.
Market Data. Revenues from our Market Data client sector increased by $1.7 million or 10.0% to $18.6 million for the three months ended September 30, 2020 from $16.9 million for the three months ended September 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our gross revenue by asset class for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$115,766	$115,505	$261	0.2%
Credit	50,216	39,578	10,638	26.9%
Equities	11,857	12,333	(476)	(3.9)%
Money Markets	10,491	10,480	11	0.1%
Market Data	18,598	16,914	1,684	10.0%
Other Fees	5,942	6,171	(229)	(3.7)%
Gross revenue	$212,870	$200,981	$11,889	5.9%
Our variable and fixed revenues by asset class for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020		2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$64,139	$51,627	$64,885	$50,620	$(746)	$1,007	(1.1)%	2.0%
Credit	44,278	5,938	34,417	5,161	9,861	777	28.7%	15.1%
Equities	9,329	2,528	9,896	2,437	(567)	91	(5.7)%	3.7%
Money Markets	6,390	4,101	6,743	3,737	(353)	364	(5.2)%	9.7%
Market Data	—	18,598	—	16,914	—	1,684	—	10.0%
Other	—	5,942	—	6,171	—	(229)	—	(3.7)%
Gross revenue	$124,136	$88,734	$115,941	$85,040	$8,195	$3,694	7.1%	4.3%
Rates. Revenues from our Rates asset class increased by $0.3 million or 0.2% to $115.8 million for the three months ended September 30, 2020 from $115.5 million for the three months ended September 30, 2019 primarily due to higher trading volumes for mortgages, partially offset by lower fees from U.S. government bonds and euro-denominated interest rate swaps.
Credit. Revenues from our Credit asset class increased by $10.6 million or 26.9% to $50.2 million for the three months ended September 30, 2020 from $39.6 million for the three months ended September 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds.
Equities. Revenues from our Equities asset class decreased by $0.5 million or 3.9% to $11.9 million for the three months ended September 30, 2020 from $12.3 million for the three months ended September 30, 2019 primarily due to lower fees for ETFs, partially offset by higher trading volumes for equity derivatives products.
Money Markets. Revenues from our Money Markets asset class were unchanged at $10.5 million for the three months ended September 30, 2020 and the three months ended September 30, 2019.
Market Data. Revenues from Market Data increased by $1.7 million or 10.0% to $18.6 million for the three months ended September 30, 2020 from $16.9 million for the three months ended September 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Other Fees. Revenues from Other Fees decreased by $0.2 million or 3.7% to $5.9 million for the three months ended September 30, 2020 from $6.2 million for the three months ended September 30, 2019 primarily due to lower retail fees.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2020 and 2019, and the resulting percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020		2019		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$490,114	$31,563,939	$563,416	$36,307,193	(13.0)%
Credit	19,574	1,271,118	17,218	1,117,129	13.7%
Equities	9,032	582,772	7,345	476,130	23.0%
Money Markets	261,590	16,847,205	228,795	14,701,645	14.3%
Total	$780,311	$50,265,034	$816,774	$52,602,097	(4.5)%

Rates. ADV for Rates decreased due to lower trading activity in both long and short-tenor swaps. Excluding short-tenor swaps, Rates ADV increased by 9.3%.

Credit. ADV for Credit increased due to higher trading activity in U.S. High Grade and High Yield credit and credit swaps.

Equities. ADV for Equities increased mainly due to higher trading volumes in U.S. ETFs and equity futures.

Money Markets. ADV for Money Markets increased due to the continued growth of bilateral electronic trading in repurchase agreements.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
Rates	$2.03	$1.79	$0.24	13.7%
Cash Rates	$1.83	$1.95	$(0.12)	(6.0)%
Rates Derivatives	$2.37	$1.62	$0.75	46.4%
Swaps / Swaptions Tenor (greater than 1 year)	$3.37	$3.00	$0.37	12.1%
Other Rates Derivatives(1)	$0.25	$0.05	$0.20	412.0%

Credit	$34.83	$30.81	$4.02	13.1%
Cash Credit(2)	$127.70	$117.59	$10.11	8.6%
Credit Derivatives and U.S. Cash "EP"	$6.01	$6.23	$(0.22)	(3.7)%

Equities	$16.01	$20.78	$(4.77)	(23.0)%
Cash Equities	$20.38	$28.09	$(7.71)	(27.4)%
Equity Derivatives	$9.46	$9.26	$0.20	2.2%

Money Markets (Cash)	$0.38	$0.46	$(0.08)	(17.3)%

Total Fees per Million	$2.47	$2.20	$0.27	12.0%
Total Fees per Million excluding Other Rates Derivatives(3)	$2.65	$2.62	$0.03	1.1%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The "cash credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on blended fees per million across all periods presented.
Rates. Average variable fees per million for rates increased due to a mix shift toward higher fees per million long-tenor swaps products and away from lower fees per million short-tenor swaps products. Average fees per million for cash rates decreased due to increased volumes for low fee per million mortgages.
Credit. Average variable fees per million for credit increased due to higher growth in fully electronic High Grade (HG) and High Yield (HY) cash credit products, which have a higher variable fee capture as compared to credit derivatives and U.S. HG and HY Electronically Processed (EP) activity.
Equities. Average variable fees per million for equities overall decreased due to a mix shift to lower fees per million wholesale ETF activity and away from institutional ETF activity.
Money Markets. Average variable fees per million for money markets decreased due to a mix shift from higher variable fees per million U.S. certificates of deposit to lower variable fees per million repurchase agreements.
Our gross revenue by geography (based on client location) for the three months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$136,785	$126,599	$10,186	8.0%
International	76,085	74,382	1,703	2.3%
Gross revenue	$212,870	$200,981	$11,889	5.9%
U.S. Revenues from U.S. clients increased by $10.2 million or 8.0% to $136.8 million for the three months ended September 30, 2020 from $126.6 million for the three months ended September 30, 2019 primarily due to higher trading volumes for U.S. corporate bonds and mortgages.

International. Revenues from International clients increased by $1.7 million or 2.3% to $76.1 million for the three months ended September 30, 2020 from $74.4 million for the three months ended September 30, 2019 primarily due to increased trading volumes for dollar swaps, U.S. corporate bonds, and higher market data revenue, partially offset by lower trading volumes for euro-denominated interest rate swaps. Fluctuations in foreign currency rates for the three months ended September 30, 2020 increased our International gross revenue by $2.1 million.
Operating Expenses
Our expenses for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands)
Employee compensation and benefits	$83,967	$79,644	$4,323	5.4%
Depreciation and amortization	38,857	35,133	3,724	10.6%
Technology and communications	12,037	9,527	2,510	26.3%
General and administrative	8,657	7,507	1,150	15.3%
Professional fees	7,388	7,272	116	1.6%
Occupancy	3,443	3,640	(197)	(5.4)%
Total Expenses	$154,349	$142,723	$11,626	8.1%
Employee Compensation and Benefits. Employee compensation and benefits expense increased by $4.3 million or 5.4% to $84.0 million for the three months ended September 30, 2020 from $79.6 million for the three months ended September 30, 2019. The increase was primarily due to an increase in salaries and benefits as a result of increased employee headcount, and an increase in commissions due to higher revenues from our Wholesale client sector.

Depreciation and Amortization. Depreciation and amortization expense increased by $3.7 million or 10.6% to $38.9 million for the three months ended September 30, 2020 from $35.1 million for the three months ended September 30, 2019. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Technology and communications expense increased by $2.5 million or 26.3% to $12.0 million for the three months ended September 30, 2020 from $9.5 million for the three months ended September 30, 2019. The increase was primarily due to increased clearance and data fees, and increased investment in our data strategy and cybersecurity.
General and Administrative. General and administrative expense increased by $1.2 million or 15.3% to $8.7 million for the three months ended September 30, 2020 from $7.5 million for the three months ended September 30, 2019. The increase was primarily a result of higher foreign exchange losses and insurance expense, partially offset by lower travel and entertainment expenses.
Professional Fees. Professional fees increased by $0.1 million or 1.6% to $7.4 million for the three months ended September 30, 2020 from $7.3 million for the three months ended September 30, 2019.
Occupancy. Occupancy expense decreased by $0.2 million or 5.4% to $3.4 million for the three months ended September 30, 2020 from $3.6 million for the three months ended September 30, 2019. The decrease was primarily a result of lower office rent expenses.
Net Interest Income (Expense)
Net interest income (expense) decreased by $1.0 million to net interest expense of $(0.3) million for the three months ended September 30, 2020 from net interest income of $0.6 million for the three months ended September 30, 2019 due to a decrease in interest rates.

Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the three months ended September 30, 2020 was approximately 19.1%, compared with 17.5% for the three months ended September 30, 2019. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local, and foreign taxes. The effective tax rate for the three months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state, local, and foreign taxes.

Results of Operations
For the Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Gross revenue	$659,583	$578,258	$81,325	14.1%
Total expenses	467,808	442,768	25,040	5.7%
Operating income	191,775	135,490	56,285	41.5%
Net interest income	64	1,669	(1,605)	(96.2)%
Income before taxes	191,839	137,159	54,680	39.9%
Provision for income taxes	(39,898)	(21,413)	(18,485)	86.3%
Net income	151,941	115,746	36,195	31.3%
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	42,352	(42,352)	(100.0)%
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	151,941	73,394	78,547	107.0%
Less: Net income attributable to non-controlling interests	40,705	30,954	9,751	31.5%
Net income attributable to Tradeweb Markets Inc.	$111,236	$42,440	$68,796	162.1%
Overview
During the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, our results benefited from higher client trading activity, which drove revenue increases in our rates, credit, equities and money markets asset classes and increased license fees in our market data business.  Our expenses increased primarily due to higher depreciation and amortization expense, and increased employee compensation and benefits expense. The increase in depreciation and amortization expense was as a result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”).
Gross revenue increased by $81.3 million or 14.1% to $659.6 million for the nine months ended September 30, 2020 from $578.3 million for the nine months ended September 30, 2019. The increase in gross revenue was mainly due to higher trading volumes resulting in a $64.2 million increase in transaction fees and a $12.0 million increase in commissions.
Total expenses increased by $25.0 million or 5.7% to $467.8 million for the nine months ended September 30, 2020 from $442.8 million for the nine months ended September 30, 2019. As noted above, total expenses for the nine months ended September 30, 2020 increased primarily due to higher employee compensation and benefits expense and higher depreciation and amortization expense, partially offset by lower travel and entertainment expenses.
Income before taxes increased $54.7 million or 39.9% to $191.8 million for the nine months ended September 30, 2020 from $137.2 million for the nine months ended September 30, 2019. Net income increased $36.2 million or 31.3% to $151.9 million for the nine months ended September 30, 2020 from $115.7 million for the nine months ended September 30, 2019. Net income attributable to Tradeweb Markets Inc. increased $68.8 million or 162.1% to $111.2 million for the nine months ended September 30, 2020 from $42.4 million for the nine months ended September 30, 2019. Income before taxes, net income and net income attributable to Tradeweb Markets Inc. for the nine months ended September 30, 2020 benefited from higher gross revenue of $81.3 million, partially offset by higher expenses.
Revenues
Our revenues for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020		2019
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees	$383,552	58.2%	$319,338	55.2%	$64,214	20.1%
Subscription fees(1)	149,172	22.6%	144,650	25.0%	4,522	3.1%
Commissions	120,201	18.2%	108,200	18.7%	12,001	11.1%
Other	6,658	1.0%	6,070	1.1%	588	9.7%
Gross revenue	$659,583	100.0%	$578,258	100.0%	$81,325	14.1%
Components of gross revenue growth:
Constant currency growth(2)						14.0%
Foreign currency impact						0.1%
Gross revenue growth						14.1%
(1)Subscription fees for the nine months ended September 30, 2020 and 2019 include $43.5 million and $40.3 million, respectively, of Refinitiv market data fees.
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
Transaction fees. Transaction fees increased by $64.2 million or 20.1% to $383.6 million for the nine months ended September 30, 2020 from $319.3 million for the nine months ended September 30, 2019 primarily due to increased fees for U.S. corporate bonds, mortgages, rates derivatives products, ETFs, and credit derivatives products.
Subscription fees. Subscription fees increased by $4.5 million or 3.1% to $149.2 million for the nine months ended September 30, 2020 from $144.7 million for the nine months ended September 30, 2019 primarily due to higher market data fees, partially offset by decreased fees for European government bonds.
Commissions.  Commissions increased by $12.0 million or 11.1% to $120.2 million for the nine months ended September 30, 2020 from $108.2 million for the nine months ended September 30, 2019 primarily due to increased fees for U.S. corporate bonds, equity derivatives products, rates derivatives products, and mortgages.
Other. Other revenue increased by $0.6 million or 9.7% to $6.7 million for the nine months ended September 30, 2020 from $6.1 million for the nine months ended September 30, 2019 primarily as a result of revenue from our APA reporting service.

Our gross revenue by client sector for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$407,464	$341,167	$66,297	19.4%
Wholesale	136,967	124,416	12,551	10.1%
Retail	59,495	61,314	(1,819)	(3.0)%
Market Data	55,657	51,361	4,296	8.4%
Gross revenue	$659,583	$578,258	$81,325	14.1%
Institutional. Revenues from our Institutional client sector increased by $66.3 million or 19.4% to $407.5 million for the nine months ended September 30, 2020 from $341.2 million for the nine months ended September 30, 2019. The increase was derived primarily from increased fees for U.S. corporate bonds, rates derivatives products, mortgages, ETFs, and credit derivatives products.
Wholesale. Revenues from our Wholesale client sector increased by $12.6 million or 10.1% to $137.0 million for the nine months ended September 30, 2020 from $124.4 million for the nine months ended September 30, 2019. The increase was derived primarily from increased fees for U.S. corporate bonds, equity derivatives products, rates derivatives products, and mortgages.
Retail. Revenues from our Retail client sector decreased by $1.8 million or 3.0% to $59.5 million for the nine months ended September 30, 2020 from $61.3 million for the nine months ended September 30, 2019. The decrease was derived primarily from lower revenues from U.S. corporate bonds and U.S. government bonds.
Market Data. Revenues from our Market Data client sector increased by $4.3 million or 8.4% to $55.7 million for the nine months ended September 30, 2020 from $51.4 million for the nine months ended September 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Our gross revenue by asset class for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$354,628	$326,658	$27,970	8.6%
Credit	153,299	118,612	34,687	29.2%
Equities	46,698	35,247	11,451	32.5%
Money Markets	32,238	30,364	1,874	6.2%
Market Data	55,657	51,361	4,296	8.4%
Other Fees	17,063	16,016	1,047	6.5%
Gross revenue	$659,583	$578,258	$81,325	14.1%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020		2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$201,781	$152,847	$175,278	$151,380	$26,503	$1,467	15.1%	1.0%
Credit	136,584	16,715	103,112	15,500	33,472	1,215	32.5%	7.8%
Equities	39,334	7,364	29,243	6,004	10,091	1,360	34.5%	22.7%
Money Markets	19,972	12,266	19,240	11,124	732	1,142	3.8%	10.3%
Market Data	—	55,657	—	51,361	—	4,296	—	8.4%
Other	—	17,063	—	16,016	—	1,047	—	6.5%
Gross revenue	$397,671	$261,912	$326,873	$251,385	$70,798	$10,527	21.7%	4.2%
Rates. Revenues from our Rates asset class increased by $28.0 million or 8.6% to $354.6 million for the nine months ended September 30, 2020 from $326.7 million for the nine months ended September 30, 2019 primarily due to higher fees for rates derivatives products and mortgages.
Credit. Revenues from our Credit asset class increased by $34.7 million or 29.2% to $153.3 million for the nine months ended September 30, 2020 from $118.6 million for the nine months ended September 30, 2019 primarily due to higher fees for U.S. and European corporate bonds and credit derivatives products.
Equities. Revenues from our Equities asset class increased by $11.5 million or 32.5% to $46.7 million for the nine months ended September 30, 2020 from $35.2 million for the nine months ended September 30, 2019 primarily due to higher trading volumes for ETFs and equity derivatives products.
Money Markets. Revenues from our Money Markets asset class increased by $1.9 million or 6.2% to $32.2 million for the nine months ended September 30, 2020 from $30.4 million for the nine months ended September 30, 2019 primarily due to increased volumes for repurchase agreements.
Market Data. Revenues from Market Data increased by $4.3 million or 8.4% to $55.7 million for the nine months ended September 30, 2020 from $51.4 million for the nine months ended September 30, 2019 primarily as a result of increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Other Fees. Revenues from Other Fees increased by $1.0 million or 6.5% to $17.1 million for the nine months ended September 30, 2020 from $16.0 million for the nine months ended September 30, 2019 primarily due to higher retail fees.
A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the nine months ended September 30, 2020 and 2019, and the resulting percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020		2019		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$528,713	$100,227,837	$502,159	$94,682,969	5.3%
Credit	23,494	4,462,319	15,314	2,893,964	53.4%
Equities	12,237	2,321,691	7,407	1,401,552	65.2%
Money Markets	253,702	48,077,073	215,023	40,499,348	18.0%
Total	$818,146	$155,088,920	$739,903	$139,477,833	10.6%

Rates. ADV for Rates increased due mainly to higher trading activity in U.S. treasuries and mortgages.

Credit. ADV for Credit increased due mainly to higher trading activity in credit swaps as well as U.S. High Grade credit.

Equities. ADV for Equities increased due to higher trading volumes in U.S. ETFs and equity options.

Money Markets. ADV for Money Markets increased mainly due to the continued growth of bilateral electronic trading in repurchase agreements.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the nine months ended September 30, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
Rates	$2.01	$1.85	$0.16	8.7%
Cash Rates	$1.89	$1.87	$0.02	1.0%
Rates Derivatives	$2.20	$1.83	$0.37	20.2%
Swaps/Swaptions Tenor (greater than 1 year)	$3.21	$2.83	$0.38	13.7%
Other Rates Derivatives(1)	$0.19	$0.08	$0.11	147.8%

Credit	$30.61	$35.63	$(5.02)	(14.1)%
Cash Credit(2)	$131.59	$128.02	$3.57	2.8%
Credit Derivatives and U.S. Cash "EP"	$6.40	$6.72	$(0.32)	(4.7)%

Equities	$16.94	$20.86	$(3.92)	(18.8)%
Cash Equities	$23.97	$29.28	$(5.31)	(18.1)%
Equity Derivatives	$7.63	$8.81	$(1.18)	(13.4)%

Money Markets (Cash)	$0.42	$0.48	$(0.06)	(12.5)%

Total Fees per Million	$2.56	$2.34	$0.22	9.4%
Total Fees per Million excluding Other Rates Derivatives(3)	$2.79	$2.62	$0.17	6.4%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The "cash credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on blended fees per million across all periods presented.
Rates. Average variable fees per million for rates increased due to a mix shift toward higher fees per million cash and long-tenor swaps products and away from lower fees per million short-tenor swaps products.
Credit. Average variable fees per million for credit decreased due to a mix shift toward derivatives and U.S. credit EP and away from cash credit.
Equities. Average variable fees per million for equities overall decreased due to a mix shift toward derivatives and away from cash, in addition to a mix shift within cash equities toward lower fees per million wholesale ETF activity and away from institutional ETF activity.
Money Markets. Average variable fees per million for money markets decreased due to a mix shift from higher variable fees per million U.S. certificates of deposit toward lower variable fees per million repurchase agreements.

Our gross revenue by geography (based on client location) for the nine months ended September 30, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$422,114	$368,689	$53,425	14.5%
International	237,469	209,569	27,900	13.3%
Gross revenue	$659,583	$578,258	$81,325	14.1%
U.S. Revenues from U.S. clients increased by $53.4 million or 14.5% to $422.1 million for the nine months ended September 30, 2020 from $368.7 million for the nine months ended September 30, 2019 primarily due to higher revenues for U.S. corporate bonds, mortgages, U.S. ETFs, and U.S. government bonds.
International. Revenues from International clients increased by $27.9 million or 13.3% to $237.5 million for the nine months ended September 30, 2020 from $209.6 million for the nine months ended September 30, 2019 primarily due to higher revenues for rates derivatives products, credit derivatives products, and European ETFs. Fluctuations in foreign currency rates for the nine months ended September 30, 2020 increased our International gross revenue by $0.8 million.
Operating Expenses
Our expenses for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands)
Employee compensation and benefits	$263,353	$252,912	$10,441	4.1%
Depreciation and amortization	113,952	102,928	11,024	10.7%
Technology and communications	34,397	29,086	5,311	18.3%
General and administrative	24,520	25,961	(1,441)	(5.6)%
Professional fees	20,908	20,981	(73)	(0.3)%
Occupancy	10,678	10,900	(222)	(2.0)%
Total Expenses	$467,808	$442,768	$25,040	5.7%
Employee Compensation and Benefits. Employee compensation and benefits expense increased by $10.4 million or 4.1% to $263.4 million for the nine months ended September 30, 2020 from $252.9 million for the nine months ended September 30, 2019. The increase was primarily due to a $10.1 million increase in salary and benefits due to increased employee headcount, and a $12.5 million increase in incentive compensation expenses tied to operating performance and commissions due to higher revenues from our Wholesale client sector. This is partially offset by a $12.1 million decrease in non-cash stock-based compensation expense related to options. In April 2019, we recognized $18.9 million as compensation expense related to the Special Option Award immediately upon the completion of the IPO.

Depreciation and Amortization. Depreciation and amortization expense increased by $11.0 million or 10.7% to $114.0 million for the nine months ended September 30, 2020 from $102.9 million for the nine months ended September 30, 2019. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Technology and communications expense increased by $5.3 million or 18.3% to $34.4 million for the nine months ended September 30, 2020 from $29.1 million for the nine months ended September 30, 2019. The increase was primarily due to increased clearance and data fees as a result of higher trading volumes and increased investment in our data strategy and cybersecurity.
General and Administrative. General and administrative expense decreased by $1.4 million or 5.6% to $24.5 million for the nine months ended September 30, 2020 from $26.0 million for the nine months ended September 30, 2019. The decrease was primarily a result of lower travel and entertainment expenses, partially offset by higher foreign exchange losses and insurance expenses.
Professional Fees. Professional fees decreased by $0.1 million or 0.3% to $20.9 million for the nine months ended September 30, 2020 from $21.0 million for the nine months ended September 30, 2019.
Occupancy. Occupancy expense decreased by $0.2 million or 2.0% to $10.7 million for the nine months ended September 30, 2020 from $10.9 million for the nine months ended September 30, 2019. The decrease was primarily a result of lower utilities and data center rent expenses.
Net Interest Income
Net interest income decreased by $1.6 million to net interest income of $0.1 million for the nine months ended September 30, 2020 from net interest income of $1.7 million for the nine months ended September 30, 2019 due to a decrease in interest rates and costs related to the Revolving Credit Facility, which did not begin until the second quarter of 2019.
Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2020 was approximately 20.8%, compared with 15.6% for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and foreign tax credits, partially offset by state, local, and foreign taxes.

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
Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, and our expected dividend payments. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement, generally over a 15 year period, will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of September 30, 2020 under the Tax Receivable Agreement were $373.0 million.
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
As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of approximately $677.4 million and $460.7 million, respectively. All cash and cash equivalents were held in accounts with banks such that the funds are immediately available in money market funds or in fixed term deposits with a maximum maturity of three months.
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
Cash Dividends
On October 27, 2020, the board of directors declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2020. This dividend will be payable on December 15, 2020 to stockholders of record as of December 1, 2020.
In March, May and September 2020, Tradeweb Markets Inc. paid quarterly cash dividends to the holders of Class A common stock and Class B common stock in aggregate amounts of $13.4 million, $14.5 million and $15.0 million, respectively.
Cash Distributions
On October 24, 2020, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $25.0 million payable on December 11, 2020.
In May and September 2020, TWM LLC made a cash distribution to its equityholders, including Tradeweb Markets Inc., in aggregate amounts of $18.1 million and $27.8 million, respectively.

Indebtedness
As of September 30, 2020 and December 31, 2019, we had no outstanding indebtedness.
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
As of September 30, 2020, there were no amounts outstanding under the Revolving Credit Facility and we had availability of $500.0 million.
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
The credit agreement that governs the Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. See Item 5, “Other Information” elsewhere in this Quarterly Report on Form 10-Q. If an event of default occurs, the lenders under the Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the Revolving Credit Facility and all actions permitted to be taken by secured creditors under applicable law. As of September 30, 2020, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the U.K., the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2020 and December 31, 2019, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $60.7 million and $53.2 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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

Our working capital as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019

	(in thousands)
Cash and cash equivalents	$677,352	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	57,346	30,641
Deposits with clearing organizations	10,163	9,724
Accounts receivable	97,783	92,814
Receivable from affiliates	36	2,525
Current assets	843,680	597,415
Payable to brokers and dealers and clearing organizations	56,802	30,452
Accrued compensation	101,436	119,415
Deferred revenue	29,857	23,990
Accounts payable, accrued expenses and other liabilities	36,193	32,834
Employee equity compensation payable	1,513	1,048
Lease liability	10,251	8,516
Payable to affiliates	4,977	1,506
Tax receivable agreement liability	17,438	6,949
Current liabilities	258,467	224,710
Working capital	$585,213	$372,705
Current assets
Current assets increased to $843.7 million as of September 30, 2020 from $597.4 million as of December 31, 2019 due to an increase in cash and cash equivalents as a result of increased revenues and earnings and due to an increase in receivables from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
Current liabilities
Current liabilities increased to $258.5 million as of September 30, 2020 from $224.7 million as of December 31, 2019 due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements.”
Cash Flows
Our cash flows for the three months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash flows provided by operating activities	$303,532	$190,465
Net cash flows used in investing activities	(29,348)	(29,767)
Net cash flows used in financing activities	(56,063)	(178,856)
Effect of exchange rate changes on cash and cash equivalents	(1,480)	(2,016)
Net increase (decrease) in cash and cash equivalents	$216,641	$(20,174)

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
Net cash provided by operating activities for the nine months ended September 30, 2020 was $303.5 million, an increase of 59.4% over 2019, primarily driven by an increase in gross revenue and a decrease in cash taxes and employee equity compensation cash payments.
Investing Activities
Investing activities consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $29.3 million for the nine months ended September 30, 2020, which consisted of $22.9 million of capitalized software development costs and $6.5 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $29.8 million for the nine months ended September 30, 2019, which consisted of $21.2 million of capitalized software development costs and $8.6 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 was $56.1 million, primarily driven by dividend payments and activity related to stock-based compensation exercises. Net cash used in financing activities for the nine months ended September 30, 2019 was $178.9 million, primarily driven by pre-IPO capital distributions and dividend payments.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash flow from operating activities	$303,532	$190,465
Less: Capitalization of software development costs	(22,864)	(21,200)
Less: Purchases of furniture, equipment and leasehold improvements	(6,484)	(8,567)
Free Cash Flow	$274,184	$160,698

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
The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$47,048	$48,578	$151,941	$115,746
Net interest income (expense)	349	(636)	(64)	(1,669)
Depreciation and amortization	38,857	35,133	113,952	102,928
Stock-based compensation expense(1)	1,816	1,995	10,308	22,398
Provision for income taxes	11,124	10,316	39,898	21,413
Unrealized foreign exchange (gains) / losses	1,492	(2,499)	5,449	(1,215)
(Gain) / loss from revaluation of foreign denominated cash(2)	227	562	388	1,120
Adjusted EBITDA	$100,913	$93,449	$321,872	$260,721
Less: Depreciation and amortization	(38,857)	(35,133)	(113,952)	(102,928)
Add: Acquisition and Refinitiv Transaction related D&A(3)	27,959	24,780	81,363	72,122
Adjusted EBIT	$90,015	$83,096	$289,283	$229,915
Adjusted EBITDA margin(4)	47.4%	46.5%	48.8%	45.1%
Adjusted EBIT margin(4)	42.3%	41.3%	43.9%	39.8%
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
(4)For the three and nine months ended September 30, 2020, Adjusted EBITDA margin increased compared to the prior year period by 91 and 371 basis points, respectively, or 51 and 325 basis points on a constant currency basis. For the three and nine months ended September 30, 2020, Adjusted EBIT margin increased compared to the prior year period by 94 and 410 basis points, or 50 and 364 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.
The table below provides a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019

	(in thousands except per share amounts)
Earnings per diluted share(1)	$0.19	(a)	$0.20	(a)	$0.60	(a)	$0.19 / 0.28	(b)/ (a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	$—		$—		$—		$42,352	(b)
Net income attributable to Tradeweb Markets Inc.(1)	36,812	(a)	29,612	(a)	111,236	(a)	42,440	(a)
Net income attributable to non-controlling interests (1)(2)	10,236	(a)	18,966	(a)	40,705	(a)	30,954	(a)
Net income(1)	47,048	(a)	48,578	(a)	151,941	(a)	115,746	(b)/ (a)
Provision for income taxes	11,124		10,316		39,898		21,413
Acquisition and Refinitiv Transaction related D&A(3)	27,959		24,780		81,363		72,122
Stock-based compensation expense(4)	1,816		1,995		10,308		22,398
Unrealized foreign exchange (gains) / losses	1,492		(2,499)		5,449		(1,215)
(Gain) / loss from revaluation of foreign denominated cash(5)	227		562		388		1,120
Adjusted Net Income before income taxes	89,666		83,732		289,347		231,584
Adjusted income taxes(6)	(19,727)		(22,105)		(63,656)		(61,139)
Adjusted Net Income	$69,939		$61,627		$225,691		$170,445
Adjusted Diluted EPS (1)(7)	$0.30	(a)	$0.27	(a)	$0.97	(a)	$0.23 / 0.51	(b)/ (a)
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
(6)Represents corporate income taxes at an assumed effective tax rate of 22.0% and 26.4% applied to Adjusted Net Income before income taxes for the three and nine months ended September 30, 2020 and 2019, respectively. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.
(7)Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the nine months ended September 30, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets, Inc. (post-IPO period). Shares outstanding during the three and nine months ended September 30, 2020 represent shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period). For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2020 and 2019:

				Pre-IPO Period	Post-IPO Period
Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Diluted weighted average TWM LLC shares outstanding	—	—	—	223,320,457	—
Diluted weighted average shares of Class A and Class B common stock outstanding	194,955,695	151,362,643	185,026,108	—	151,158,760
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	39,513,246	79,289,005	48,397,598	—	79,289,005
Adjusted diluted weighted average shares outstanding	234,468,941	230,651,648	233,423,706	223,320,457	230,447,765
Adjusted Net Income (in thousands)	$69,939	$61,627	$225,691	$52,190	$118,255
Adjusted Diluted EPS	$0.30	$0.27	$0.97	$0.23	$0.51
(1)Assumes the exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.
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
Goodwill
Goodwill arises out of pushdown accounting and business combinations and is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. We test our goodwill at least annually for impairment and recognize an impairment loss if the estimated fair value of a reporting unit is less than its net book value. The Company is one reporting unit for goodwill impairment testing purposes. The fair value of a reporting unit is calculated based on the fair market value of the Company’s Class A common shares. We calculate such loss as the difference between the estimated fair value of goodwill and its carrying value. If future events or results differ adversely from the estimates and assumptions made at acquisition or as part of subsequent impairment tests, we may record increased amortization or impairment charges in the future.
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
We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by us using the net proceeds from the IPO. As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the October 2019 follow-on offering as well as additional exchanges of LLC Interests by Continuing LLC Owners. During the first nine months of 2020, the liability increased to $373.0 million primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners.

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
The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
% of revenue denominated in foreign currencies (1)	28%	32%	29%	31%
% of operating expenses denominated in foreign currencies (2)	15%	16%	15%	15%
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
The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Increase (decrease) in gross revenue	$2,100	$(3,600)	$800	$(8,400)
Increase (decrease) in operating income	$1,600	$(1,200)	$800	$(6,400)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	September 30,				September 30,
		2020		2019		2020		2019
Effect of 10% change on gross revenue	+/-	$6,800	+/-	$6,500	+/-	$21,300	+/-	$18,000
Effect of 10% change on operating income	+/-	$4,300	+/-	$4,200	+/-	$13,800	+/-	$11,400
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2020 and December 31, 2019, the notional amount of our foreign currency forward contracts was $122.3 million and $83.9 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

TRADEWEB MARKETS INC.

October 29, 2020	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

October 29, 2020	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)