Form 10-K
period 2020-12-31
Tradeweb Markets Inc.
filed 2021-02-25
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38860
Tradeweb Markets Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware (State of other jurisdiction of incorporation or organization)	83-2456358 (I.R.S. Employer Identification No.)

1177 Avenue of the Americas New York, New York (Address of principal executive offices)	10036 (Zip Code)
(646) 430-6000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001	TW	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 30, 2020, was approximately $6.2 billion.

Class of Stock	Shares Outstanding as of January 31, 2021
Class A Common Stock, par value $0.00001 per share	101,674,943
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,884,108
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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
The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K relating to periods beginning on April 1, 2019, and through and including December 31, 2020, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.
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

•“Investor Group” refer to certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.), an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which prior to the LSEG Transaction (as defined below) collectively held indirectly a 55% ownership interest in Refinitiv (as defined below).
•“LLC Interests” refer to the single class of common membership interests of TWM LLC issued in connection with the Reorganization Transactions.
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc, in an all share transaction for a total enterprise value of approximately $27 billion, which closed on January 29, 2021.
•“Original LLC Owners” refer to the owners of TWM LLC prior to the Reorganization Transactions (including the Refinitiv Owners, the Bank Stockholders and members of management).
•“Refinitiv” refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries, which owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and was controlled by the Investor Group prior to the LSEG Transaction.
•“Refinitiv Direct Owner” refer (i) prior to June 28, 2019, to a direct subsidiary of Refinitiv that owned interests in an entity that held membership interests of TWM LLC and received shares of our Class B common stock in exchange for the contribution of such entity to Tradeweb Markets Inc., which we refer to as the “Refinitiv Contribution,” in connection with the completion of the Reorganization Transactions and (ii) on and after June 28, 2019, to an indirect subsidiary of Refinitiv that owns shares of our Class B common stock, which shares were contributed by the direct subsidiary of Refinitiv referred to in the foregoing clause (i).
•“Refinitiv LLC Owner” refer to an indirect subsidiary of Refinitiv that, prior to the Reorganization Transactions, owned membership interests of TWM LLC and that continues to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of our Class D common stock in connection with the completion of the Reorganization Transactions, and that may redeem or exchange its LLC Interests for shares of our Class A common stock or Class B common stock.
•“Refinitiv Owners” refer collectively to the Refinitiv Direct Owner and the Refinitiv LLC Owner.
•“Refinitiv Transaction” refer to the transaction pursuant to which Refinitiv indirectly acquired on October 1, 2018 substantially all of the financial and risk business of Thomson Reuters and Thomson Reuters indirectly acquired a 45% ownership interest in Refinitiv.
•“Thomson Reuters” refer to Thomson Reuters Corporation, which prior to the LSEG Transaction indirectly held a 45% ownership interest in Refinitiv.
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
Due to the change in the basis of accounting resulting from the application of pushdown accounting, we are required to present separately the financial information for the periods beginning on October 1, 2018, and through and including December 31, 2020, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period.”
The financial information presented in this Annual Report on Form 10-K and the audited consolidated financial statements included in this Annual Report on Form 10-K include a black line division to indicate that the Successor and Predecessor periods have applied different bases of accounting and are not comparable. Please note that our discussion of certain financial information, specifically revenues and certain expenses, represent the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. The change in basis resulting from the Refinitiv Transaction did not impact such financial information and, although this presentation of financial information on a combined basis does not comply with generally accepted accounting principles in the United States, or “GAAP,” we believe it provides a meaningful method of comparison to the other periods presented in this Annual Report on Form 10-K. The combined financial information is being presented for informational purposes only and (i) has not been prepared on a pro forma basis as if the Refinitiv Transaction occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Refinitiv Transaction, (iii) may not be predictive of future results of operations and (iv) should not be viewed as a substitute for the financial results of the Successor and Predecessor periods presented in accordance with GAAP. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effect of Pushdown Accounting on our Financial Statements.”
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
The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use in filings with the SEC and in other public disclosures of non-GAAP financial measures. These rules govern the manner in which non-GAAP financial measures are publicly presented and require, among other things:
•a presentation with equal or greater prominence of the most comparable financial measure or measures calculated and presented in accordance with GAAP; and
•a statement disclosing the purposes for which the registrant’s management uses the non-GAAP financial measure.
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
Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations include the following:
•Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect changes in our working capital needs;
•Adjusted EBITDA and Adjusted EBIT do not reflect any interest expense, or the amounts necessary to service interest or principal payments on any debt obligations;

•Adjusted EBITDA and Adjusted EBIT do not reflect income tax expense, which in post-IPO periods is a necessary element of our costs and ability to operate;
•although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, and the depreciation and amortization related to certain acquisitions and the Refinitiv Transaction are eliminated in the calculation of Adjusted EBIT, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBIT do not reflect any costs of such replacements;
•in post-IPO periods, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the noncash component of certain employee compensation expense or payroll taxes associated with certain option exercises;
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative, on a recurring basis, of our ongoing operations; and
•other companies in our industry may calculate Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by relying primarily on our GAAP results and using Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS only as supplemental information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Annual Report on Form 10-K under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In addition, statements contained in this Annual Report on Form 10-K relating to the COVID-19 pandemic, the potential impacts of which are inherently uncertain, are forward-looking statements.
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
•inadequate protection of our intellectual property;
•extensive regulation of our industry;
•our ability to retain the services of certain members of our management;
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
•Refinitiv’s control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. – “Risk Factors.”
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
There are multiple key dimensions to the electronic marketplaces that we build and operate to provide deep pools of liquidity. Foundationally, these begin with our clients and then expand through and across multiple client sectors, geographic regions, asset classes, product groups, trading protocols and trade lifecycle solutions.
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
We have a powerful network of approximately 2,500 clients across the institutional, wholesale and retail client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. As our network continues to grow across client sectors, we will generate additional transactions and data on our platforms, driving a virtuous cycle of greater liquidity and value for our clients.
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
We identified an opportunity to expand our offerings to the wholesale and retail client sectors based on our existing relationships with dealers and our strong market position. We developed our wholesale platform through the acquisitions of Hilliard Farber & Co. in 2008 and Rafferty Capital Markets in 2011, and developed technology to facilitate the migration of inefficient wholesale voice markets to more efficient and transparent electronic markets. We entered the retail market through our acquisition of LeverTrade in 2006, scaled our market position through our acquisition of BondDesk in 2013, and have continued to leverage our market and technology expertise to enhance our platform serving that client sector.
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
While our cornerstone products continue to be some of the first products we launched, including U.S. treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes have grown from approximately $0.6 trillion in 1998 to $6.0 trillion through December 31, 2020, according to industry sources and management estimates.
Our Competitive Strengths
Our Network of Clients, Products, Geographies and Protocols
Our clients continue to come to our trading venues because of our large network and deep pools of liquidity, which result in better and more efficient trade execution. We expand our relationships through our integrated technology and new offerings made available to our growing network of clients. As an electronic trading marketplace for key asset classes and products, we benefit from a virtuous cycle of liquidity — trading volumes growing together and re-enforcing each other. We expect our existing clients to trade more volume on our trading venues and to attract new users to our already powerful network, as liquidity on our marketplaces continues to grow and we offer more products and value-added solutions. The breadth of our network, products, global presence and embedded scalable technology offers us unique insights and an established platform to swiftly enter additional markets and offer new value-added solutions. This is supported by more than 20 years of successful innovation and long trusted relationships with our clients.
We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. treasuries, TBA MBS, European government bonds, U.S. dollar-denominated interest rate swaps, euro-denominated interest rate swaps, ETP-traded Yen-denominated interest rate swaps and European ETFs. We cover all major client sectors participating in electronic trading, including the institutional, wholesale and retail client sectors. In addition, we provide the full spectrum of trading protocols from voice to sweeps (session-based trading) through RFQ to CLOB (central limit order book).

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
More recently, we helped make trading in credit markets more efficient by partnering with major dealers to improve liquidity and reduce the cost of net spotting the U.S. treasury in connection with a corporate bond trade. This net spotting functionality allows our credit clients to spot multiple bonds at the same time using our multi-dealer net spotting tool to net their interest rate risk simultaneously using one spot price. We have also worked side-by-side with clients and federal agencies to customize solutions for their particular needs in the TBA MBS market. For example, in direct collaboration with our leading TBA MBS clients we developed our Round Robin functionality to help resolve the issue of systemic fails on TBA MBS trades and reduce the operational risk and costs associated with delivery failures that often plague the TBA MBS market. In conjunction with Freddie Mac, we developed a direct-to-Freddie Mac exchange path for institutional clients related to the single security initiative, paving the way for a combined Freddie Mac and Fannie Mae TBA market of Uniform Mortgage-Backed Securities. Through collaborative endeavors like these, we have become deeply integrated into our clients’ workflow and become a partner of choice for new innovations.
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
Platforms and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading venues and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, data powers our Automated Intelligent Execution (“AiEX”) functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2020, the percentage of trades executed by our institutional clients using our AiEX functionality was 25% of total institutional trades, up from 6% in 2015, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. treasuries, European government bonds, global swaps, U.S. and European corporate bonds and global ETFs.

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
Experienced Management Team
Our focus and decades of experience have enabled us to accumulate the knowledge and capabilities needed to serve complex, dynamic and highly regulated markets. Our founder-led management team is composed of executives with an average of over 25 years of relevant industry experience including an average of 15 years working together at Tradeweb under different ownership structures and through multiple market cycles. Our stable management team has overseen our expansion into new markets and geographies while managing ongoing strategic initiatives including our significant technology investments. Additionally, management has fostered a culture of collaborative innovation with our clients, which combined with management’s focus and experience, has been an important contributor to our success. We have been thought leaders and contributors to the public dialogue on key issues and regulations affecting our markets and industry, including congressional testimony, public roundtables, regulatory committees and industry panels.
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
Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. We expanded into China in 2017 and offer our global clients access to the Chinese bond market through our initiative with BondConnect and recently launched CIBM Direct in 2020. We continue to focus on that initiative and on other opportunities in China, and on expanding opportunities with clients in the Asia region more broadly. In addition, we have expanded our product set to include wholesale electronic repurchase agreements, as well as U.S. and European bilateral repurchase agreements, European cash equities and U.S. options for our institutional client sector. We also intend to leverage innovation and technology capabilities to develop new solutions that help our clients trade more effectively and efficiently. For example, our swap compression functionality allows clients to reduce their swap positions at the clearinghouse, resulting in significant cost savings. On our institutional U.S. credit platform, our portfolio trading solution allows clients to obtain competitive prices on a full basket of securities and trade on net present value from dealers. In addition, multi-asset package (MAP) trading allows clients to simultaneously execute interest rate swaps, inflations swaps and government bonds in a single electronic package enabling clients to achieve more competitive pricing, reduce manual booking errors and increase execution speed. Net spotting, which links our institutional U.S. credit and U.S. treasury markets allows clients to reduce the operational stress and financial cost of executing offsetting Treasury hedges for corporate bonds that trade at a spread to the U.S. treasury. Given the breadth of expertise of our sales people and management, we have the ability to focus on new client opportunities and on selling additional solutions to existing clients.
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
Pursue Strategic Acquisitions and Alliances
We intend to continue to selectively consider opportunities to grow through strategic acquisitions and alliances. These opportunities should enhance our existing capabilities, accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture.
Our Client Sectors
We have a powerful network of approximately 2,500 clients across the institutional, wholesale and retail client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Since the founding of Tradeweb more than 20 years ago, we have developed trusted relationships with many of our clients and have invested to integrate with their capital markets technology infrastructures. This has facilitated the collaborative approach we employ to solve our clients’ evolving workflow needs.
We provide deep liquidity pools to the institutional, wholesale and retail client sectors through our Tradeweb Institutional, Dealerweb and Tradeweb Direct platforms. We are dependent on our dealer clients, some of which are also stockholders, to support our marketplaces by providing liquidity on our trading platforms, and certain of our dealer clients may account for a significant portion of our trading volume. Market knowledge and feedback from these dealer clients have also been important factors in the development of many of our offerings and solutions.
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
Institutional
Tradeweb Institutional offers dealer-to-client and all-to-all trading and related solutions to approximately 1,950 liquidity-taking clients. Our clients include leading asset managers, hedge funds, insurance companies, regional dealers and central banks/sovereign entities. The Tradeweb Institutional platform serves over 90% of the world’s largest 100 asset managers, over 80% of the top 25 insurance companies and over 50 central banks/sovereign entities with more than 150 dealers providing liquidity.
Tradeweb Institutional offers trading in a wide variety of products, including U.S. treasuries, European government bonds, TBA MBS, global interest rate swaps, global corporate bonds and ETFs. Our trading protocols include RFQ, Request-for-Market, Request-for-Stream, list trading, compression, blast all-to-all, Click-to-Trade, portfolio trading and inventory-based.
Wholesale
We provide fully electronic, hybrid and voice trading for the wholesale community on our Dealerweb platform. Our clients include approximately 300 dealers with more than 100 dealers actively trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer clients also trade on the Tradeweb Institutional and Tradeweb Direct platforms. Dealerweb’s leading markets include TBA MBS, global credit products, U.S. treasuries, repurchase agreements and U.S. dollar-denominated swaps. Our electronic trading protocols include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 25% growth in the number of e-participants on our wholesale client sector markets since 2016.
Retail
Tradeweb Direct, our regulated Alternative Trading System (“ATS”), offers financial advisors and their retail clients access to micro-lot liquidity provided by our network of broker-dealers. Tradeweb Direct serves over 45,000 financial advisors at approximately 250 retail brokerage and advisory firms. In addition, certain Tradeweb Direct clients provide access to approximately 60,000 retail clients through white-labeled, web-based front ends. Tradeweb Direct also provides access to its ATS to large and middle-market asset managers. Tradeweb Direct offers trading in a range of products, including U.S. corporate bonds, treasuries, municipal bonds and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Participants on Tradeweb Direct have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.
Our Asset Classes and Products
We offer efficient and transparent trading across a diverse range of asset classes:
•Rates: We facilitate trading in a broad range of cash and derivatives rates products, including major government securities, such as U.S. treasury securities and European government bonds, mortgage-backed securities, interest rate swaps and agency/supranational securities and other rates products.
•Credit: We offer deep pools of liquidity for our clients in cash and derivatives credit products, including U.S. and European high grade and high yield bonds, China bonds, municipal bonds, index, single name and sovereign credit default swaps and other credit products.
•Equities: We offer trading in a range of cash and derivatives equities products, including global ETFs, equity derivatives and other equities products.
•Money Markets: We offer trading in a broad range of cash money market products, including commercial paper, agency discount notes, repurchase agreements, certificates of deposit and treasury bills and other money markets products.
Our Geographies
We have a global footprint serving approximately 2,500 clients in over 65 countries across the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions and with offices in North America, Europe and Asia. By region:
•We serve approximately 1,500 clients in the Americas across North, Central and South America.

•We serve approximately 700 clients in EMEA across Europe, the Middle East and North Africa.
•We serve approximately 300 clients in APAC across Asia, the Pacific, Oceania and the Indian sub-continent.
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
•Pre-Trade Data and Analytics: We provide clients with accurate, real-time market data and streaming price updates across more than 40 products. Major financial publications across the globe reference our market data. Our real-time market data services include major government bonds, corporate bonds, mortgage-backed securities, fixed income derivatives and money markets. For example, data and analytics power our Automated Intelligent Price, or Ai-Price, functionality, which delivers benchmark pricing and insights for approximately 21,000 U.S. corporate bonds. We integrate directly with order management systems allowing for order entry and pre-trade compliance and risk analysis. Clients are also able to perform credit checks for cleared derivatives trading — either with limits on our system or through connectivity to the futures commission merchants.
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
◦Inventory-based. Our inventory-based protocol allows liquidity-providing clients to submit a range of bids and offers for particular securities that a counterparty can then look to execute on. These prices are not necessarily updated in real-time but provide a good indication of where the counterparty is likely to complete the trade. This protocol is most commonly deployed in less liquid, security-specific marketplaces, such as certain credit and money markets marketplaces.
◦Voice. Voice-brokered products in our wholesale client sector include, among other products, U.S. treasuries, MBS, municipal bonds and repurchase agreements. Our voice brokers provide anonymity and insight for sell side traders and give us valuable high-touch relationships and market understanding and access.
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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, Intercontinental Exchange (“ICE”) (Bondpoint, TMC Bonds, Creditex) and others in the credit and municipal markets; Bloomberg, MTS BondVision, Nasdaq (Nasdaq Fixed Income), CME Group (NEX Group), BGC Partners (Fenics) and others in the rates and derivatives markets; and ITG (RFQ-hub) that was acquired by Virtu and Bloomberg in the equities and ETF markets. Additionally, new platform providers have entered the market, such as Trumid, LiquidityEdge, which was acquired by MarketAxess, and Liquidnet.

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
We face intense competition, and we expect competition with a broad range of competitors to continue to intensify in the future. See Part I, Item 1A. – “Risk Factors — Risks Relating to Industry Dynamics and Competition — Failure to compete successfully could materially adversely affect our business, financial condition and results of operations.”
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
•Strong disaster recovery and business continuity planning: We maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have eight datacenters across the United States, the United Kingdom ("UK") and Japan. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies.
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
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions, including the United States, the UK, the Netherlands, Japan, Hong Kong, Singapore and Australia. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are tasked with ensuring the integrity of the financial and securities markets and protecting the interests of investors in those markets generally.

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
The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact on certain markets. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors — Risks Relating to Legal, Regulatory and Tax Considerations — Our business, and the businesses of many of our clients, could be materially adversely affected by new laws, rules or regulations or changes in existing laws, rules or regulations, including the interpretation and enforcement thereof.”
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
The administration under President Trump and the Republican Party passed legislation to roll-back key pieces of the Dodd-Frank Act in an effort to loosen certain regulatory restrictions on financial institutions. Under the new administration, it is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us. In particular, there can be no assurance that rules impacting our clients will be amended or repealed.
Non-U.S. Regulation
Outside of the United States, we are currently regulated by: the Financial Conduct Authority (“FCA”) in the UK, the De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”) in the Netherlands, the Japan Financial Services Agency (the “JFSA”), the Japan Securities Dealers Association (the “JSDA”), the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission (the “ASIC”), the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada.
The FCA’s strategic objective is to ensure that the UK's markets function well and its operational objectives are to protect consumers, to protect and enhance the integrity of the UK financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act 2000 (“FSMA”) and subsequent legislation and regulations. Subject to section 178 of FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates is required to obtain prior approval from the FCA.
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
Much of our derivatives volumes continue to be executed by non-U.S. based clients outside the United States and is subject to local regulations. In particular, the European Union ("EU") has enhanced the existing laws and developed new rules and regulations targeted at the financial services industry, including MiFID II and Markets in Financial Instruments Regulation (“MiFIR”), which were implemented in January 2018 and which introduced significant changes to the EU financial markets designed to facilitate more efficient markets and greater transparency for participants.

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
In March 2017, following the UK’s vote to leave the EU, the UK Prime Minister gave the European Council of the EU formal written notification of the UK’s intention to leave the EU, triggering the withdrawal process under Article 50 of the Lisbon Treaty. Following negotiations, on October 17, 2019 the UK government and the EU Council reached agreement on the terms of the UK’s withdrawal from the EU (the “Withdrawal Agreement”). Following Royal Assent of the European Union (Withdrawal Agreement) Bill and the ratification by the EU Parliament of the Withdrawal Agreement, the UK formally withdrew from the EU on January 31, 2020. The Withdrawal Agreement included a transitional period, during which the UK continued to be subject to EU laws and remained a member of the single market and customs union, but was not a member state of the EU. The transitional period expired on December 31, 2020, following which our UK authorized subsidiary no longer “passports” its FCA regulatory permissions throughout the European Economic Area (“EEA”).
In preparation for Brexit, we successfully ensured that services can continue to be provided in the UK and throughout the EEA, notably by establishing a legal entity in the Netherlands, Tradeweb EU B.V., which offers services from our Amsterdam office. We received approval in early 2019 from Dutch regulatory authorities to operate an MTF, an OTF and an APA, essentially replicating our current UK regulatory permissions, including “passports” throughout the EEA. As a result of this approval, since early 2019 we have operated two MTFs, two OTFs and two APAs in Europe, increasing the complexity of the business.
Further effects of Brexit will depend on any agreements the UK and EU may make, including in relation to access to the financial services markets. In December 2020 the UK and EU agreed to the terms of a trade and cooperation agreement, including a joint declaration on financial services. Negotiations to determine the framework of the future cooperation and relationship between the UK and the EU, including with regard to access to each other’s financial markets have commenced and are expected to continue during 2021. While the UK and EU equivalence regimes are expected to remain autonomous, the negotiations will be complex, and remain politically uncertain. The financial services negotiations are expected to result in a framework for regulatory cooperation being codified in a Memorandum of Understanding, though this is not certain.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2020, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 18—Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Tradeweb Europe Limited is authorized and regulated in the UK by the FCA as a MiFID Investment Firm. It has permissions to operate an MTF, an OTF and an APA. Tradeweb Europe Limited passports its permissions under MiFID and accordingly provides services throughout the EEA. In addition, Tradeweb Europe Limited is also registered with the CFTC as an introducing broker and is a member of NFA. Tradeweb Europe Limited is also regulated by ASIC and holds an Overseas Australian Market Operator License.
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
Human Capital
In order to maintain our role as a leader in building and operating electronic marketplaces for our global network of clients, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and employee retention, we strive to make Tradeweb a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by initiatives that build connections between our employees and their communities.
As of December 31, 2020, we had 961 employees, 698 of whom were based in the United States and 263 of whom were based outside of the United States. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Diversity and Inclusion
We understand that our diverse pool of talents, ideas and worldviews make us strong as a company, and we are committed to maintaining a safe and inclusive environment for everyone. Through our Diversity and Inclusion Committee, we raise awareness, provide a forum to discuss diversity and inclusion and promote a diverse and inclusive culture. Through our One Tradeweb series, consisting of interactive panel discussions with Tradeweb employees about their own personal experiences across the many different elements of diversity, we aim to educate, empower and support each other as a community by sharing stories and listening to one another. This leads to understanding and compassion, and creates a more supportive and inclusive environment for everyone.

The global Diversity and Inclusion committee has four subcommittees to get everyone involved in recruitment, philanthropy, training, and the One Tradeweb series. Our commitment has been demonstrated through partnerships with local organizations, such as Streetwise Partners, Little Flower, DREAM (formerly Harlem RBI) and Cristo Rey High School, that focus on assisting diverse students in New York City through mentorship, interview preparation and career counseling. By focusing on employee volunteerism in these areas, our employees have the opportunity to take action and make a difference. These efforts all support our multi-layered strategy for recruiting diverse talent by leveraging relationships with a number of external organizations to cement our commitment to diversity at the intern, college graduate and experienced hire levels.
Health and Wellbeing
The success of our business is fundamentally connected to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including those that: provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. Some examples of the initiatives we provide include pre- and post-birth parental and adoptive parent leave, financial assistance in connection with adoption, a health and wellness speaker series, health club discounts and subsidized memberships, a Company walking program challenge with prizes, Healthkick, which is an online marketplace featuring exclusive access and discounts to top health, fitness and wellness lifestyle brands, and virtual health visits.
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our staff and clients stay connected and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees, and by mid-March 2020, nearly all of our employees around the world were working remotely and most continue to work remotely as of the date of this report. In addition, through and with our external partners, we have provided multiple programs and benefits to help with the mental health challenges presented by the pandemic, as well as video-based exercise programs and resources for parents that balance remote schooling and working from home.
Compensation and Benefits
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country or region) include annual bonuses, stock awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and surrogacy assistance, employee assistance programs, including confidential counseling services for employees and their family members and tuition assistance, among many others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with strong product and functional knowledge, critical technology and engineering skills and experience.
Talent Development
We invest significant resources to develop the talent needed to remain a world-leading provider of electronic marketplaces. We are focused on providing continuous opportunities for our employees to garner new knowledge and skills. Events and resources such as product and business updates, as well as various other communications with our employees, are aimed at sharing information and improving our collective understanding of our industry. We sponsor a competitive summer internship program and provide assistance with numerous professional courses and qualifications. Through our mentoring efforts and Tradeweb Achievers Program, we aim to strengthen our global culture of mentoring and developing our homegrown talent by equipping our senior leadership team with the tools and framework to share their professional experiences, motivate up-and-coming talent and build our future leadership pipeline.
Our employee engagement programs provide employees with the resources they need to help develop themselves and our shared culture—celebrating our differences and common purpose as our people grow both as unique individuals and as a collective, positive force in the world. Tradeweb has established and supports a number of committees and affinity groups dedicated to improving our people’s lives at work, and advancing their personal and professional development. These include the Tradeweb Global Women’s Network, the Social Engagement Committee and the Working Parents Network, among others. Through regular town halls hosted by our CEO and President, as well as employee surveys, we gather valuable feedback to ensure our employees’ voices are heard. In addition, in September 2020, we launched Rungway on a pilot basis in Europe and Asia. This workplace advice platform creates a place for our employees to provide their feedback to the Company with the safety of anonymity.

Community Involvement and Philanthropy
We believe it is the Company’s responsibility to improve the communities around the world where our employees live and work. We bring these opportunities to our employees through our philanthropy group, Tradeweb Cares, which focuses on corporate partnerships, encouraging employee volunteerism and matching of qualifying charitable contributions by our employees up to $1,000 per year per employee. We partner with organizations focused on reducing inequality and poverty in our society, as well as those that promote good health and well-being and improving quality in education outcomes.
Our Organizational Structure
Tradeweb Markets Inc. was incorporated in Delaware in November 2018. As a result of the Reorganization Transactions completed in connection with the IPO, Tradeweb Markets Inc. became a holding company whose only material assets consist of its equity interest in Tradeweb Markets LLC and related deferred tax assets. As the sole manager of Tradeweb Markets LLC, Tradeweb Markets Inc. operates and controls all of the business and affairs of Tradeweb Markets LLC and, through Tradeweb Markets LLC and its subsidiaries, conducts its business. As a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in Tradeweb Markets LLC, Tradeweb Markets Inc. consolidates the financial results of Tradeweb Markets LLC and its subsidiaries. For more information regarding our organizational structure, see Note 1 – Organization and Note 10 – Stockholders’ Equity to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
LSEG Transaction
On August 1, 2019, London Stock Exchange Group plc ("LSEG") announced that it has agreed to definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as Thomson Reuters to acquire the Refinitiv business in an all share transaction for a total enterprise value of approximately $27 billion. The LSEG Transaction closed on January 29, 2021.
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb, holding approximately 88.1% of our combined voting power. Tradeweb remains a standalone, publicly-traded company, and we do not expect the LSEG Transaction to result in any changes to our stockholder voting rights in the near-term, and we do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. Our existing market data license agreement with Refinitiv remains unchanged. However, the non-compete period applicable to Refinitiv in their restrictive covenant agreement with us has been terminated as of January 29, 2021.
Available Information
Our internet website address is www.tradeweb.com. Through our internet website, we will make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Report on Form 10-K; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act. Our Proxy Statements for our Annual Meetings are also available through our internet website. In addition, the SEC maintains a website, www.sec.gov, that includes filings of and information about issuers, including the Company, that file electronically with the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
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
Risk Factors Summary
The following is a summary of the principal factors that make an investment in our Class A common stock speculative or risky.
Risks Relating to Industry Dynamics and Competition
•Economic, political and market conditions may reduce trading volumes.
•We may fail to compete successfully.
•If we are unable to adapt our business effectively to keep pace with industry changes, we may not be able to compete effectively.
•We may face consolidation and concentration in the financial services industry.
Risks Relating to the Operation and Performance of our Business
•We are dependent on our dealer clients to support our marketplaces by transacting with our other institutional, wholesale and retail clients.
•We do not have long-term contractual arrangements with most of our liquidity taking clients.
•Our business could be harmed if we are unable to maintain and grow the capacity of our trading platforms, systems and infrastructure.
•We rely on third parties to perform certain key functions, are dependent on third parties for our pre- and post-trade data, analytics and reporting solutions and are dependent upon trading counterparties and clearinghouses to perform their obligations.
•Our ability to conduct our business may be impacted by unforeseen or catastrophic events.
•Our quarterly results may fluctuate significantly.
•Failure to retain our existing senior management team or the inability to attract and retain qualified personnel could materially adversely impact our ability to operate or grow our business.
•We could face damage to our reputation or brand.
•We may incur impairment charges for our goodwill and other indefinite-lived intangible assets.
Risks Relating to our Growth Strategies and other Strategic Opportunities
•We may fail to maintain our current level of business or execute our growth plan.
•It is possible that our entry into new markets will not be successful, and potential new markets may not develop quickly or at all.
•We may undertake acquisitions or divestitures, which may not be successful.
•If we enter into strategic alliances, partnerships or joint ventures, we may not realize the anticipated strategic goals for any such transactions.
Risks Relating to our International Operations
•Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations, including risks related to Brexit.
•Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Risks Relating to Security and Intellectual Property
•We could face actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential information or cyber-attacks.
•We may experience design defects, errors, failures or delays with our platforms or solutions.
•We could be subject to systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platforms or solutions.
•We may not be able to adequately protect our intellectual property.
•Third parties may claim that we are infringing or misappropriating their intellectual property rights.
•Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our platforms and solutions.

Risks Relating to Legal, Regulatory and Tax Considerations
•Extensive regulation of our industry results in ongoing exposure to significant costs and penalties, enhanced oversight and restrictions and limitations on our business.
•Our business, and the businesses of many of our clients, could be materially adversely affected by new laws, rules or regulations or changes in existing laws, rules or regulations.
•Our actual or perceived failure to comply with privacy, data protection and information security laws, rules, regulations and obligations could harm our business.
•We may face new U.S. tax legislation as well as unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
•Our compliance and risk management programs might not be effective.
•We are exposed to litigation risk, including securities litigation.
Risks Relating to our Indebtedness
•The credit agreement that governs the Revolving Credit Facility imposes significant operating and financial restrictions on us and our restricted subsidiaries.
•Any borrowings under the Revolving Credit Facility will subject us to interest rate risk.
•The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.
•We are a restricted subsidiary under Refinitiv’s credit facility and the indentures governing its senior notes, which may limit Refinitiv’s ability to permit us to take certain actions.
Risks Relating to our Organizational Structure and Governance
•The Refinitiv Owners and their affiliates control us and their interests may conflict with ours or yours.
•We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq.
•Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
•Our principal asset is our equity interest in TWM LLC, and, accordingly, we depend on distributions from TWM LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement.
•The Tax Receivable Agreement with the Continuing LLC Owners requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled.
•Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing LLC Owners that will not benefit Class A common stockholders or Class B common stockholders to the same extent as it will benefit the Continuing LLC Owners.
•In certain cases, payments under the Tax Receivable Agreement to the Continuing LLC Owners may be accelerated or significantly exceed the actual benefits we realize.
•We will not be reimbursed for any payments made to the Continuing LLC Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Risks Relating to Ownership of our Class A Common Stock
•The Refinitiv Direct Owner and Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
•The market price of our Class A common stock may be highly volatile, and you may not be able to resell your shares at or above the public offering price.
•Sales, or the potential for sales, of a substantial number of shares of our Class A common stock in the public market could cause our stock price to drop significantly.
•We intend to continue to pay regular dividends, but our ability to do so may be limited.
Risks Relating to Industry Dynamics and Competition
Economic, political and market conditions may reduce trading volumes, which could have a material adverse effect on our business, financial condition and results of operations.
The electronic financial services industry is, by its nature, risky and volatile. Our business performance is impacted by a number of global and regional factors that are generally beyond our control. The occurrence of, or uncertainty related to, any one of the following factors may cause a substantial decline in the U.S. and/or global financial markets, which could result in reduced trading volumes and profitability for our business:

•economic, political and social conditions in the United States, the UK, the EU and/or its member states, China or other major economies around the world, including, among other things, as a result of the COVID-19 pandemic, the strength and direction of the U.S. and/or global economy, the exit by the UK from the EU (“Brexit”) and a prolonged shutdown of the U.S. government;
•the effect of Federal Reserve Board and other central banks’ monetary policy, increased capital requirements for banks and other financial institutions and other regulatory requirements;
•adverse market conditions, including unforeseen market closures or other disruptions in trading;
•broad trends in business and finance, including the amount of new issuances and changes in investment patterns and priorities;
•the level and volatility of interest rates;
•consolidation or contraction in the number, and changes in the financial strength, of market participants;
•concerns over a potential recession (in the United States or globally), inflation and weakening consumer and investor confidence levels;
•the availability of capital for borrowings and investments by our clients;
•liquidity concerns, including concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities;
•legislative, regulatory or government policy changes, including changes to financial industry regulations and tax laws that could limit the ability of market participants to engage in a wider array of trading activities;
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies; and
•catastrophic events, such as natural disasters, extreme weather events, actual or threatened acts of war, terrorism or other armed hostilities or outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS).
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
Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered into joint ventures and consortia to improve the competitiveness of their electronic trading offerings. For example, Intercontinental Exchange (“ICE”) acquired BondPoint, TMC Bonds and IDC, in an effort to expand its portfolio of fixed income products and services. In addition, in 2018, CME Group completed its acquisition of NEX Group, which expands CME Group’s offerings to include NEX Group’s OTC foreign exchange and rates products and market data. If, as a result of industry consolidation, our competitors are able to offer lower cost (including fixed cost fees compared to our variable fees for certain offerings) and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.
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

Operating in a rapidly evolving industry involves a high degree of risk and our future success will depend in part on our ability to:
•enhance and improve the responsiveness, functionality, accessibility and reliability of our existing platforms and solutions;
•develop and/or license new platforms, solutions and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients, and that allow us to grow within our existing markets and to expand into new markets, asset classes and products;
•achieve and maintain market acceptance for our platforms and solutions;
•adapt our existing platforms and solutions for new markets, asset classes and products;
•respond to competitive pressures, technological advances, including new or disruptive technology, emerging industry standards and practices and regulatory requirements and changes on a cost-effective and timely basis;
•attract highly-skilled technology, regulatory, sales and marketing personnel;
•operate, support, expand, adapt and develop our operations, systems, networks and infrastructure;
•manage cybersecurity threats;
•take advantage of acquisitions, strategic alliances and other opportunities; and
•obtain any applicable regulatory approval for our platforms and solutions.
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
Risks Relating to the Operation and Performance of our Business
We are dependent on our dealer clients, some of which are also stockholders, to support our marketplaces by transacting with our other institutional, wholesale and retail clients.
We rely on our dealer clients to provide liquidity on our trading platforms by posting prices on our platforms and responding to client inquiries, and some of our dealer clients may account for a significant portion of our total trading volume. In addition, our dealer clients also provide us with data via feeds and through the transactions they execute on our trading platforms, which is an important input for our data and analytics offerings. We have historically earned a substantial portion of our revenues from dealer clients that are also stockholders. For the years ended December 31, 2020 and 2019, and the combined year ended December 31, 2018, 45.1%, 44.8% and 42.2%, respectively, of our revenues were generated by the pre-IPO Bank Stockholders and their affiliates. Market knowledge and feedback from these stockholders have been important factors in the development of many of our offerings and solutions.
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
Although we have established and maintain significant long-term relationships with our key dealer clients, we cannot assure you that all of these relationships will continue or will not diminish. In addition, it is possible that the pre-IPO Bank Stockholders and their affiliates may reduce their use of our trading platforms or their engagement with us in the future due to reductions in the level of their equity ownership following the completion of any future offering.
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
We may incur losses as a result of unforeseen or catastrophic events, including fire, natural disasters, extreme weather events, global health crises (including the ongoing COVID-19 pandemic), power loss, telecommunications failure, software or hardware malfunctions, theft, cyber-attacks, acts of war, terrorist attacks or other armed hostilities. In addition, employee misconduct or error could expose us to significant liability, losses, regulatory sanctions and reputational harm. Misconduct or error by employees could include improperly using confidential information or engaging in improper or unauthorized activities or transactions. These unforeseen or catastrophic events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party providers or clients. If our systems, networks or infrastructure were to fail or be negatively impacted as a result of an unforeseen or catastrophic event, our business functions could be interrupted, our ability to make our platforms and solutions available to our clients could be impaired and we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen or catastrophic event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
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
Our quarterly operating results may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the price at which our Class A common stock trades. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:
•fluctuations in overall trading volumes or our market share for our key products;
•the addition or loss of clients;
•the unpredictability of the financial services industry;
•our ability to drive an increase in the use of our trading platforms by new and existing clients;
•the mix of products and volumes traded, changes in fee plans and average variable fees per million;
•the amount and timing of expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•network or service outages, internet disruptions, the availability of our platforms, security breaches or perceived security breaches;
•general economic, political, social, industry and market conditions;
•changes in our business strategies and pricing policies (or those of our competitors);
•the timing and success of our entry into new markets or introductions of new or enhanced platforms or solutions by us or our competitors, including disruptive technology, or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, market participants or strategic alliances;
•the timing and success of any acquisitions, divestitures or strategic alliances;
•the timing of expenses related to the development or acquisition of platforms, solutions, technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•new, or changes to existing, regulations that limit or affect our platforms, solutions and technologies or which increase our regulatory compliance costs; and
•the timing and magnitude of any adjustments in our consolidated financial statements driven by changes in the liability under the Tax Receivable Agreement.
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
As of December 31, 2020, we had goodwill of $2.7 billion and indefinite-lived intangible assets of $0.3 billion, which relate to the Refinitiv Transaction. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Risks Relating to our Growth Strategies and other Strategic Opportunities
If we fail to maintain our current level of business or execute our growth plan, our business, financial condition and results of operations may be materially harmed.
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

Risks Relating to our International Operations
Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.
We have operations in the United States, China, Japan, Hong Kong, Singapore, the UK and the Netherlands. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
•local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as COVID-19, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS);
•differing legal and regulatory requirements, and the possibility that any required approvals may impose restrictions on the operation of our business;
•changes in laws, government policies and regulations, or in how provisions are interpreted or administered and how we are supervised;
•the inability to manage and coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change;
•varying tax regimes, including with respect to imposition or increase of taxes on financial transactions or withholding and other taxes on remittances and other payments by subsidiaries;
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies;
•currency exchange rate fluctuations, changes in currency policies or practices and restrictions on currency conversion;
•limitations or restrictions on the repatriation or other transfer of funds;
•potential difficulties in protecting intellectual property;
•the inability to enforce agreements, collect payments or seek recourse under or comply with differing commercial laws;
•managing the potential conflicts between locally accepted business practices and our obligations to comply with laws and regulations, including anti-corruption and anti-money laundering laws and regulations;
•compliance with economic sanctions laws and regulations;
•difficulties in staffing and managing foreign operations;
•increased costs and difficulties in developing and managing our global operations and our technological infrastructure; and
•seasonal reductions in business activity.
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
The UK’s exit from the EU could have a material adverse effect on our business, financial condition and results of operations.
In March 2017, the UK government invoked article 50 of the Lisbon Treaty and officially notified the EU of its decision to withdraw from the EU. This formally initiated the process of negotiations with the EU regarding the terms of the UK’s withdrawal, and the framework of the future relationship between the UK and the EU (the “Withdrawal Agreement”). The UK withdrew from the EU on January 31, 2020 (the “exit date”). As part of the negotiations with the EU, a transitional period was agreed which extended to the UK the application of EU law, and provided for continuing access to the EU market, which expired on December 31, 2020.
The UK’s departure from the EU and the terms of the future relationship between the UK and the EU could significantly impact the business environment in which we and our clients operate, increase the costs of conducting business in both the UK and the EU, impair or prohibit access to EU clients, affect market liquidity and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. In particular, Brexit is expected to significantly affect the fiscal, monetary and regulatory landscape in both the UK and the EU, and may have a material impact on their respective economies, which could have a materially adverse impact on us despite our international client base. Until the terms of the future relationship are known, volatility in exchange rates may continue and it will remain unclear how Brexit may ultimately affect liquidity in our marketplaces.
Significantly, the effects of Brexit on our business will depend on any agreements the UK makes to retain access to the EU single market and vice versa. In December 2020, the UK and EU agreed to the terms of a trade and cooperation agreement, including a joint declaration on financial services. The UK and EU have commenced negotiations relating to the framework of future cooperation and the relationship between the UK and EU, including with regard to accessing each other’s financial markets; while the two regimes are expected to remain autonomous, these negotiations will be complex and remain politically uncertain. Until such an agreement is reached, the post-transitional period conditions of UK and EU market access are not known. With a loss of “passporting” rights, which allowed financial services firms to operate throughout the EU, and with no equivalent agreement in place between the UK and EU, our UK authorized subsidiary is no longer able to provide services to EU clients other than in limited circumstances. As a result of the uncertainty related to Brexit, we have established a new regulated subsidiary in the Netherlands that has started to serve clients in the EU, and for which we have incurred, and expect to continue to incur, increased regulatory and operational costs. These costs result from having established a new regulated subsidiary in the EU and the management of a client and employee base that is less centralized in London.
With Brexit, the UK has ended the supremacy of EU law in the UK by repealing the European Communities Act 1972, and by “on-shoring” EU law as it stands at exit into domestic law. With the exception that the UK has made secondary legislation to enable correction to be made to EU laws as they are on-shored – and where they would otherwise have no longer operated appropriately following Brexit - the UK and EU laws are substantively the same. Over time however, EU and UK laws may diverge, the pace and extent of which will be political and uncertain. The cost and complexity of operating across increasingly divergent regulatory regimes could increase following Brexit, and this could have a material adverse effect on our business, financial condition, and results of operations.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we operate in several different countries outside the United States, most notably the UK, Japan and Hong Kong, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the pound sterling, euros, Japanese Yen and Hong Kong dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events, such as Brexit, the 2020 U.S. presidential election, uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, the passage of U.S. tax reform legislation and concerns over the interest rate environment (particularly with respect to short-term rates), have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the pound sterling and the euro.
While we engage in hedging activity to attempt to mitigate currency exchange rate risk, these hedging activities may not fully mitigate the risk. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.
Risks Relating to Security and Intellectual Property
Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential information or cyber-attacks could harm our business, reputation and results of operations.
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
We internally support and maintain many of our systems and networks, including those underlying our trading platforms; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. In addition, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of hardware needed to recover from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.
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
Risks Relating to Legal, Regulatory and Tax Considerations
Extensive regulation of our industry results in ongoing exposure to significant costs and penalties, enhanced oversight and restrictions and limitations on our ability to conduct and grow our business.
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The requirements imposed by these regulators are designed to safeguard the integrity of the financial markets and to protect public investors generally rather than the interests of our stockholders, and we could become subject to increased governmental and public scrutiny in the future in response to global conditions and events. The SEC, the CFTC, the FINRA, the National Futures Association (“NFA”) and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the Financial Conduct Authority (“FCA”) in the UK, De Nederlandsche Bank (“DNB”), the Netherlands Authority for the Financial Markets (“AFM”), the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Japanese Financial Services Agency, the Japan Securities Dealers Association and the Australian Securities and Investment Commission.
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
Firms in the financial services industry have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by governmental and regulatory authorities, including the SEC, the CFTC, the Department of Justice, state securities administrators and state attorneys general in the United States, the FCA in the UK and other foreign regulators, have increased accordingly. This trend toward a heightened regulatory oversight and enforcement environment is expected to continue for the foreseeable future, and may create uncertainty and may increase our exposure to scrutiny of our operations and activities, significant penalties and liability and negative publicity.
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
In addition, regulatory bodies in Europe have recently developed new rules and regulations targeted at the financial services industry, including MiFID II and the Markets in Financial Instruments Regulation (“MiFIR”), which were implemented in January 2018 and which introduced significant changes to the EU financial markets designed to facilitate more efficient markets and greater transparency for participants. MiFID II and MiFIR may have an adverse effect on our operations and our ability to offer our trading platforms and related solutions in a manner that can successfully compete against other methods of trading and related solutions. Additionally, most of the world’s major economies have introduced and continue to introduce regulations implementing Basel III, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. The continued implementation of these and other bank capital standards could restrict the ability of our large bank and dealer customers to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our trading platforms and diminish transaction velocity. In addition, as regulations are introduced which affect our prudential obligations, the regulatory capital requirements imposed on certain of our subsidiaries may change.
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
Certain types of information we collect, compile, store, use, transfer and/or publish are subject to numerous federal, state, local and foreign laws and regulations regarding privacy, data protection and information security. These laws, rules and regulations govern the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content. The scope of these laws, rules and regulations are changing, subject to differing interpretations, may be inconsistent among countries or conflict with other law, rules or regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to applicable privacy, data protection and information security.
The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, European legislators adopted the General Data Protection Regulations (“GDPR”) that became effective in May 2018. The GDPR imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. Recent legal developments in Europe have created complexity and regulatory compliance uncertainty regarding certain transfers of personal information from the European Economic Area to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the E.U.-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EU to US entities who had self-certified under the Privacy Shield program. While the CJEU upheld the adequacy of EU-specified standard contractual clauses as an adequate mechanism for cross-border transfers of personal data, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws in and the right of individuals afforded by, the destination country. The CJEU went on to state that, if the competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer unless the data exporter has already done so itself. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and we evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the standard contractual clauses cannot be used and/or start taking enforcement action, we could incur substantial costs and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In December 2020, the Brexit Trade and Cooperation Agreement (“TCA”) established a four- to six-month grace period during which transfers of personal data from the EU to the UK can continue without additional safeguards, provided that the UK maintains its pre-TCA data protection laws. The exit creates uncertainty with regard to the regulation of data protection in the UK. In particular, it is unclear how data transfers to and from the UK will be regulated after the grace period expires and whether or not the UK will receive an adequacy decision from the European Commission permitting cross-border data transfer prior to leaving the EU. It is also unclear whether, in the future, the UK will amend the current UK version of the GDPR or enact new data protection laws or regulations and how data transfers to and from the United Kingdom will be regulated.
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
We are subject to taxation by U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.
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
Risks Relating to our Indebtedness
The credit agreement that governs the Revolving Credit Facility imposes significant operating and financial restrictions on us and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities, and we may incur additional debt in the future that may include similar or additional restrictions.
We are party to a $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), with a syndicate of banks. The credit agreement that governs the Revolving Credit Facility imposes significant operating and financial restrictions. These restrictions, which are subject to a number of qualifications and exceptions, could limit our ability and the ability of our restricted subsidiaries to, among other things:
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
The interest rates applicable to the Revolving Credit Facility are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the credit agreement governing the Revolving Credit Facility provides for alternative base rates as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement. There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the Revolving Credit Facility, or incur additional indebtedness, on favorable terms, or at all.
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
Risks Relating to our Organizational Structure and Governance
The Refinitiv Owners and their affiliates control us and their interests may conflict with ours or yours in the future.
The Refinitiv Owners and their affiliates currently control approximately 88.1% of the combined voting power of our common stock as a result of their ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as the Refinitiv Owners and their affiliates together continue to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by the Refinitiv Owners. Even when the Refinitiv Owners and their affiliates cease to own shares of our common stock representing a majority of the combined voting power, for so long as the Refinitiv Owners continue to own a significant percentage of our common stock, the Refinitiv Owners will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through their combined voting power. Accordingly, for such period of time, the Refinitiv Owners and their affiliates will continue to have significant influence with respect to our management, business plans and policies. In particular, the Refinitiv Owners and their affiliates are able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
Refinitiv owns a majority of the combined voting power in us. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the corporate governance standards of Nasdaq and may elect not to comply with certain corporate governance requirements of Nasdaq, including:
•the requirement that a majority of our board of directors consist of independent directors;
•the requirement that director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:
•provide for a multi-class common stock structure with a 10 vote per share feature of our Class B common stock and Class D common stock;
•allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our common stock;
•prohibit stockholder action by written consent from and after the date on which the Refinitiv Owners cease to beneficially own at least 50% of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office;

•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 662∕3% or more in voting power of all outstanding shares of our capital stock, if the Refinitiv Owners and their respective affiliates beneficially own less than 50% in voting power of our stock entitled to vote generally in the election of directors; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
In addition, while we have opted out of Section 203 of the DGCL, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least 662∕3% of our outstanding voting stock that is not owned by the interested stockholder.
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
We also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. See Note 9 — Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We intend, as its sole manager of TWM LLC, to cause TWM LLC to continue to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. When TWM LLC makes distributions, the Continuing LLC Owners will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions. TWM LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which TWM LLC is then a party, or any applicable law, or that would have the effect of rendering TWM LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, including under the Revolving Credit Facility, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. See “— Risks Relating to Ownership of Our Class A Common Stock” and Part II, Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”
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
We are a party to the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners. Under the Tax Receivable Agreement, we are required to make cash payments to a Continuing LLC Owner equal to 50% of the U.S. federal, state and local income or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and the April 2020 follow-on offerings and any future offerings or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of our Class A common stock or Class B Common Stock or for cash, as applicable, and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. We expect that the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing LLC Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Interests held by Continuing LLC Owners, the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the timing and amount of any earlier payments we make under the Tax Receivable Agreement itself, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWM LLC attributable to the redeemed or exchanged LLC Interests, the payments that we may make to the existing Continuing LLC Owners could be substantial. For example, as of December 31, 2020, we recorded a liability of $404.3 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were exchanged by Continuing LLC Owners during the years ended December 31, 2020 and 2019. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing LLC Owners that will not benefit Class A common stockholders or Class B common stockholders to the same extent as it will benefit the Continuing LLC Owners.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing LLC Owners that will not benefit the holders of our Class A common stock or Class B common stock to the same extent as it will benefit the Continuing LLC Owners. The Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners provides for the payment by us to the Continuing LLC Owners of 50% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offerings or (b) redemptions or exchanges by the Continuing LLC Owners of LLC Interests for shares of our Class A common stock or Class B Common Stock or for cash, as applicable, and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Although we will retain 50% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
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
Risks Relating to Ownership of our Class A Common Stock
The Refinitiv Direct Owner and Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
As of January 31, 2021, we have an aggregate of 898,325,057 shares of Class A common stock authorized but unissued, including approximately 127,472,125 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by the Refinitiv Direct Owner and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).

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
Prior to the IPO, there was no public market for our Class A common stock. Given our limited trading history, an active trading market for our Class A common stock may not be sustained, which could adversely affect your ability to sell your shares and the market price for your shares. Further, the market price and trading volumes of our Class A common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price and trading volume of our Class A common stock:
•negative trends in global economic conditions or activity levels in our industry;
•changes in our relationship with our clients or in client needs or expectations or trends in the markets in which we operate;
•announcements concerning or by our competitors or concerning our industry or the markets in which we operate in general;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•our ability to implement our business strategy;
•our ability to complete and integrate acquisitions;
•actual or anticipated fluctuations in our quarterly or annual operating results or failure to meet guidance given by us or any change in guidance given by us or in our guidance practices;
•trading volume of our Class A common stock;
•the failure of securities analysts to cover the Company or changes in financial estimates by the analysts who cover us, our competitors or our industry in general;
•economic, political, social, legal and regulatory factors unrelated to our performance;
•changes in accounting principles;
•the loss of any of our management or key personnel;
•sales of our Class A common stock by us, our executive officers, directors or our stockholders in the future;
•investor perception of us, our competitors and our industry;
•any adverse consequences related to our multi-class capital structure, such as stock index providers excluding companies with multi-class capital structures from certain indices; and
•overall fluctuations in the U.S. equity markets generally.
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of January 31, 2021 we have 101,674,943 outstanding shares of Class A common stock and 127,472,125 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests or exchange of shares of our Class B common stock.
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

In addition, shares of Class A common stock issued or issuable upon exercise of options that have currently vested are eligible for sale. We have filed a registration statement on Form S-8 under the Securities Act covering 31,819,860 shares of Class A common stock issued or issuable under our equity incentive plans. Accordingly, shares registered under such registration statement are available for sale in the open market following the vesting of awards, as applicable, the expiration or waiver of any applicable lockup period and subject to Rule 144 limitations applicable to affiliates.
In addition, pursuant to the Registration Rights Agreement, we granted the Refinitiv Owners, the Bank Stockholders, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act.
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
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.
We are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to make a formal assessment of the effectiveness of our internal control over financial reporting for purposes of the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act. Section 404 also requires our independent registered public accounting firm to formally attest to the effectiveness of our internal control over financial reporting. It is possible that our independent registered public accounting firm might issue a report that is adverse in the event that in its opinion we have not maintained effective internal control over financial reporting based on criteria established under Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Previously, as a private company, we did not have any internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2020, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	41,062	12/31/2022	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	9/30/2024	Office Space
(1)

We also lease offices in Los Angeles, California, Boca Raton, Florida, Boston, Massachusetts, Garden City, New York, Shanghai, China, Hong Kong, Tokyo, Japan, Amsterdam, Netherlands and Singapore.
Our infrastructure operates out of third-party data centers in Secaucus, New Jersey, Weehawken, New Jersey, Piscataway, New Jersey and Chicago, Illinois and, outside the United States, in Hounslow, United Kingdom, Slough, United Kingdom, Saitama, Japan and Tokyo, Japan.
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
Holders
As of December 31, 2020, there is one holder of record of our Class A common stock, Cede & Co., a nominee for The Depository Trust Company, one holder of record of our Class B common stock, two holders of record of our Class C common stock and 17 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners is considered to be held of record by Cede & Co., who is considered to be one holder of record.
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
See Part I, Item 1A. – “Risk Factors — Risks Relating to Our Organizational Structure and Governance — Our principal asset is our equity interest in TWM LLC, and, accordingly, we depend on distributions from TWM LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement” and Part I, Item 1A. – “Risk Factors — Risks Relating to Ownership of our Class A Common Stock — We intend to continue to pay regular dividends on our Class A common stock and Class B common stock, but our ability to do so may be limited.”
During 2020, Tradeweb Markets Inc. paid quarterly cash dividends of $0.08 per share, in an aggregate amount of $58.1 million, to the holders of Class A common stock and Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.
Stock Performance Graph
The following graph shows a comparison from April 4, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2020 of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on April 4, 2019, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

ITEM 6. SELECTED FINANCIAL DATA.
The following tables present selected historical consolidated financial and other data for the periods indicated below. Tradeweb Markets LLC is the predecessor of the registrant, Tradeweb Markets Inc., for financial reporting purposes. Prior to the consummation of the Reorganization Transactions, Tradeweb Markets Inc. did not conduct any activities other than those incident to its formation and the IPO. As a result of the Reorganization Transactions completed in connection with the IPO, Tradeweb Markets Inc. became the sole manager of Tradeweb Markets LLC whose only material assets consist of its equity interest in Tradeweb Markets LLC and related deferred tax assets. As a result, Tradeweb Markets Inc. consolidates the financial results of Tradeweb Markets LLC and its subsidiaries. Accordingly, the historical consolidated financial data presented below relating to periods prior to and including March 31, 2019 reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC and its subsidiaries. The historical consolidated financial data presented below relating to periods beginning on April 1, 2019, and through and including December 31, 2020 reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. See “Basis of Presentation.”

The selected consolidated statement of income data for the years ended December 31, 2020 and 2019, the 2018 Successor Period and the 2018 Predecessor Period and the selected consolidated statement of financial condition data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for the years ended December 31, 2017 and 2016 and the selected consolidated statement of financial condition data as of December 31, 2018, 2017 and 2016 are derived from the audited consolidated financial statements of Tradeweb Markets LLC not included elsewhere in this Annual Report on Form 10-K.
As discussed elsewhere in this Annual Report on Form 10-K, as a result of the Refinitiv Transaction, we revalued our assets and liabilities based on their fair values as of the closing date of the Refinitiv Transaction in accordance with the acquisition method of accounting. Due to the change in the basis of accounting resulting from the application of pushdown accounting, we are required to present separately the financial information for the period beginning on October 1, 2018, and through and including December 31, 2020, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period.” Certain financial information of the Successor period is not comparable to that of the Predecessor period. For a discussion of our Successor and Predecessor periods, see “Basis of Presentation” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Pushdown Accounting on our Financial Statements.”

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

	Successor		Successor		Successor		Predecessor		Predecessor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Statement of Income Data:	(in thousands, except share and per share amounts)
Revenues
Transaction fees	$518,474		$423,583		$97,130		$273,751		$267,020		$230,171
Subscription fees (1)	202,064		194,366		46,519		143,981		194,534		191,983
Commissions	163,114		149,365		32,840		79,830		96,745		91,663
Other	9,007		8,252		2,148		8,209		4,669		4,587
Gross revenue	892,659		775,566		178,637		505,771		562,968		518,404
Contingent consideration(2)	—		—		—		(26,830)		(58,520)		(26,224)
Net revenue	892,659		775,566		178,637		478,941		504,448		492,180
Expenses
Employee compensation and benefits	349,658		329,457		80,436		209,053		248,963		228,584
Depreciation and amortization	153,789		139,330		33,020		48,808		68,615		80,859
Technology and communications	47,500		39,285		9,907		26,598		30,013		28,239
General and administrative	34,822		34,960		11,837		23,056		33,973		27,392
Professional fees	28,875		28,029		8,194		20,360		19,351		18,158
Occupancy	14,660		14,686		3,308		10,732		14,441		15,817
Total expenses	629,304		585,747		146,702		338,607		415,356		399,049
Operating income	263,355		189,819		31,935		140,334		89,092		93,131
Tax receivable agreement liability adjustment	11,425		33,134		—		—		—		—
Net interest income	(316)		2,373		787		1,726		685		(695)
Income before taxes	274,464		225,326		32,722		142,060		89,777		92,436
(Provision) / benefit for income taxes	(56,074)		(52,302)		(3,415)		(11,900)		(6,129)		725
Net income	$218,390		$173,024		$29,307		$130,160		$83,648		$93,161
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—		42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	218,390		130,672
Less: Net income attributable to non-controlling interests	52,094		46,903
Net income attributable to Tradeweb Markets Inc.	$166,296		$83,769

EPS calculations for pre-IPO and post-IPO periods (3)
Basic			$0.19	(b)
	$0.92	(a)	$0.57	(a)	$0.13	(b)	$0.60	(b)	$0.39	(b)	$0.44	(b)
Diluted			$0.19	(b)
	$0.88	(a)	$0.54	(a)	$0.13	(b)	$0.60	(b)	$0.39	(b)	$0.44	(b)
Weighted average shares outstanding
Basic			222,222,197	(b)
	180,409,462	(a)	148,013,274	(a)	222,221,628	(b)	215,365,920	(b)	212,568,635	(b)	210,979,704	(b)
Diluted			223,320,457	(b)
	188,223,032	(a)	156,540,246	(a)	222,243,851	(b)	215,365,920	(b)	212,568,635	(b)	210,979,704	(b)

Dividends per share	$0.32		$0.24		$—		$—		$—		$—

	Successor	Successor	Successor	Predecessor	Predecessor
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Statement of Financial Condition Data:	(in thousands)
Cash and cash equivalents	$791,280	$460,711	$410,104	$352,598	$324,074
Total assets	$5,679,850	$5,095,334	$4,997,139	$1,316,887	$1,320,732
Total liabilities	$660,687	$502,589	$410,626	$317,118	$283,319
Non-controlling interests	$715,712	$1,214,157	$—	$—	$—
Total equity/members' capital	$5,019,163	$4,592,745	$4,572,334	$986,468	$1,024,759

	Successor		Successor		Successor		Predecessor		Predecessor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Other Financial Data:	(dollars in thousands, except per share amounts)
Cash Flow from Operating Activities	$443,234		$311,003		$112,556		$164,828		$224,580		$171,845
Free Cash Flow(4)	$400,698		$266,541		$96,310		$138,978		$183,962		$136,496
Adjusted EBITDA(5)	$436,448		$353,162		$65,308		$214,091		$215,185		$200,771
Adjusted EBITDA margin(5)	48.9%		45.5%		36.6%		42.3%		38.2%		38.7%
Adjusted EBIT(5)	$392,846		$311,397		$54,701		$184,859		$177,806		$161,037
Adjusted EBIT margin(5)	44.0%		40.2%		30.6%		36.5%		31.6%		31.1%
Adjusted Net Income(5)	$306,173		$230,935		$40,839		$137,327		$131,369		$118,012
			0.23	(b)
Adjusted Diluted EPS(5)	$1.31	(a)	$0.77	(a)	$0.18	(b)	$0.64	(b)	$0.62	(b)	$0.56	(b)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating Data:	(in millions)
Average Daily Volumes:
Rates	$530,901	$489,645	$354,023	$253,432	$219,130
Credit	22,097	14,777	12,658	7,554	5,954
Equities	12,284	7,795	7,798	4,817	4,523
Money markets	272,699	213,209	173,743	132,105	94,324
Total	$837,982	$725,426	$548,222	$397,908	$323,931
(1)Subscription fees for the years ended December 31, 2020 and 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016 include $59.7 million, $55.6 million, $13.5 million, $36.9 million, $50.1 million and $50.6 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
(2)In 2014, we issued equity to certain of the Bank Stockholders and management as a result of a capital contribution to facilitate our expansion into new credit products. The equity vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the new credit products. Prior to the July 31, 2018 vesting, we recognized contingent consideration as a contra-revenue adjustment, which partially offset gross revenues for the periods presented.
(3)In April 2019, we completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See “Basis of Presentation,” and Note 17—Earnings Per Share to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information.
(a)Presents information for Tradeweb Markets Inc. (post-IPO period).
(b)Presents information for Tradeweb Markets LLC (pre-IPO period).

(4)In addition to cash flow from operating activities presented in accordance with GAAP, we use Free Cash Flow to measure liquidity. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a definition and discussion of Free Cash Flow and “Use of Non-GAAP Financial Measures” for a discussion of the limitations of Free Cash Flow.
(5)In addition to net income and net income attributable to Tradeweb Markets Inc., each presented in accordance with GAAP, we use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin as measures of our operating performance and Adjusted Net Income and Adjusted Diluted EPS as measures of our profitability. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for definitions and discussions of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS and “Use of Non-GAAP Financial Measures” for a discussion of the limitations of these non-GAAP financial measures.
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2020 and 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016:

	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in thousands)
Cash flow from operating activities	$443,234	$311,003	$112,556	$164,828	$224,580	$171,845
Less: Capitalization of software development costs	(31,046)	(28,681)	(7,156)	(19,523)	(27,157)	(25,351)
Less: Purchases of furniture, equipment and leasehold improvements	(11,490)	(15,781)	(9,090)	(6,327)	(13,461)	(9,998)
Free Cash Flow	$400,698	$266,541	$96,310	$138,978	$183,962	$136,496

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2020 and 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016:

	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(dollars in thousands)
Net income	$218,390	$173,024	$29,307	$130,160	$83,648	$93,161
Contingent consideration	—	—	—	26,830	58,520	26,224
Interest (income) expense, net	316	(2,373)	(787)	(1,726)	(685)	695
Depreciation and amortization	153,789	139,330	33,020	48,808	68,615	80,859
Stock-based compensation expense	13,025	25,098	—	—	—	—
Provision / (benefit) for income taxes	56,074	52,302	3,415	11,900	6,129	(725)
Unrealized foreign exchange (gains) / losses	5,665	(2,310)	263	(960)	(364)	1,872
(Gain) / loss from revaluation of foreign denominated cash	614	1,225	90	(921)	(678)	(1,315)
Tax receivable agreement liability adjustment	(11,425)	(33,134)	—	—	—	—
Adjusted EBITDA	$436,448	$353,162	$65,308	$214,091	$215,185	$200,771
Less: Depreciation and amortization	(153,789)	(139,330)	(33,020)	(48,808)	(68,615)	(80,859)
Add: Acquisition and Refinitiv Transaction related D&A	110,187	97,565	22,413	19,576	31,236	41,125
Adjusted EBIT	$392,846	$311,397	$54,701	$184,859	$177,806	$161,037
Adjusted EBITDA margin	48.9%	45.5%	36.6%	42.3%	38.2%	38.7%
Adjusted EBIT margin	44.0%	40.2%	30.6%	36.5%	31.6%	31.1%

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2020 and 2019, the 2018 Successor Period, the 2018 Predecessor Period and the years ended December 31, 2017 and 2016:

	Successor		Successor		Successor		Predecessor		Predecessor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	(in thousands, except share and per share amounts)
Earnings per diluted share(1)			$0.19	(b)
	$0.88	(a)	$0.54	(a)	$0.13	(b)	$0.60	(b)	$0.39	(b)	$0.44	(b)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	$—		$42,352	(b)	$29,307	(b)	$130,160	(b)	$83,648	(b)	$93,161	(b)
Add: Net income attributable to Tradeweb Markets Inc. (1)	166,296	(a)	83,769	(a)	—		—		—		—
Add: Net income attributable to non-controlling interests (1)(2)	52,094	(a)	46,903	(a)	—		—		—		—
Net income	$218,390	(a)	$173,024	(a)(b)	$29,307	(b)	$130,160	(b)	$83,648	(b)	$93,161	(b)
Provision / (benefit) for income taxes	56,074		52,302		3,415		11,900		6,129		(725)
Contingent consideration	—		—		—		26,830		58,520		26,224
Acquisition and Refinitiv Transaction related D&A	110,187		97,565		22,413		19,576		31,236		41,125
Stock-based compensation expense	13,025		25,098		—		—		—		—
Unrealized foreign exchange (gains) / losses	5,665		(2,310)		263		(960)		(364)		1,872
(Gain) / loss from revaluation of foreign denominated cash	614		1,225		90		(921)		(678)		(1,315)
Tax receivable agreement liability adjustment	(11,425)		(33,134)		—		—		—		—
Adjusted Net Income before income taxes	392,530		313,770		55,488		186,585		178,491		160,342
Adjusted income taxes	(86,357)		(82,835)		(14,649)		(49,258)		(47,122)		(42,330)
Adjusted Net Income	$306,173		$230,935		$40,839		$137,327		$131,369		$118,012
Adjusted Diluted EPS (1)(3)			0.23	(b)
	$1.31	(a)	$0.77	(a)	$0.18	(b)	$0.64	(b)	$0.62	(b)	$0.56	(b)
__________________________
(1)In April 2019, the Company completed the Reorganization Transactions and the IPO. As a result, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc. .
a)Presents information for Tradeweb Markets Inc. (post-IPO period).
b)Presents information for Tradeweb Markets LLC. (pre-IPO period).
See “Basis of Presentation” and Note 17 – Earnings Per Share to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests for shares of Class A or Class B common stock.
(3)Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the year ended December 31, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets, Inc. (post-IPO period). Shares outstanding during the year ended December 31, 2020 represent shares of Class A and Class B Common Stock of Tradeweb Markets Inc. (post-IPO period).
.

The table set forth below presents the calculation of Adjusted Diluted EPS for the periods presented above:

	Successor				Predecessor
Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding		Post-IPO Period	Pre-IPO Period
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Diluted weighted average TWM LLC shares outstanding	—	—	223,320,457	222,243,851	215,365,920	212,568,635	210,979,704
Diluted weighted average shares of Class A and Class B common stock outstanding	188,223,032	156,540,246	—	—	—	—	—
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	45,828,289	74,279,741	—	—	—	—	—
Adjusted diluted weighted average shares outstanding	234,051,321	230,819,987	223,320,457	222,243,851	215,365,920	212,568,635	210,979,704
Adjusted Net Income (in thousands)	$306,173	$178,745	$52,190	$40,839	$137,327	$131,369	$118,012
Adjusted Diluted EPS	$1.31	$0.77	$0.23	$0.18	$0.64	$0.62	$0.56
__________________________
(1)Assumes the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
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
Trends and Other Factors Impacting Our Performance
COVID-19

Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. By mid-March 2020, nearly all of our employees around the world were working remotely. Most continue to work remotely.

In light of the market volatility and economic disruption that has arisen in the wake of the pandemic, we have worked closely with our clients to provide flexible, stable, resilient and secure access to our platforms across our multi-asset offerings so they can reliably manage their core cash and derivatives needs in the diverse geographic, product and customer sector markets we serve. Our employees and clients together have adapted to working remotely. We believe the strong volumes we experienced on our platforms in March 2020 and since are reflective of these factors.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain or prevent the coronavirus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders, business limitations and shutdowns and the distribution of vaccines. While we have safely re-opened our offices with capacity limitations consistent with local guidelines, we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary. In addition, we believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by COVID-19.

We currently expect any future disruptive impact of COVID-19 on our business to be temporary and are determined to continue to minimize such impact. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic has developed and persists, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the coronavirus’ global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.

Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance. Factors that may impact market activity in 2021 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes and health concerns associated with the coronavirus. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.
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
Regulatory Environment

Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See “Business — Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the new U.S. administration. The impact of any reform efforts on us and our operations remains uncertain. In addition, the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, now means Tradeweb is subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements as between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. For example, our 2018 revenue increased due in part to higher trading volumes as a result of, and the introduction of our new APA service in connection with, the implementation of MiFID II in January 2018.
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
Effect of Pushdown Accounting on our Financial Statements
As a result of the Refinitiv Transaction, and the application of pushdown accounting, our assets and liabilities were adjusted to their estimated fair values as of October 1, 2018, the closing date of the Refinitiv Transaction. These adjusted valuations resulted in an increase in depreciation and amortization expense, due to the increased carrying value of our assets and the related increase in depreciation of tangible assets and amortization of our intangible assets, and a decrease in occupancy expense as a result of the recognition of a leasehold interest liability. Additionally, the excess of the portion of the total purchase price of the Refinitiv Transaction attributable to the purchase of our assets and liabilities over their estimated fair value as of the closing date of the Refinitiv Transaction was allocated to goodwill. Goodwill is subject to annual impairment testing. Amounts allocated to intangible assets with definite lives are subject to amortization over the estimated useful life of the asset. See “Note 2 — Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and “— Critical Accounting Policies and Estimates — Pushdown Accounting.”
Due to the change in the basis of accounting resulting from the application of pushdown accounting, the financial information for the period beginning on October 1, 2018, and through and including December 31, 2020, which we refer to as the “Successor period,” and the financial information for the periods prior to, and including, September 30, 2018, which we refer to as the “Predecessor period,” are not necessarily comparable. As discussed above, the new basis of accounting primarily impacted the values of our long-lived and indefinite-lived intangible assets and resulted in increased depreciation and amortization expense and decreased occupancy expense. However, the change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact revenues or certain expenses, including employee compensation and benefits expense, general and administrative expense, technology and communications expense, professional fees and net interest income (expense), and, for these metrics, we believe combining the results for the 2018 Successor and 2018 Predecessor periods provides meaningful information. Accordingly, certain discussions below for revenues and certain expenses represent the combined results of the 2018 Successor and 2018 Predecessor periods for the full year ended December 31, 2018. Such combination was performed by mathematical addition and is not a presentation made in accordance with GAAP, although we believe it provides a meaningful method of comparison for these metrics. The combined data is being presented for informational purposes only. The combined results for these metrics for the full year ended December 31, 2018 (i) have not been prepared on a pro forma basis, as if the Refinitiv Transaction occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Refinitiv Transaction, (iii) may not be predictive of our future results of operations and (iv) should not be viewed as a substitute for the financial results of the Successor and Predecessor periods presented in accordance with GAAP. For all other metrics, to the extent that the change in basis had a material impact on our results, we have disclosed such impact under “— Results of Operations.”
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
Components of our Results of Operations
Revenues
Our gross revenue is derived primarily from transaction fees, subscription fees, commissions and market data fees. For the 2018 Predecessor Period, our gross revenue is offset by contingent consideration recognized as a contra-revenue adjustment related to the achievement of specific revenue earnout milestones, as further described below. This contingent consideration vested on, and has no additional impacts on our results of operations after, July 31, 2018. We believe that gross revenue is the key driver of our operating performance and therefore is the revenue measure we utilize to assess our business on a period by period basis.
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
Contingent Consideration
In 2014, we issued Class A Shares and unvested Class P1-(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution to facilitate our expansion into new credit products. In connection with this investment, certain employees also invested $5.3 million in us and were issued Class C Shares and unvested Class P1-(C) Shares. The Class P1-(A) Shares vested on July 31, 2018 upon the achievement of specific revenue earnout milestones related to the growth of specified credit products (the “Credit Initiative Earnout”). Prior to the July 31, 2018 vesting, we recognized contingent consideration with respect to the Credit Initiative Earnout as a contra-revenue adjustment, which partially offset gross revenue for the 2018 Predecessor Period and the years ended December 31, 2017 and 2016. See “— Critical Accounting Policies and Estimates — Contingent Consideration” for a discussion of the calculation of contingent consideration. The value of the contingent consideration of $156.2 million was finalized and contributed to members’ capital or employee equity compensation payable on July 31, 2018 and we therefore no longer recognize any contra-revenue adjustments from the Credit Initiative Earnout subsequent to that date. In connection with the Reorganization Transactions, the Class A Shares, Class P1-(A) Shares, Class C Shares and Class P1-(C) Shares were exchanged for LLC Interests.
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
Technology and Communications
Technology and communications expense consists of costs relating to software and hardware maintenance, our internal network connections, data center costs, clearance costs and data feeds provided by third-party service providers, including Refinitiv pursuant to a shared services agreement. Factors that influence technology and communications expense include trading volume and investments in innovation, data strategy and cybersecurity.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of December 31, 2020, we owned 85.1% of TWM LLC and the Continuing LLC Owners owned the remaining 14.9% of TWM LLC.
Results of Operations
For the Years Ended December 31, 2020 and December 31, 2019
The following table sets forth a summary of our statements of income for the years ended December 31, 2020 and 2019:

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Gross revenue	$892,659	$775,566	$117,093	15.1%
Total expenses	629,304	585,747	43,557	7.4%
Operating income	263,355	189,819	73,536	38.7%
Tax receivable agreement liability adjustment	11,425	33,134	(21,709)	(65.5)%
Net interest income	(316)	2,373	(2,689)	(113.3)%
Income before taxes	274,464	225,326	49,138	21.8%
Provision for income taxes	(56,074)	(52,302)	(3,772)	7.2%
Net income	218,390	173,024	45,366	26.2%
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	42,352	(42,352)	(100.0)%
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	218,390	130,672	87,718	67.1%
Less: Net income attributable to non-controlling interests	52,094	46,903	5,191	11.1%
Net income attributable to Tradeweb Markets Inc.	$166,296	$83,769	$82,527	98.5%

Overview
During the year ended December 31, 2020 as compared to the year ended December 31, 2019, our results benefited from higher client trading activity, which drove revenue increases in our rates, credit, equities and money markets asset classes and the delivery of new data sets, which increased license fees in our market data business.  Our expenses increased primarily due to increased employee compensation and benefits expense, and higher depreciation and amortization expense. The increase in depreciation and amortization expense was a result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”).
Gross revenue increased by $117.1 million or 15.1% to $892.7 million for the year ended December 31, 2020 from $775.6 million for the year ended December 31, 2019. The increase in gross revenue was mainly due to higher trading volumes resulting in a $94.9 million increase in transaction fees and a $13.7 million increase in commissions.
Total expenses increased by $43.6 million or 7.4% to $629.3 million for the year ended December 31, 2020 from $585.7 million for the year ended December 31, 2019. As noted above, total expenses for the year ended December 31, 2020 increased primarily due to higher employee compensation and benefits expense and higher depreciation and amortization expense, partially offset by lower travel and entertainment expenses.
Revenues
Our revenues for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020		2019
	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees	$518,474	58.1%	$423,583	54.6%	$94,891	22.4%
Subscription fees(1)	202,064	22.6%	194,366	25.1%	7,698	4.0%
Commissions	163,114	18.3%	149,365	19.2%	13,749	9.2%
Other	9,007	1.0%	8,252	1.1%	755	9.1%
Gross revenue	$892,659	100.0%	$775,566	100.0%	$117,093	15.1%
Components of gross revenue growth:
Constant currency growth(2)						14.5%
Foreign currency impact						0.6%
Gross revenue growth						15.1%
(1)Subscription fees for the year ended December 31, 2020 and 2019 include $59.7 million and $55.6 million, respectively, of Refinitiv market data fees.
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
Transaction fees. Transaction fees increased by $94.9 million or 22.4% to $518.5 million for the year ended December 31, 2020 from $423.6 million for the year ended December 31, 2019 primarily due to increased fees for U.S. corporate bonds, rates derivatives products, mortgages, ETFs, credit derivatives products, and U.S. government bonds.
Subscription fees. Subscription fees increased by $7.7 million or 4.0% to $202.1 million for the year ended December 31, 2020 from $194.4 million for the year ended December 31, 2019 primarily due to increased fees for market data, rates derivatives products, retail fees, and mortgages, partially offset by decreased fees for European government bonds.

Commissions.  Commissions increased by $13.7 million or 9.2% to $163.1 million for the year ended December 31, 2020 from $149.4 million for the year ended December 31, 2019 primarily due to increased fees from electronically traded U.S. corporate bonds, equity derivatives products, rates derivatives products, and mortgages.
Other. Other revenue increased by $0.8 million or 9.1% to $9.0 million for the year ended December 31, 2020 from $8.3 million for the year ended December 31, 2019 primarily as a result of revenue from our APA reporting service.
Our gross revenue by client sector for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$554,330	$453,379	$100,951	22.3%
Wholesale	185,456	171,096	14,360	8.4%
Retail	76,352	80,368	(4,016)	(5.0)%
Market Data	76,521	70,723	5,798	8.2%
Gross revenue	$892,659	$775,566	$117,093	15.1%
Institutional. Revenues from our Institutional client sector increased by $101.0 million or 22.3% to $554.3 million for the year ended December 31, 2020 from $453.4 million for the year ended December 31, 2019 primarily due to increased fees for U.S. corporate bonds, rates derivatives products, mortgages, ETFs, credit derivatives products, and U.S. government bonds.
Wholesale. Revenues from our Wholesale client sector increased by $14.4 million or 8.4% to $185.5 million for the year ended December 31, 2020 from $171.1 million for the year ended December 31, 2019 primarily due to increased fees for our electronically traded U.S. and European corporate bonds, equity derivatives products, rates derivatives products, and mortgages.
Retail. Revenues from our Retail client sector decreased by $4.0 million or 5.0% to $76.4 million for the year ended December 31, 2020 from $80.4 million for the year ended December 31, 2019 primarily due to lower revenues from U.S. corporate bonds, U.S. government bonds, and certificates of deposit, partially offset by higher revenues from municipals, fees from our portfolio solutions tool, as well as software development and implementation revenue on behalf of certain clients.
Market Data. Revenues from our Market Data client sector increased by $5.8 million or 8.2% to $76.5 million for the year ended December 31, 2020 from $70.7 million for the year ended December 31, 2019 primarily due to increased Refinitiv license fees for additional market data feeds provided to Refinitiv.
Our gross revenue by asset class for the year ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$476,327	$434,197	$42,130	9.7%
Credit	212,554	162,154	50,400	31.1%
Equities	61,709	46,912	14,797	31.5%
Money Markets	42,620	40,392	2,228	5.5%
Market Data	76,521	70,723	5,798	8.2%
Other Fees	22,928	21,188	1,740	8.2%
Gross revenue	$892,659	$775,566	$117,093	15.1%

Our variable and fixed revenues by asset class for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020		2019		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$270,826	$205,501	$232,423	$201,774	$38,403	$3,727	16.5%	1.8%
Credit	189,789	22,765	141,343	20,811	48,446	1,954	34.3%	9.4%
Equities	51,536	10,173	38,515	8,397	13,021	1,776	33.8%	21.2%
Money Markets	26,308	16,312	25,461	14,931	847	1,381	3.3%	9.2%
Market Data	—	76,521	—	70,723	—	5,798	—	8.2%
Other	—	22,928	—	21,188	—	1,740	—	8.2%
Gross revenue	$538,459	$354,200	$437,742	$337,824	$100,717	$16,376	23.0%	4.8%
Rates. Revenues from our Rates asset class increased by $42.1 million or 9.7% to $476.3 million for the year ended December 31, 2020 from $434.2 million for the year ended December 31, 2019 primarily due to higher trading volumes for rates derivatives products, mortgages, and U.S. and European government bonds.
Credit. Revenues from our Credit asset class increased by $50.4 million or 31.1% to $212.6 million for the year ended December 31, 2020 from $162.2 million for the year ended December 31, 2019 primarily due to higher trading volumes for U.S. and European corporate bonds and credit derivatives products.
Equities. Revenues from our Equities asset class increased by $14.8 million or 31.5% to $61.7 million for the year ended December 31, 2020 from $46.9 million for the year ended December 31, 2019 primarily due to higher trading volumes for ETFs and equity derivatives products.
Money Markets. Revenues from our Money Markets asset class increased by $2.2 million or 5.5% to $42.6 million for the year ended December 31, 2020 from $40.4 million for the year ended December 31, 2019 primarily due to increased volumes and fixed fee revenues for repurchase agreements, partially offset by decreased volumes for certificates of deposit.
Market Data. Revenues from Market Data increased by $5.8 million or 8.2% to $76.5 million for the year ended December 31, 2020 from $70.7 million for the year ended December 31, 2019 primarily as a result of increased Refinitiv license fees for additional market data feeds provided to Refinitiv.
Other Fees. Revenues from Other Fees increased by $1.7 million or 8.2% to $22.9 million for the year ended December 31, 2020 from $21.2 million for the year ended December 31, 2019 primarily due to increased fees from our portfolio solutions tool, as well as software development and implementation revenue on behalf of certain clients.

A significant percentage of our revenues are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the years ended December 31, 2020 and 2019, and the resulting percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020		2019		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$530,901	$133,830,187	$489,645	$122,871,725	8.4%
Credit	22,097	5,579,691	14,777	3,721,199	49.5%
Equities	12,284	3,117,069	7,795	1,972,767	57.6%
Money Markets	272,699	68,692,339	213,209	53,706,377	27.9%
Total	$837,982	$211,219,286	$725,426	$182,272,068	15.5%

Rates. ADV for Rates increased due mainly to higher trading activity in mortgages and U.S. government bonds.

Credit. ADV for Credit increased due mainly to higher trading activity in credit swaps as well as U.S. High Grade and High Yield credit.

Equities. ADV for Equities increased due mainly to higher trading volumes in ETFs and equity futures.

Money Markets. ADV for Money Markets increased due mainly to the continued growth of bilateral electronic trading in repurchase agreements.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the years ended December 31, 2020 and 2019 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and gross revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change
Rates	$2.02	$1.89	$0.13	7.0%
Cash Rates	$1.87	$1.91	$(0.04)	(1.9)%
Rates Derivatives	$2.25	$1.87	$0.38	20.4%
Swaps/Swaptions Tenor (greater than 1 year)	$3.28	$2.78	$0.50	18.1%
Other Rates Derivatives(1)	$0.19	$0.09	$0.10	108.3%

Credit	$34.01	$37.98	$(3.97)	(10.4)%
Cash Credit(2)	$130.90	$129.61	$1.29	1.0%
Credit Derivatives and U.S. Cash "EP"	$6.60	$6.84	$(0.24)	(3.5)%

Equities	$16.53	$19.52	$(2.99)	(15.3)%
Cash Equities	$23.55	$28.11	$(4.56)	(16.2)%
Equity Derivatives	$7.41	$8.29	$(0.88)	(10.6)%

Money Markets (Cash)	$0.38	$0.47	$(0.09)	(19.2)%

Total Fees per Million	$2.55	$2.40	$0.15	6.2%
Total Fees per Million excluding Other Rates Derivatives(3)	$2.77	$2.66	$0.11	4.1%
__________________________
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
Equities. Average variable fees per million for equities overall decreased due to a mix shift toward derivatives, in addition to a mix shift within cash equities toward lower fees per million wholesale ETFs which carry lower fees per million than institutional ETFs.
Money Markets. Average variable fees per million for money markets decreased due to a mix shift from higher variable fees per million U.S. certificates of deposit toward lower variable fees per million repurchase agreements.

Our gross revenue by geography (based on client location) for the years ended December 31, 2020 and 2019, and the resulting dollar and percentage changes, were as follows:

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$570,064	$497,316	$72,748	14.6%
International	322,595	278,250	44,345	15.9%
Gross revenue	$892,659	$775,566	$117,093	15.1%
U.S. Revenues from U.S. clients increased by $72.7 million or 14.6% to $570.1 million for the year ended December 31, 2020 from $497.3 million for the year ended December 31, 2019 primarily due to higher revenues for U.S. corporate bonds, mortgages, U.S. government bonds, and U.S. ETFs.
International. Revenues from International clients increased by $44.3 million or 15.9% to $322.6 million for the year ended December 31, 2020 from $278.3 million for the year ended December 31, 2019 primarily due to higher revenues for rates derivatives products, credit derivatives products, and European ETFs. Fluctuations in foreign currency rates for the year ended December 31, 2020 increased our International gross revenue by $4.5 million.
Operating Expenses
Our expenses for the years ended December 31, 2020 and 2019 were as follows:

	Successor
	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(in thousands)
Employee compensation and benefits	$349,658	$329,457	$20,201	6.1%
Depreciation and amortization	153,789	139,330	14,459	10.4%
Technology and communications	47,500	39,285	8,215	20.9%
General and administrative	34,822	34,960	(138)	(0.4)%
Professional fees	28,875	28,029	846	3.0%
Occupancy	14,660	14,686	(26)	(0.2)%
Total Expenses	$629,304	$585,747	$43,557	7.4%
Employee Compensation and Benefits. Employee compensation and benefits expense increased by $20.2 million or 6.1% to $349.7 million for the year ended December 31, 2020 from $329.5 million for the year ended December 31, 2019. The increase was primarily due to increases in incentive compensation expenses tied to operating performance, salary and benefits due to increased employee headcount, and commissions due to higher revenues from our Wholesale client sector, which is partially offset by a decrease in non-cash stock-based compensation expense related to options, as a significant portion of a Special Option Award was recognized immediately upon the completion of the IPO in April 2019.

Depreciation and Amortization. Depreciation and amortization expense increased by $14.5 million or 10.4% to $153.8 million for the year ended December 31, 2020 from $139.3 million for the year ended December 31, 2019. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Technology and communications expense increased by $8.2 million or 20.9% to $47.5 million for the year ended December 31, 2020 from $39.3 million for the year ended December 31, 2019. The increase was primarily due to increased clearance and data fees as a result of higher trading volumes and increased investment in our data strategy and cybersecurity.

General and Administrative. General and administrative expense decreased by $0.1 million or 0.4% to $34.8 million for the year ended December 31, 2020 from $35.0 million for the year ended December 31, 2019. The decrease was primarily a result of lower travel and entertainment expenses, partially offset by higher foreign exchange losses and insurance expenses.
Professional Fees. Professional fees increased by $0.8 million or 3.0% to $28.9 million for the year ended December 31, 2020 from $28.0 million for the year ended December 31, 2019. The increase was primarily a result of higher consulting fees and other outside services, as well as higher legal fees, partially offset by lower audit and tax advisory fees.
Occupancy. Occupancy expense remained flat at $14.7 million for the year ended December 31, 2020.
Net Interest Income
Net interest income decreased by $2.7 million to net interest expense of $0.3 million for the year ended December 31, 2020 from net interest income of $2.4 million for the year ended December 31, 2019 due to a decrease in interest rates and higher full year costs related to the Revolving Credit Facility, which did not begin until the second quarter of 2019.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment for the year ended December 31, 2020 was $11.4 million, which represents income recognized during the year ended December 31, 2020 primarily due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
Income Taxes
The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2020 was 20.4%, compared with 23.2% for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests, partially offset by state and local taxes.

For the Year Ended December 31, 2019 (Successor), October 1, 2018 to December 31, 2018 (Successor) and January 1, 2018 to September 30, 2018 (Predecessor)
The following table sets forth a summary of our statements of income for the year ended December 31, 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor	Successor	Predecessor
	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(dollars in thousands)
Gross revenue	$775,566	$178,637	$505,771
Contingent consideration	—	—	(26,830)
Net revenue	775,566	178,637	478,941
Total expenses	585,747	146,702	338,607
Operating income	189,819	31,935	140,334
Tax receivable agreement liability adjustment	33,134	—	—
Net interest income	2,373	787	1,726
Income before taxes	225,326	32,722	142,060
Provision for Income taxes	(52,302)	(3,415)	(11,900)
Net income	$173,024	$29,307	$130,160
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	130,672
Less: Net income attributable to non-controlling interests	46,903
Net income attributable to Tradeweb Markets Inc.	$83,769
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
Revenues
Our revenues for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor		Combined(1)		Successor		Predecessor		Year Ended December 31, 2019 vs Combined Year Ended December 31, 2018
	Year Ended December 31, 2019		Year Ended December 31, 2018		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
	$	% of Gross Revenue	$	% of Gross Revenue	$	% of Gross Revenue	$	% of Gross Revenue	$ Change	% Change
	(dollars in thousands)
Revenues
Transaction fees	$423,583	54.6%	$370,881	54.2%	$97,130	54.4%	$273,751	54.1%	$52,702	14.2%
Subscription fees(2)	194,366	25.1%	190,500	27.8%	46,519	26.0%	143,981	28.5%	3,866	2.0%
Commissions	149,365	19.3%	112,670	16.5%	32,840	18.4%	79,830	15.8%	36,695	32.6%
Other	8,252	1.1%	10,357	1.5%	2,148	1.2%	8,209	1.6%	(2,105)	(20.3)%
Gross revenue	775,566	100.0%	684,408	100.0%	178,637	100.0%	505,771	100.0%	91,158	13.3%
Contingent consideration	—		(26,830)		—		(26,830)		26,830	(100.0)%
Net revenue	$775,566		$657,578		$178,637		$478,941		$117,988	17.9%
Components of gross revenue growth:
Constant currency growth(3)										15.1%
Foreign currency impact										(1.8)%
Total gross revenue growth										13.3%
___________________________
(1)Represents the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of revenues for the year ended December 31, 2019 to the combined year ended December 31, 2018. Revenue accounts were not impacted by the Refinitiv Transaction or the application of pushdown accounting.
(2)Subscription fees for the year ended December 31, 2019, the combined year ended December 31, 2018 the 2018 Successor Period and the 2018 Predecessor Period, include $55.6 million, $50.3 million, $13.4 million and $36.8 million, respectively, of Refinitiv (formerly Thomson Reuters) market data fees.
(3)Constant currency growth, which is a non-GAAP financial measure, is defined as gross revenue growth excluding the effects of foreign currency fluctuations. Gross revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s gross revenue using the average exchange rates for 2018. We use constant currency growth as a supplemental metric to evaluate our underlying gross revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our gross revenue performance and trends between periods.
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
Our gross revenue by client sector for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor	Combined (1)	Successor	Predecessor	Year Ended December 31, 2019 vs Combined Year Ended December 31, 2018
	Year Ended December 31, 2019	Year Ended December 31, 2018	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
					$ Change	% Change
	(dollars in thousands)
Revenues
Institutional	$453,379	$405,889	$103,971	$301,918	$47,490	11.7%
Wholesale	171,096	137,181	38,153	99,028	33,915	24.7%
Retail	80,368	77,546	19,780	57,766	2,822	3.6%
Market Data	70,723	63,792	16,733	47,059	6,931	10.9%
Gross revenue	$775,566	$684,408	$178,637	$505,771	$91,158	13.3%
___________________________
(1)Represents the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of revenues for the year ended December 31, 2019 to the combined year ended December 31, 2018. Revenue accounts were not impacted by the Refinitiv Transaction or the application of pushdown accounting.
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

Our gross revenue by asset class for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor	Combined (1)	Successor	Predecessor	Year Ended December 31, 2019 vs Combined Year Ended December 31, 2018
	Year Ended December 31, 2019	Year Ended December 31, 2018	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
					$ Change	% Change
	(dollars in thousands)
Revenues
Rates	$434,197	$379,233	$97,592	$281,641	$54,964	14.5%
Credit	162,154	139,656	37,204	102,452	22,498	16.1%
Equities	46,912	40,939	12,592	28,347	5,973	14.6%
Money Markets	40,392	34,741	9,493	25,248	5,651	16.3%
Market Data	70,723	63,792	16,733	47,059	6,931	10.9%
Other Fees	21,188	26,047	5,023	21,024	(4,859)	(18.7)%
Gross revenue	$775,566	$684,408	$178,637	$505,771	$91,158	13.3%
___________________________
(1)Represents the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of revenues for the year ended December 31, 2019 to the combined year ended December 31, 2018. Revenue accounts were not impacted by the Refinitiv Transaction or the application of pushdown accounting.
Our variable and fixed revenues by asset class for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor		Combined(1)		Successor		Predecessor		Year Ended December 31, 2019 vs Combined Year Ended December 31, 2018
	Year Ended December 31, 2019		Year Ended December 31, 2018		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
									$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
	(dollars in thousands)
Revenues
Rates	$232,423	$201,774	$181,051	$198,182	$47,868	$49,724	$133,183	$148,458	$51,372	$3,592	28.4%	1.8%
Credit	141,343	20,811	119,217	20,439	31,976	5,228	87,241	15,211	22,126	372	18.6%	1.8%
Equities	38,515	8,397	34,443	6,496	10,949	1,643	23,494	4,853	4,072	1,901	11.8%	29.3%
Money Markets	25,461	14,931	20,843	13,898	6,040	3,453	14,803	10,445	4,618	1,033	22.2%	7.4%
Market Data	—	70,723	—	63,792	—	16,733	—	47,059	—	6,931	—%	10.9%
Other	—	21,188	40	26,007	—	5,023	40	20,984	(40)	(4,819)	(100.0)%	(18.5)%
Gross revenue	$437,742	$337,824	$355,594	$328,814	$96,833	$81,804	$258,761	$247,010	$82,148	$9,010	23.1%	2.7%
___________________________
(1)Represents the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of revenues for the year ended December 31, 2019 to the combined year ended December 31, 2018. Revenue accounts were not impacted by the Refinitiv Transaction or the application of pushdown accounting.
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

	Successor
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

	Successor
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
Our gross revenue by geography (based on client location) for the year ended December 31, 2019, the combined year ended December 31, 2018, the 2018 Successor Period and the 2018 Predecessor Period, and the resulting dollar and percentage changes, were as follows:

	Successor	Combined (1)	Successor	Predecessor	Year Ended December 31, 2019 vs Combined Year Ended December 31, 2018
	Year Ended December 31, 2019	Year Ended December 31, 2018	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
					$ Change	% Change
	(dollars in thousands)
Revenues
U.S.	$497,316	$440,211	$115,907	$324,304	$57,105	13.0%
International	278,250	244,197	62,730	181,467	34,053	13.9%
Gross revenue	$775,566	$684,408	$178,637	$505,771	$91,158	13.3%
___________________________
(1)Represents the combined results of the Successor and Predecessor periods for the full year ended December 31, 2018. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of revenues for the year ended December 31, 2019 to the combined year ended December 31, 2018. Revenue accounts were not impacted by the Refinitiv Transaction or the application of pushdown accounting.
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
Operating Expenses
Our expenses for the year ended December 31, 2019, the 2018 Successor Period and the 2018 Predecessor Period were as follows:

	Successor	Successor	Predecessor
	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(in thousands)
Employee compensation and benefits(1)	$329,457	$80,436	$209,053
Depreciation and amortization	139,330	33,020	48,808
Technology and communications(1)	39,285	9,907	26,598
General and administrative(1)	34,960	11,837	23,056
Professional fees(1)	28,029	8,194	20,360
Occupancy	14,686	3,308	10,732
Total Expenses	$585,747	$146,702	$338,607
___________________________
(1)The change in basis resulting from the Refinitiv Transaction and the application of pushdown accounting did not impact these operating expense accounts.

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
Quarterly Results of Operations
Our quarterly results have been and will continue to be affected by changes in trading volumes due to market conditions, changes in the number of trading days during certain quarters and seasonal effects caused by slow-downs in trading activity during certain periods. As a result of these and other factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year or any future periods. For our quarterly results of operations for the years ended December 31, 2020 and 2019, see Note 20 — Quarterly Results of Operations to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, our expected dividend payments, and our recently announced share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of December 31, 2020 under the Tax Receivable Agreement were $404.3 million, substantially all due to be paid over 15 years.
We expect to fund our liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.
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
As of December 31, 2020 and 2019, we had cash and cash equivalents of approximately $791.3 million and $460.7 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. Any future determination to change the amount of dividends and/or declare special dividends will be at the discretion of our board of directors and will be dependent upon then-existing conditions and other factors that our board of directors considers relevant. See “Risk Factors — Risks Relating to our Organizational Structure and Governance — Our principal asset is our equity interest in TWM LLC, and, accordingly, we depend on distributions from TWM LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement” and “Risk Factors — Risks Relating to Ownership of our Class A common stock — We intend to continue to pay regular dividends on our Class A common stock and Class B common stock, but our ability to do so may be limited.”
Cash Dividends
On February 3, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the first quarter of 2021. This dividend will be payable on March 15, 2021 to stockholders of record as of March 1, 2021.
During 2020, Tradeweb Markets Inc. declared and paid quarterly cash dividends of $0.08 per share, in an aggregate amount of $58.1 million, to the holders of Class A common stock and Class B common stock.
Cash Distributions
On February 2, 2021, Tradeweb Markets Inc., as the sole manager of TWM LLC, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of approximately $18.8 million, as adjusted by required state and local tax withholdings as well as increases in Tradeweb Markets Inc. shares outstanding between January 26, 2021 and the distribution record date of March 1, 2021, payable on March 11, 2021.
In 2020, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $70.9 million, including distributions to Tradeweb Markets Inc. of $54.1 million and distributions to non-controlling interests of $16.8 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses, including payments under the Tax Receivable Agreement.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors approved a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans. The share repurchase program authorizes the purchase of up to $150 million of our Class A common stock at the Company's discretion through the end of fiscal year 2023. The repurchase program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The repurchase program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.

Indebtedness
As of December 31, 2020 and 2019, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility provides borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
On November 7, 2019, TWM LLC entered into an amendment to the Revolving Credit Facility among TWM LLC and the lenders party thereto, which revised the Revolving Credit Facility to permit the recently consummated LSEG Transaction. The amendment did not otherwise impact the terms of the Revolving Credit Facility and did not impact the amount of borrowings available to TWM LLC under the Revolving Credit Facility.
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
As of December 31, 2020, there were no amounts outstanding under the Revolving Credit Facility and we had availability of $500.0 million.
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

As of December 31, 2020, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2020 and 2019, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $65.1 million and $53.2 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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

	Successor	Successor
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Cash and cash equivalents	$791,280	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	368	30,641
Deposits with clearing organizations	11,671	9,724
Accounts receivable	105,286	92,814
Receivable from affiliates	111	2,525
Current assets	909,716	597,415
Payable to brokers and dealers and clearing organizations	252	30,452
Accrued compensation	129,288	119,415
Deferred revenue	23,193	23,990
Accounts payable, accrued expenses and other liabilities	42,077	32,834
Employee equity compensation payable	1,900	1,048
Lease liability	10,813	8,516
Payable to affiliates	5,142	1,506
Tax receivable agreement liability	16,832	6,949
Current liabilities	229,497	224,710
Working capital	$680,219	$372,705

Current assets
Current assets increased to $909.7 million as of December 31, 2020 from $597.4 million as of December 31, 2019 due to an increase in cash and cash equivalents as a result of increased revenues and earnings, partially offset by a decrease in receivables from brokers and dealers and clearing organizations resulting from a lower number of fails to deliver as a result of decreased unsettled wholesale platform transactions.
Current liabilities
Current liabilities increased to $229.5 million as of December 31, 2020 from $224.7 million as of December 31, 2019 due to increases in the Tax Receivable Agreement liability, accrued compensation and other accruals, partially offset by a decrease in payable to brokers and dealers and clearing organizations resulting from a lower number of fails to deliver as a result of decreased unsettled wholesale platform transactions.
See “— Liquidity and Capital Resources — Factors Influencing Our Liquidity and Capital Resources — Capital Requirements.”
Cash Flows
Our cash flows for the years ended December 31, 2020 and 2019, the 2018 Successor Period, and the 2018 Predecessor Period were as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(in thousands)
Net cash flows provided by operating activities	$443,234	$311,003	$112,556	$164,828
Net cash flows (used in) investing activities	(62,536)	(44,462)	(16,246)	(25,850)
Net cash flows (used in) financing activities	(52,693)	(218,142)	(36,000)	(139,350)
Effect of exchange rate changes on cash and cash equivalents	2,564	2,008	(389)	(2,043)
Net increase (decrease) in cash and cash equivalents	$330,569	$50,407	$59,921	$(2,415)
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
Net cash provided by operating activities for the year ended December 31, 2020 was $443.2 million, which was primarily driven by an increase in gross revenue and a decrease in cash taxes.
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
Net cash used in investing activities was $62.5 million for the year ended December 31, 2020, which consisted of $31.0 million of capitalized software development costs, a $20.0 million purchase of an equity investment and $11.5 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Net cash used in investing activities was $44.5 million for the year ended December 31, 2019, which consisted of $28.7 million of capitalized software development costs and $15.8 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Net cash used in investing activities was $16.2 million for the 2018 Successor Period, which consisted of $7.2 million of capitalized software development costs and $9.1 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $25.9 million for the 2018 Predecessor Period, which consisted of$19.5 million of capitalized software development costs and $6.3 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Financing activities consist of purchases of LLC Interests, cash dividends to our Class A common stockholders and Class B common stockholders during the post-IPO period and cash distributions from TWM LLC to the Original LLC Owners during the pre-IPO period.
Net cash used in financing activities was $52.7 million for the year ended December 31, 2020, which consisted of purchases of LLC Interests and shares of Class A common stock of $626.3 million from certain of the Bank Stockholders and members of management using the net proceeds from the April 2020 follow-on offering, cash dividends to our Class A and Class B common stockholders of $58.1 million, $24.7 million of net proceeds related to stock-based compensation activity, and capital distributions to non-controlling interests of $16.8 million.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2020 and 2019, the 2018 Successor Period, and the 2018 Predecessor Period:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(in thousands)
Cash flow from operating activities	$443,234	$311,003	$112,556	$164,828
Less: Capitalization of software development costs	(31,046)	(28,681)	(7,156)	(19,523)
Less: Purchases of furniture, equipment and leasehold improvements	(11,490)	(15,781)	(9,090)	(6,327)
Free Cash Flow	$400,698	$266,541	$96,310	$138,978
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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2020 and 2019, the 2018 Successor Period, and the 2018 Predecessor Period:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(dollars in thousands)
Net income	$218,390	$173,024	$29,307	$130,160
Contingent consideration	—	—	—	26,830
Interest (income) expense, net	316	(2,373)	(787)	(1,726)
Depreciation and amortization	153,789	139,330	33,020	48,808
Stock-based compensation expense(1)	13,025	25,098	—	—
Provision for income taxes	56,074	52,302	3,415	11,900
Unrealized foreign exchange (gains) / losses	5,665	(2,310)	263	(960)
(Gain) / loss from revaluation of foreign denominated cash(2)	614	1,225	90	(921)
Tax receivable agreement liability adjustment(3)	(11,425)	(33,134)	—	—
Adjusted EBITDA	$436,448	$353,162	$65,308	$214,091
Less: Depreciation and amortization	(153,789)	(139,330)	(33,020)	(48,808)
Add: Acquisition and Refinitiv Transaction related D&A(4)	110,187	97,565	22,413	19,576
Adjusted EBIT	$392,846	$311,397	$54,701	$184,859
Adjusted EBITDA margin(5)	48.9%	45.5%	36.6%	42.3%
Adjusted EBIT margin(5)	44.0%	40.2%	30.6%	36.5%
___________________________
(1)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(2)Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(3)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(4)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(5)For the year ended December 31, 2020, Adjusted EBITDA margin increased compared to the year ended December 31, 2019 by 336 basis points, 285 basis points on a constant currency basis. For the year ended December 31, 2020, Adjusted EBIT margin increased compared to the prior year period by 386 basis points, 333 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2020 and 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor		Successor		Successor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
	(dollars in thousands, except per share amounts)
Earnings per diluted share(1)			0.19	(b)
	$0.88	(a)	$0.54	(a)	$0.13	(b)	$0.60	(b)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	$—		$42,352	(b)	$29,307	(b)	$130,160	(b)
Add: Net income attributable to Tradeweb Markets Inc. (1)	166,296	(a)	83,769	(a)	—		—
Add: Net income attributable to non-controlling interests (1)(2)	52,094	(a)	46,903	(a)	—		—
Net income	$218,390	(a)	$173,024	(a)(b)	$29,307	(b)	$130,160	(b)
Provision for income taxes	56,074		52,302		3,415		11,900
Contingent consideration	—		—		—		26,830
Acquisition and Refinitiv Transaction related D&A(3)	110,187		97,565		22,413		19,576
Stock-based compensation expense(4)	13,025		25,098		—		—
Unrealized foreign exchange (gains) / losses	5,665		(2,310)		263		(960)
(Gain) / loss from revaluation of foreign denominated cash(5)	614		1,225		90		(921)
Tax receivable agreement liability adjustment(6)	(11,425)		(33,134)		—		—
Adjusted Net Income before income taxes	392,530		313,770		55,488		186,585
Adjusted income taxes(7)	(86,357)		(82,835)		(14,649)		(49,258)
Adjusted Net Income	$306,173		$230,935		$40,839		$137,327
Adjusted Diluted EPS (1)(8)			$0.23	(b)
	$1.31	(a)	$0.77	(a)	$0.18	(b)	$0.64	(b)
___________________________
(1)In April 2019, we completed the Reorganization Transactions and the IPO.  Therefore, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
(a)Presents information for Tradeweb Markets Inc. (post-IPO period).
(b)Presents information for Tradeweb Markets LLC (pre-IPO period).
See “Basis of Presentation” and Note 17 – Earnings Per Share to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests for shares of Class A or Class B common stock.
(3)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and the post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(5)Represents foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for the year ended December 31, 2020 and 26.4% applied to Adjusted Net Income before income taxes for the year ended December 31, 2019. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.
(8)Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the year ended December 31, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period). Shares outstanding during the year ended December 31, 2020 represent shares of Class A and Class B Common Stock of Tradeweb Markets Inc. (post-IPO period).

The table set forth below summarizes the calculation of Adjusted Diluted EPS for the periods presented above:

	Successor				Predecessor
		Post-IPO Period	Pre-IPO Period
	Year Ended December 31, 2020	Nine Months Ended December 31, 2019	Three Months Ended March 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Diluted weighted average TWM LLC shares outstanding	—	—	223,320,457	222,243,851	215,365,920
Diluted weighted average shares of Class A and Class B common stock outstanding	188,223,032	156,540,246	—	—	—
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	45,828,289	74,279,741	—	—	—
Adjusted diluted weighted average shares outstanding	234,051,321	230,819,987	223,320,457	222,243,851	215,365,920
Adjusted Net Income (in thousands)	$306,173	$178,745	$52,190	$40,839	$137,327
Adjusted Diluted EPS	$1.31	$0.77	$0.23	$0.18	$0.64
___________________________
(1)Assumes the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
Contractual Obligations
As of December 31, 2020, we had the following contractual obligations:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Lease obligations	$36,864	$11,612	$13,057	$7,106	$5,089
Tax receivable agreement liability	404,332	16,832	89,114	24,689	273,697
Total	$441,196	$28,444	$102,171	$31,795	$278,786
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in “Note 2 — Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Prior to the IPO, we awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the "Option Plan"). In accounting for the options issued under the Option Plan, including the Special Option Award as well as post-IPO options, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in our consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital.

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
We recorded an initial liability of $171.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by us using the net proceeds from the IPO. As of December 31, 2019, the liability was $240.8 million primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the October 2019 follow-on offering, as well as additional exchanges of LLC Interests by Continuing LLC Owners. The liability increased to $404.3 million as of December 31, 2020, primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners. The first payment of the Tax Receivable Agreement was made in January 2021.
The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our tax savings will be reflected in income before taxes in the period in which the change occurs.
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
Recent Accounting Pronouncements
See “Note 2 — Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements (adopted and not yet adopted).
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
The following table shows the percentage breakdown of our gross revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2020 and 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
% of revenue denominated in foreign currencies (1)	29%	29%	29%	29%
% of operating expenses denominated in foreign currencies (2)	14%	14%	15%	17%
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

The following table shows the change in gross revenue and operating income caused by fluctuations in foreign currency rates during the years ended December 31, 2020 and 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor	Successor	Successor	Predecessor
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Increase (decrease) in gross revenue	$4,500	$(11,800)	$500	$9,600
Increase (decrease) in operating income	$4,000	$(8,600)	$2,200	$11,200
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual gross revenue and operating income for the years ended December 31, 2020 and 2019, the 2018 Successor Period and the 2018 Predecessor Period:

	Successor		Successor		Successor		Predecessor
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
Effect of 10% change on gross revenue	+/-	$28,900	+/-	$25,300	+/-	$5,100	+/-	$14,300
Effect of 10% change on operating income	+/-	$18,900	+/-	$16,000	+/-	$2,800	+/-	$8,600
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of December 31, 2020 and December 31, 2019, the notional amount of our foreign currency forward contracts was $122.5 million and $83.9 million, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. At December 31, 2020 and 2019, we established an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively, with regard to these receivables.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for the years ended December 31, 2020 and 2019 and the period from October 1, 2018 to December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 and the period from October 1, 2018 to December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Emphasis of a Matter
As discussed in Notes 1 and 3 to the financial statements, on October 1, 2018, a majority interest in Refinitiv Holdings Limited (formerly the Thomson Reuters Financial & Risk Business), was acquired by BCP York Holdings, a company owned by certain investment funds affiliated with The Blackstone Group Inc. As a result of the application of pushdown accounting, the Company’s financial statements for the Successor Period are not comparable to the Predecessor Period, which is from January 1, 2018 to September 30, 2018.
As discussed in Note 1 to the financial statements, the Company completed a series of reorganization transactions and an initial public offering in April 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes - Refer to Note 9 to the consolidated financial statements

Critical Audit Matter Description

Tradeweb Markets Inc. (the “Corporation” or the “Company” which refers to Tradeweb Markets Inc. and its consolidated subsidiaries) is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of Tradeweb Markets LLC (TWM LLC), and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly, any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including the Corporation. The Company has deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. The Company also records uncertain tax positions and recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Auditing management’s estimates related to income taxes required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing procedures to audit the application of relevant domestic and foreign income tax laws, income allocations and apportionment among the taxing jurisdictions, and the flow-through of earnings to the partners of TWM LLC. Given the Company’s legal structure, the multiple jurisdictions in which the Company files its tax returns, and the breadth of applicable tax laws and regulations, auditing management’s tax balances is complex.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to income taxes included, among others, the following:

•We tested the effectiveness of controls over income tax balances, including the provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits.

•With the assistance of our income tax specialists, we assessed the Company’s provision for income taxes by:

◦Evaluating the Company’s income tax provision calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the taxing jurisdictions based on the Company’s structure, source of revenues, and other factors, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax provision calculation.

◦Evaluating the Company’s analyses supporting its conclusions, in the context of the Company’s specific structure, as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset related to the tax basis step-up received in connection with the Company’s equity public offerings. We considered whether permanent and temporary differences had been appropriately identified by evaluating the Company’s trial balance and transactions and applying tax specialist’s knowledge of tax laws and the Company’s business. We also tested that the tax rates used to measure the deferred tax assets and liabilities were appropriate in accordance with Federal and state tax laws.

◦Evaluating both positive and negative evidence in management’s assessment of the Company’s ability to utilize the deferred tax assets in future years to conclude if it is appropriate to continue to recognize a deferred tax asset.

◦Evaluating the appropriateness of the recognition, measurement and accuracy of the Company’s unrecognized tax benefits (“UTB”) to determine if they have been correctly recognized if they meet the "more likely than not threshold" to be realized.

Tax Receivable Agreement Liability – Refer to Note 10 to the consolidated financial statements

Critical Audit Matter Description

In connection with the Company’s Reorganization Transactions, the Corporation entered into a Tax Receivable Agreement between the Company and former and continuing owners of Tradeweb Markets LLC (Continuing LLC Owner) which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, realized due to tax benefits resulting from the Reorganization Transaction. The Corporation accounts for the income tax effects resulting from taxable redemptions or exchanges of LLC Interests by the Continuing LLC Owners for shares of Class A common stock or Class B common stock or cash, as the case may be, and purchases by the

Corporation of LLC Interests from the Continuing LLC Owners by recognizing a change to its Tax Receivable Agreement liability, reflecting the amount expected to be due to Continuing LLC Owners, discounted at present value.

In addition, the Corporation recognizes a change in the Corporation’s tax basis in its LLC interest (i.e., “tax basis step up”). The tax basis step up, in turn, results in a change to the Corporation’s deferred tax assets, based on enacted tax rates at the date of each redemption or exchange. The impact of any changes in the projected obligations under the Tax Receivable Agreement for the tax basis step up as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Corporation’s tax savings will be reflected in income before taxes on the consolidated statement of income in the period in which the change occurs.

Given the complexity of the calculation and high volume of inputs used to estimate the Tax Receivable Agreement liability and related deferred tax assets, performing audit procedures to evaluate the accuracy of the calculation and appropriateness of the inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists who possess significant tax regulation and Tax Receivable Agreement calculation expertise.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Tax Receivable Agreement liability included, among others, the following:

•We tested the effectiveness of the controls established by the Company around the Tax Receivable Agreement liability and related deferred tax assets.

•With the assistance of our income tax specialists, we evaluated:

◦the impact of partnership exchange transactions on the computation of the Tax Receivable Agreement liability.

◦whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets and result in cash tax savings under the relevant tax laws.

◦the appropriateness of the tax rates, interest rates and tax amortization utilized in the determination of the Tax Receivable Agreement liability, by agreeing to the terms in the Tax Receivable Agreement and applicable Federal and state tax laws.

◦the reasonableness of the methods, inputs, and assumptions used by management to determine the Tax Receivable Agreement liability. We performed testing, on a sample basis, on contributions, distributions, and tax basis amounts and calculations related to the step-up in basis.

◦the mathematical accuracy of the Tax Receivable Agreement liability calculation.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2021
We have served as the Company's auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tradeweb Markets Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Management and Members of Tradeweb Markets LLC (Predecessor):
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, of comprehensive income, and of cash flows of Tradeweb Markets LLC and its Subsidiaries (Predecessor) (the “Company”) for the nine months ended September 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the nine months ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
December 17, 2018, except for the impact of the amendment to the LLC agreement discussed in Note 1 to the consolidated financial statements, as to which the date is May 20, 2019
We have served as the Company's auditor from 2008 to 2018.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share data)

	Successor	Successor
	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$791,280	$460,711
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	368	30,641
Deposits with clearing organizations	11,671	9,724
Accounts receivable, net of allowance for credit losses of $243 and $195 at December 31, 2020 and 2019, respectively	105,286	92,814
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	33,814	40,405
Right-of-use assets	29,437	24,504
Software development costs, net of accumulated amortization	168,030	173,086
Goodwill	2,694,797	2,694,797
Intangible assets, net of accumulated amortization	1,182,034	1,281,441
Receivable from affiliates	111	2,525
Deferred tax asset	579,562	256,450
Other assets	82,460	27,236
Total assets	$5,679,850	$5,095,334

Liabilities and Stockholders' Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$252	$30,452
Accrued compensation	129,288	119,415
Deferred revenue	23,193	23,990
Accounts payable, accrued expenses and other liabilities	42,692	32,834
Employee equity compensation payable	1,900	1,048
Lease liability	34,463	30,955
Payable to affiliates	5,142	1,506
Deferred tax liability	19,425	21,572
Tax receivable agreement liability	404,332	240,817
Total liabilities	660,687	502,589

Commitments and contingencies (Note 16)

Stockholders' Equity
Preferred stock, $.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.00001 par value; 1,000,000,000 shares authorized; 98,075,465 and 66,408,328 shares outstanding as of December 31, 2020 and 2019, respectively	1	1
Class B common stock, $.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares outstanding as of December 31, 2020 and 2019, respectively	1	1
Class C common stock, $.00001 par value; 350,000,000 shares authorized; 3,139,821 and 8,328,983 shares outstanding as of December 31, 2020 and 2019, respectively	—	—
Class D common stock, $.00001 par value; 300,000,000 shares authorized; 30,871,381 and 50,853,172 shares outstanding as of December 31, 2020 and 2019, respectively	—	1
Additional paid-in capital	4,143,094	3,329,386
Accumulated other comprehensive income	4,314	1,366
Retained earnings	156,041	47,833
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,303,451	3,378,588
Non-controlling interests	715,712	1,214,157
Total equity	5,019,163	4,592,745
Total liabilities and stockholders' equity	$5,679,850	$5,095,334
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Successor		Successor		Successor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
Revenues
Transaction fees	$518,474		$423,583		$97,130		$273,751
Subscription fees	142,358		138,731		33,052		107,130
Commissions	163,114		149,365		32,840		79,830
Refinitiv market data fees	59,706		55,635		13,467		36,851
Other	9,007		8,252		2,148		8,209
Gross revenue	892,659		775,566		178,637		505,771
Contingent consideration	—		—		—		(26,830)
Net revenue	892,659		775,566		178,637		478,941

Expenses
Employee compensation and benefits	349,658		329,457		80,436		209,053
Depreciation and amortization	153,789		139,330		33,020		48,808
Technology and communications	47,500		39,285		9,907		26,598
General and administrative	34,822		34,960		11,837		23,056
Professional fees	28,875		28,029		8,194		20,360
Occupancy	14,660		14,686		3,308		10,732
Total expenses	629,304		585,747		146,702		338,607
Operating income	263,355		189,819		31,935		140,334
Tax receivable agreement liability adjustment (1)	11,425		33,134		—		—
Net interest income (expense)	(316)		2,373		787		1,726
Income before taxes	274,464		225,326		32,722		142,060
Provision for income taxes	(56,074)		(52,302)		(3,415)		(11,900)
Net income	$218,390		$173,024		$29,307		$130,160
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—		42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	218,390		130,672
Less: Net income attributable to non-controlling interests	52,094		46,903
Net income attributable to Tradeweb Markets Inc.	$166,296		$83,769

EPS calculations for post-IPO and pre-IPO periods (2)
Earnings per share
Basic			0.19	(b)/
	$0.92	(a)	$0.57	(a)	$0.13	(b)	$0.60	(b)
Diluted			0.19	(b)/
	$0.88	(a)	$0.54	(a)	$0.13	(b)	$0.60	(b)
Weighted average shares outstanding
Basic			$222,222,197	(b)/	$222,221,628	(b)	$215,365,920	(b)
	$180,409,462	(a)	$148,013,274	(a)
Diluted			$223,320,457	(b)/	$222,243,851	(b)	$215,365,920	(b)
	$188,223,032	(a)	$156,540,246	(a)
(1)See Note 9 – Tax Receivable Agreement.
(2)In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. Therefore, earnings per share information is being presented separately for the pre-IPO and post-IPO periods. See Note 17 – Earnings Per Share for additional information.
(a)Presents information for Tradeweb Markets Inc. (post-IPO period).
(b)Presents information for Tradeweb Markets LLC (pre-IPO period).
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$166,296	$83,769
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	3,093	1,441
Comprehensive income attributable to Tradeweb Markets Inc.	$169,389	$85,210

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$52,094	$46,903
Other comprehensive income:
Foreign currency translation adjustments attributable to non-controlling interests	113	298
Comprehensive income attributable to non-controlling interests	$52,207	$47,201

Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC		$42,352	$29,307	$130,160
Other comprehensive income:
Foreign currency translation adjustments attributable to Tradeweb Markets LLC		988	(866)	(3,064)
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC		$43,340	$28,441	$127,096
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total Stockholders' Equity
Successor		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	$4,573,200	—	$—	—	$—	—	$—	—	$—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019 (Pre-IPO Period)	$4,597,857	—	$—	—	$—	—	$—	—	$—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Effect of the reorganization transactions	(4,497,857)									4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(18,492)	—	—	—	(18,490)
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations		20,106,850	1	—	—	(1,677,286)	—	(18,429,564)	—	—	—	—	—	1
Issuance of common stock from equity incentive plans	—	301,478	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions, IPO and follow-on offering and other LLC Interest ownership changes	—	—	—	—	—	—	—	—	—	(4,382)	—	—	—	(4,382)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	402,424	(197)	—	(402,227)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(38,346)	(38,346)
Dividends ($0.24 per share)	—	—	—	—	—	—	—	—	—	—	—	(35,936)	—	(35,936)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	20,718	—	—	—	20,718
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	24,432	—	—	—	24,432
Payroll taxes paid for stock-based compensation	—									(8,917)	—	—	—	(8,917)
Net income	—	—	—	—	—	—	—	—	—	—	—	83,769	46,903	130,672
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	1,441	—	298	1,739
Balance at December 31, 2019 (Post - IPO period)	$—	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	—	25,170,953	—	—	—	(5,189,162)	—	(19,981,791)	(1)	(2,612)	—	—	—	(2,613)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	—	203,932	—	—	—	203,932
Issuance of common stock from equity incentive plans	—	6,496,184	—	—	—	—	—	—	—	100,830	—	—	—	100,830
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	—	14,402	—	—	—	14,402
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	534,045	(145)	—	(533,900)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(16,752)	(16,752)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	—	(58,088)	—	(58,088)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	27,809	—	—	—	27,809
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	—	5,359	—	—	—	5,359
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	6,118	—	—	—	6,118
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	—	(76,175)	—	—	—	(76,175)
Net income	—	—	—	—	—	—	—	—	—	—	—	166,296	52,094	218,390
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	3,093	—	113	3,206
Balance at December 31, 2020	$—	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Cash flows from operating activities
Net income	$218,390	$173,024	$29,307	$130,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,789	139,330	33,020	48,808
Contingent consideration	—	—	—	26,830
Vesting of P-1 (C) Shares	—	—	—	(5,728)
Stock-based compensation expense	39,286	49,824	—	—
Deferred taxes	65,189	15,024	968	2,602
Tax receivable agreement liability adjustment	(11,425)	(33,134)	—	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	73	3,188	1,265	(4,640)
Deposits with clearing organizations	(1,914)	1,789	(2,248)	726
Accounts receivable	(11,620)	(4,283)	8,085	(28,434)
Receivable from/payable to affiliates, net	6,136	(2,461)	(1,102)	(1,850)
Other assets	(35,109)	(5,648)	(4,695)	(6,371)
Increase (decrease) in operating liabilities:
Accrued compensation	9,187	(1,783)	38,368	(7,568)
Deferred revenue	(807)	(3,905)	(396)	(1,396)
Accounts payable, accrued expenses and other liabilities	11,194	(3,550)	639	8,793
Employee equity compensation payable	865	(16,412)	9,345	2,896
Net cash provided by operating activities	443,234	311,003	112,556	164,828
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(11,490)	(15,781)	(9,090)	(6,327)
Capitalized software development costs	(31,046)	(28,681)	(7,156)	(19,523)
Purchase of equity investments	(20,000)	—	—	—
Net cash used in investing activities	(62,536)	(44,462)	(16,246)	(25,850)
Cash flows from financing activities
Pre-IPO capital distributions	—	(120,000)	(36,000)	(139,350)
Proceeds from stock-based compensation exercises	100,830
Proceeds from issuance of Class A common stock in the IPO and follow-on offerings, net of underwriting discounts	626,267	1,971,224	—	—
Purchase of LLC Interests	(626,267)	(1,971,224)	—	—
Offering costs from issuance of Class A common stock in the IPO and follow-on offerings	(2,508)	(14,943)	—	—
Dividends	(58,088)	(35,936)	—	—
Capital distributions to non-controlling interests	(16,752)	(38,346)	—	—
Payroll taxes paid for stock-based compensation	(76,175)	(8,917)	—	—
Net cash used in financing activities	(52,693)	(218,142)	(36,000)	(139,350)
Effect of exchange rate changes on cash and cash equivalents	2,564	2,008	(389)	(2,043)
Net increase (decrease) in cash and cash equivalents	330,569	50,407	59,921	(2,415)
Cash and cash equivalents and restricted cash
Beginning of period	461,711	411,304	351,383	353,798
End of period	$792,280	$461,711	$411,304	$351,383

Supplemental disclosure of cash flow information
Income taxes paid	$19,105	$43,842	$2,659	$5,500

Non-cash financing activities
Items arising from the reorganization transactions, IPO, follow-on offering and other LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$174,940	$273,951	$—	$—
Deferred tax asset	$393,274	$269,569	$—	$—
Vesting of contingent consideration	$—	$—	$—	$150,495
Conversion of certain cash-settled PRSUs to equity-settled PRSUs	$—	$—	$19,072	$—
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	December 31, 2020	December 31, 2019
Cash and cash equivalents	791,280	460,711
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$792,280	$461,711
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of December 31, 2020, Tradeweb Markets Inc. owns 85.1% of TWM LLC and the non-controlling interest holders own the remaining 14.9% of TWM LLC.
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
•The successor period of the Company, reflecting the Refinitiv Transaction, as of and for the year ended December 31, 2020 and as of December 31, 2019 and for the period from October 1, 2018 to December 31, 2018 (the “2018 Successor Period”).
•The predecessor period of the Company for the period from January 1, 2018 to September 30, 2018 (the “2018 Predecessor Period”).
See Note 2 – Significant Accounting Policies for a description of pushdown accounting applied as a result of the Refinitiv Transaction.
Initial Public Offering
On April 8, 2019, the Corporation completed its IPO of 46,000,000 shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) at a public offering price of $27.00, which included 6,000,000 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock.  The Corporation received $1.2 billion in net proceeds, after deducting underwriting discounts and commissions but before deducting offering expenses, which were used to purchase membership interests of TWM LLC from certain existing equityholders of TWM LLC (and the corresponding shares of common stock were cancelled as described below), at a purchase price per interest equal to the public offering price of $27.00, less the underwriting discounts and commissions payable thereon. See Note 10 – Stockholders’ Equity.
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
The following Reorganization Transactions occurred:
•TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (“LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. See Note 10 – Stockholders’ Equity.

•The Corporation’s certificate of incorporation was amended and restated to, among other things, provide for Class A common stock, Class B common stock, Class C common stock and Class D common stock. See Note 10 – Stockholders’ Equity.
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
•As a result of the Refinitiv Contribution (described above), the Corporation received 96,933,192 LLC Interests and the Refinitiv Direct Owner received 96,933,192 shares of Class B common stock. See Note 10 – Stockholders’ Equity.
•The Corporation’s board of directors adopted a new omnibus equity incentive plan, under which equity awards may be made in respect of shares of Class A common stock. It also assumed sponsorship of an option plan and PRSU plan formerly sponsored by TWM LLC. See Note 12 – Stock-Based Compensation Plans.
•The Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners. See Note 9 – Tax Receivable Agreement.
LSEG Transaction
On August 1, 2019, London Stock Exchange Group plc announced that it has agreed to definitive terms with a consortium including certain investment funds affiliated with Blackstone as well as TR to acquire the Refinitiv business in an all share transaction (the “LSEG Transaction”). The LSEG Transaction closed on January 29, 2021.
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
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. Once determined uncollectable, aged balances are written off as credit loss expense, which is included in general and administrative expenses on the consolidated statements of income. See Note 15 – Credit Risk for additional information.
Receivable from and Payable to Brokers and Dealers and Clearing Organizations
Receivable from and payable to brokers and dealers and clearing organizations consists of proceeds from transactions executed on the Company's wholesale platform which failed to settle due to the inability of a transaction party to deliver or receive the transacted security. These securities transactions are generally collateralized by those securities. Until the failed transaction settles, a receivable from (and a matching payable to) brokers and dealers and clearing organizations is recognized for the proceeds from the unsettled transaction.
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
In 2019, the Company changed the annual date on which goodwill is tested for impairment from July 1st to October 1st to align with the annual impairment testing date of the Company’s Parent. This change did not accelerate, delay, avoid or cause an impairment charge, nor did this change result in adjustments to any previously issued financial statements. Goodwill was last assessed on October 1, 2020 and no impairment of goodwill was identified.
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
Equity Investments Without Readily Determinable Fair Values
Equity Investments without a readily determinable fair value are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. If the Company determines that the equity investment is impaired on the basis of a qualitative assessment, the Company will recognize an impairment loss equal to the amount by which the investment’s carrying amount exceeds its fair value.
Deferred IPO and Follow-On Offering Costs
The Company began incurring costs in connection with the filing of a Registration Statement on Form S-1 for an IPO in 2018 and Registration Statements on Form S-1 for follow-on offerings in 2019 and 2020. IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. As of December 31, 2020, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to the follow-on offering were recognized in additional paid-in capital in the consolidated statements of financial condition.  See Note 10– Stockholders’ Equity.
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
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share.
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
Recent Accounting Pronouncements – Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses. The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. ASU 2016-13 was adopted on January 1, 2020 using a modified retrospective method of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. See Note 15 - Credit Risk for additional information.
In January 2017, the FASB issued ASU 2017-4, Intangibles – Goodwill and Other. The ASU simplifies the quantitative goodwill impairment test by eliminating the second step of the test. Under this ASU, impairment will be measured by comparing the estimated fair value of the reporting unit with its carrying value. The new guidance does not amend the optional qualitative assessment of goodwill impairment.  ASU 2017-4 was adopted on January 1, 2020. The adoption of this ASU did not impact the Company’s consolidated financial statements.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of December 31, 2020 and December 31, 2019, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill at December 31, 2020 and 2019 was $2.7 billion.
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following at both December 31, 2020 and 2019 (in thousands):

Amount
Licenses	$168,800
Tradename	154,300
Total	$323,100

Intangible assets that are subject to amortization consisted of the following (in thousands):

		Successor			Successor
		December 31, 2020			December 31, 2019
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships	12 years	$928,200	$(174,037)	$754,163	$928,200	$(96,687)	$831,513
Content and data	7 years	154,400	(49,629)	104,771	154,400	(27,572)	126,828
		$1,082,600	$(223,666)	$858,934	$1,082,600	$(124,259)	$958,341

Amortization expense for definite-lived intangible assets was $99.4 million for the year ended December 31, 2020, $99.4 million for the year ended December 31, 2019, and $24.9 million and $19.6 million for the 2018 Successor Period and 2018 Predecessor Period, respectively.
The estimated annual future amortization for definite-lived intangible assets through December 31, 2025 is as follows (in thousands):

Amount
2021	$99,408
2022	$99,408
2023	$99,408
2024	$99,408
2025	$93,894

5.    Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from three to 11 years. A right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of twelve months. Significant assumptions and judgements in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments.
The following is a summary of right-of-use assets and liabilities related to operating leases at both December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$29,437	$24,504
Operating lease liabilities	$34,463	$30,955
Activity related to the Company's leases for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Operating lease expense	$10,439	$10,265
Cash for amounts included in the measurement of operating liability	$12,060	$11,667

At December 31, 2020 and 2019, the weighted average borrowing rate and weighted average lease term are as follows:

	December 31, 2020	December 31, 2019
Weighted average borrowing rate	2.9%	2.9%
Weighted average remaining lease term (years)	4.7	5.9
The following table presents the maturity of lease liabilities as of December 31, 2020 (in thousands):

Amount
2021	$11,612
2022	7,653
2023	5,404
2024	4,416
2025	2,690
Thereafter	5,089
Total future lease payments	36,864
Less imputed interest	(2,401)
Lease liability	$34,463

At December 31, 2020, the future minimum lease payments were as follows (in thousands):

Amount
2021	$11,612
2022	7,653
2023	5,404
2024	4,416
2025	2,690
Thereafter	5,089
Total	$36,864

At December 31, 2019, the future minimum lease payments were as follows (in thousands):

Amount
2020	$8,516
2021	5,946
2022	4,143
2023	3,956
2024	3,558
Thereafter	7,633
Total	$33,752
Rent expense for the 2018 Successor Period and the 2018 Predecessor Period was $2.7 million and $9.0 million, respectively.
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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues, in thousands, for the years ended December 31, 2020, December 31, 2019, the 2018 Successor Period and the 2018 Predecessor Period is as follows:

	Successor		Successor		Successor		Predecessor
	Year Ended December 31, 2020		Year Ended December 31, 2019		October 1, 2018 to December 31, 2018		January 1, 2018 to September 30, 2018
	(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees	$413,568	$104,906	$325,178	$98,405	$73,800	$23,330	$208,049	$65,702
Subscription Fees including Refinitiv market data fees	1,685	200,379	1,736	192,630	425	46,094	1,305	142,676
Commissions	122,608	40,506	109,995	39,370	22,608	10,232	49,367	30,463
Other	598	8,409	834	7,418	—	2,148	40	8,169
Gross revenue	$538,459	$354,200	$437,743	$337,823	$96,833	$81,804	$258,761	$247,010
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2019	$23,990
New billings	108,327
Revenue recognized	(109,124)
Deferred revenue balance - December 31, 2020	$23,193
7.    Software Development Costs
The components of software development costs, net of accumulated amortization are as follows (in thousands):

	Successor	Successor
	December 31, 2020	December 31, 2019
Software development costs	$235,382	$204,336
Accumulated amortization	(67,352)	(31,250)
Software development costs, net of accumulated amortization	$168,030	$173,086
Capitalized software development costs and amortization expense are as follows (in thousands):

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Software development costs capitalized	$31,046	$28,681	$7,156	$19,523
Amortization expense related to capitalized software development costs	$36,102	$26,176	$5,074	$19,962
Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional fees on the consolidated statements of income.
8.    Income Taxes
For the year ended December 31, 2020, total income before the provision for income taxes amounted to $274.5 million, consisting of $251.0 million in the United States and $23.5 million in foreign locations.

The provision for income taxes consists of the following (in thousands):

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Current:
Federal	$(16,529)	$21,373	$—	$—
State and Local	5,261	11,537	1,235	5,739
Foreign	2,153	4,368	1,212	3,559
Total current tax expense	(9,115)	37,278	2,447	9,298
Deferred:
Federal	52,845	(88)	680	1,085
State and local	12,572	18,194	288	1,517
Foreign	(228)	(3,082)	—	—
Total deferred tax expense	65,189	15,024	968	2,602
Total provision for income taxes	$56,074	$52,302	$3,415	$11,900
A reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	5.0	3.9	4.7	5.1
Foreign tax rate differential	0.2	(1.1)	3.7	2.5
LLC flow-through structure	—	—	(19.0)	(20.2)
Non-controlling interest	(3.4)	(7.2)	—	—
Tax Receivable Agreement adjustment	(0.9)	(3.1)	—	—
Rate change	(0.2)	10.2	—	—
Equity Compensation	(1.8)	—	—	—
Other	0.5	(0.5)	—	—
Effective income tax rate	20.4%	23.2%	10.4%	8.4%
The effective tax rate for the year ended December 31, 2020 was less than the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the year ended December 31, 2019 is greater than the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and other discrete items, partially offset by state and local taxes including the tax impact of state apportionment rate changes on total tax expense as a result of the reduction of the Company's net deferred asset.
The effective tax rate increased from the 2018 Successor Period and the 2018 Predecessor Period due to the Reorganization Transactions. Prior to the Reorganization Transactions, income taxes consisted only of business taxes incurred by TWM LLC and certain subsidiaries for business conducted in certain state, local and foreign jurisdictions as well as federal, state and local taxes for certain subsidiaries that are taxed as corporations for U.S. tax purposes.
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

The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	Successor	Successor
	Year Ended December 31, 2020	Year Ended December 31, 2019
Deferred tax assets:
Investment in partnership	$509,835	$226,241
Net operating losses	21,647	1,753
Tax Receivable Agreement - Interest	13,859	10,395
Employee compensation	23,291	9,888
Tax credits	9,276	8,342
Other	7,150	4,088
Deferred tax assets, gross	585,058	260,707
Valuation Allowance	(110)	—
Total deferred tax assets, net	584,948	260,707

Deferred tax liabilities
Goodwill and Intangibles	(24,811)	(25,829)
Total deferred tax liabilities	(24,811)	(25,829)

Total net deferred tax asset (liability)	$560,137	$234,878
The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 9 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the December 31, 2020 consolidated statement of financial condition.
As of December 31, 2020, the Company had tax effected U.S. federal net operating loss carryforwards for income tax purposes of $16.8 million and state and local net operating loss carryforwards of $4.8 million, respectively. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The U.S. federal net operating loss carryforwards can be carried forward indefinitely.
The components of the Company’s uncertain tax positions are as follows (in thousands):

Successor
December 31, 2020
Gross unrecognized tax benefits as of January 1	$6,512
Increase in current year tax positions	722
Increase in prior year tax positions	1,188
Decrease in prior year tax positions	(2,908)
Acquired tax positions	—
Settlements	—
Gross unrecognized tax benefited as of December 31	$5,514
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties accrued as of December 31, 2020 are $2.6 million and $0.5 million, respectively.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 - 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 - 2011. At December 31, 2020, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition.
The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. At December 31, 2020, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.
The above tax positions were recognized using the best estimate of the amount expected to be paid based on available information and assessment of all relevant factors. Due to the uncertainty associated with tax audits, it is possible that at some future date liabilities resulting from these audit could vary significantly from these positions. Nevertheless, based on currently enacted legislation and information currently known to us, the Company believes that the ultimate resolution of these audits will not have a material adverse impact on the Company’s financial condition taken as a whole. Furthermore, the Company anticipates approximately $2.5 million of net uncertain tax benefits will decrease within the next twelve months.
9.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 follow-on offering and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation. The first payment of the Tax Receivable Agreement was made in January 2021.
As of December 31, 2019, the liability was $240.8 million, primarily due to the purchase of LLC Interests by the Corporation using the net proceeds of the IPO and the October 2019 follow-on offering, as well as additional exchanges of LLC Interests by Continuing LLC Owners. During 2020, the liability increased to $404.3 million, primarily due to the April 2020 follow-on offering and additional exchanges of LLC Interests by Continuing LLC Owners. Substantially all payments due under the tax receivable agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
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
The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s tax savings, are reflected in income before taxes on the consolidated statement of income in the period in which the change occurs. During the years ended December 31, 2020 and 2019, the Company recognized a Tax Receivable Agreement liability adjustment of $11.4 million and $33.1 million, respectively, in the consolidated statements of income.
10.    Stockholders’ Equity
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
In addition, the Corporation’s board of directors adopted the Omnibus Equity Plan, under which equity awards may be made in respect of shares of Class A common stock. It also assumed sponsorship of the Option Plan and a PRSU plan formerly sponsored by TWM LLC. See Note 12 – Stock-Based Compensation Plans.
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
October 2019 Follow-On Offering
In the fourth quarter of 2019, Tradeweb Markets Inc. completed an underwritten follow-on offering of 19,881,059 shares of Class A Common stock at a public offering price of $42.00 per share, which included 2,593,181 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $810.0 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 19,835,666 issued and outstanding LLC Interests from certain of the Bank Stockholders and certain executive officers (and the corresponding shares of Class C common stock and/or Class D common stock held by such holders were cancelled) and (ii) 45,393 issued and outstanding shares of Class A common stock from certain executive officers (which shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price of $42.00, less the underwriting discounts and commissions payable thereon.
April 2020 Follow-On Offering
In the second quarter of 2020, Tradeweb Markets Inc. completed an underwritten follow-on offering of 12,835,245 shares of Class A Common stock at a public offering price of $50.25 per share, which included 1,674,162 shares of Class A common stock issued pursuant to the underwriters’ option to purchase additional shares of Class A common stock. Tradeweb Markets Inc. received net proceeds of $626.3 million, after deducting underwriting discounts and commissions but before deducting estimated offering expenses, which were used to purchase (i) 12,238,827 issued and outstanding LLC Interests from certain of the Bank Stockholders and certain executive officers (and the corresponding shares of Class C common stock and/or Class D common stock held by such holders were cancelled) and (ii) 596,418 issued and outstanding shares of Class A common stock from certain executive officers (which shares of Class A common stock were cancelled), at a purchase price per interest and share equal to the public offering price per share of $50.25, less the underwriting discounts and commissions payable thereon.
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
As a result of the Reorganization Transactions, the IPO, the October 2019 follow-on offering, the April 2020 follow-on offering and other exchanges and equity activity, as of December 31, 2020:
•The public investors collectively owned 98,075,465 shares of Class A common stock, representing 7.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 42.8% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 86.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 52.4% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 3,139,821 shares of Class C common stock and 7,754,708 shares of Class D common stock, representing 5.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 4.8% of the economic interest in TWM LLC.
Share Repurchases
During the year ended December 31, 2020, the Company withheld 1,509,321 shares of common stock from employee stock option and restricted stock unit awards, at an average price per share of $50.47 and an aggregate value of $76.2 million based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units.
11.    Non-Controlling Interests
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

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2020		December 31, 2019
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	195,008,657	85.1%	163,341,520	73.4%
Number of LLC Interests held by non-controlling interests	34,011,202	14.9%	59,182,155	26.6%
Total LLC Interests outstanding	229,019,859	100%	222,523,675	100%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement. See Note 10 – Stockholders’ Equity.
The following table summarizes the impact on equity due to changes in the Corporation’s ownership interest in TWM LLC (in thousands):

	Successor	Successor
Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income attributable to Tradeweb Markets Inc.	$166,296	$83,769
Transfers (to) from non-controlling interests:
Allocation of equity to non-controlling interests arising from the reorganization transactions and IPO	—	(1,607,529)
Change in non-controlling interests as a result of ownership changes	533,900	402,227
Net transfers (to) from non-controlling interests	533,900	(1,205,302)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$700,196	$(1,121,533)
12.    Stock-Based Compensation Plans
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
On December 31, 2018, certain PRSUs, which were previously cash-settled, were converted to equity-settled PRSUs.  No equity-settled PRSUs were granted by the Company prior to December 31, 2018. The conversion was at fair value, using a unit price consistent with the share price of the Company, and as a result of the impact of the performance modifier on PRSUs value, 1,033.2 cash-settled PRSUs were converted into the equivalent value of 2,000,384 equity-settled PRSUs, adjusted retroactively for the recapitalization of TWM LLC described in Note 10 – Stockholders’ Equity, having vesting terms similar to the cash-settled PRSUs. As a result of the modification, which impacted 54 employees, the Company reclassified $19.1 million from employee equity compensation payable to members’ capital in the December 31, 2018 statement of financial condition.

A summary of the Company’s outstanding equity-settled PRSUs is presented below:

	Equity-Settled PRSUs	Weighted Average Grant-Date Fair Value
Equity - settled PRSUs outstanding at December 31, 2019	3,490,666	$14.59
Grants	360,609	$38.87
Vests	(861,277)	$9.53
Performance adjustment	360,609	$38.87
Forfeitures and adjustments	5,523	$13.99
Equity - settled PRSUs outstanding at December 31, 2020	3,356,130	$21.09
The following table summarizes information about equity-settled PRSU awards (in thousands):

	Successor	Successor
	Year Ended December 31, 2020	Year Ended December 31, 2019
Equity-settled PRSU compensation expense	$27,809	$25,392
Income tax benefit	$(10,261)	$(4,781)
The total fair value of PRSUs vested during the year was $39.8 million for the year ended December 31, 2020. The weighted-average grant date fair value of PRSUs granted in 2019 was $21.08.
Options
Prior to the IPO, the Company awarded options to management and other employees under the Option Plan. Each option award vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The time vesting portion of the options has a four-year graded vesting schedule, with accelerated vesting for time-based options granted prior to the IPO. The Company can elect to net-settle exercised options by reducing the shares of Class A common stock to be issued upon such exercise by the number of shares of Class A common stock having a fair market value on the date of exercise equal to the aggregate option price and withholding taxes payable in respect of the number of options exercised. The Company may then pay these employee payroll taxes from the Company’s cash.
In accounting for options issued under the Option Plan, or which may be issued under the Omnibus Equity Plan in the future, the Company measures and recognizes compensation expense for all awards based on their estimated fair values measured as of the grant date. Subsequent to the IPO, the Company awarded additional options with a four-year graded vesting schedule, one half vesting based solely on the passage of time and one half vesting only if the Company achieves certain performance targets. Costs related to options are recognized as an expense in the consolidated statements of income over the requisite service period, when exercisability is considered probable, with an offsetting increase to additional paid-in capital. As a result, expense recognition commenced upon the completion of the IPO, with $18.9 million recognized as compensation expense related to options issued under the Option Plan immediately upon the completion of the IPO.
The fair value of options is calculated on the grant date using the Black-Scholes model. The significant assumptions used to estimate the fair value as of grant date of the options awarded prior to the IPO did not reflect changes that would have occurred to these assumptions as a result of the IPO.
A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value
Options outstanding at December 31, 2019	17,739,744	$2.19
Grants	—	$—
Exercises	(8,504,872)	$1.81
Forfeitures and adjustments	7,011	$1.69
Options outstanding at December 31, 2020	9,241,883	$2.54
Vested options outstanding at December 31, 2020	4,112,473	$1.95

The following table summarizes information about options awards (in thousands):

	Successor	Successor
	Year Ended December 31, 2020	Year Ended December 31, 2019
Options compensation expense	$6,118	$24,432
Income tax benefit	$(57,457)	$(8,556)
The total intrinsic value of options exercised during the year was $291.8 million and $21.3 million for the years ended December 31, 2020 and 2019. The weighted-average grant date fair value of options granted in 2019 was $8.83.
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
A summary of the Company’s outstanding RSUs is presented below:

	RSUs	Weighted Average Grant-Date Fair Value
RSUs outstanding at December 31, 2019	—	$—
Grants	493,878	$38.91
Vests	—	$—
Forfeitures	—	$—
RSUs outstanding at December 31, 2020	493,878	$38.91
The following table shows a summary of RSU activity during the year ended December 31, 2020 (in thousands):

Successor
Year Ended December 31, 2020
RSU compensation expense	$5,359
Income tax benefit	$(311)
Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income.
The total stock-based compensation expense for the year ended December 31, 2020, the year ended December 31, 2019, the 2018 Successor Period, and the 2018 Predecessor Period is $40.1 million, $50.7 million, $9.4 million, and $15.9 million, respectively.

As of December 31, 2020, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows (dollars in thousands):

	Equity-Settled PRSUs	Options	RSUs
Total unrecognized compensation cost	$31,355	$3,140	$13,927
Weighted-average recognition period	1.64 years	1.97 years	2.20 years
13.    Related Party Transactions
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
At December 31, 2020 and 2019, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items (in thousands):

	Successor	Successor
	December 31, 2020	December 31, 2019
Accounts receivable	$4,009	$—
Receivable from affiliates	111	2,525
Other Assets	2,722	2,731
Accounts payable, accrued expenses and other liabilities	6,140	—
Deferred revenue	4,500	4,733
Payable to affiliates	5,142	1,506
The following balances with such affiliates were included in the consolidated statements of income in the following line items (in thousands):

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Revenue:
Transaction fees (1)	$—	$59,643	$59,259	$159,663
Subscription fees (1)	—	5,670	5,718	16,627
Commissions (1)	—	16,186	12,401	34,944
Refinitiv market data fees (2)	59,706	55,635	13,467	36,851
Operating Income:
Net interest income (expense)(3)	—	858	17	34

Shared Services Fees (4) :
Technology and communications	2,960	2,960	740	2,220
General and administrative	(591)	430	180	539
Occupancy	15	481	155	466
(1)For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)The Company maintains a market data license agreement with Refinitiv (TR in the predecessor period). Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(3)For pre-IPO periods, represents interest income from money market funds invested with and savings accounts deposited with affiliates of the Bank Stockholders.
(4)The Company maintains a shared services agreement with Refinitiv (TR in the predecessor period). Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.
The Company reimburses affiliates of Refinitiv (TR in the predecessor period) for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the year ended December 31, 2020, the year ended December 31, 2019, the 2018 Successor Period and the 2018 Predecessor Period, the Company reimbursed such affiliates approximately $2.4 million, $6.7 million, $3.8 million, and $28.7 million, respectively, for these expenses.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. $2.0 million is included in additional paid-in capital on the December 31, 2020 consolidated statement of financial condition related to these offering costs.
During 2014, the Company issued Class A Shares and unvested Class P-1(A) Shares to some of the Bank Stockholders as a result of a $120.0 million capital contribution.  In connection with this investment, employees invested $5.3 million in the Company and were issued Class C Shares and unvested Class P-1(C) Shares. Certain Class P-1(A) Shares and Class P-1(C) Shares vested on July 31, 2018, based on a formula determined by the Company’s new credit platforms’ revenues and any remaining unvested Class P-1(A) Shares and Class P-1(C) Shares were cancelled and as a result  no contingent consideration has been recognized related to these shares subsequent to that date.  The Company recognized contingent consideration for the 2018 Predecessor Period of $26.8 million relating to these shares, which is included in net revenue on the consolidated statements of income.
14.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company's financial instruments measured at fair value on the consolidated statements of financial condition as of December 31, 2020 and 2019, have been categorized based upon the fair value hierarchy as follows:

Successor	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2020
Assets
Money market funds	$541,790	$—	$—	$541,790
	$541,790	$—	$—	$541,790
As of December 31, 2019
Assets
Money market funds	$219,158	$—	$—	$219,158
	$219,158	$—	$—	$219,158

The Company's money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Financial Instruments Not Measured at Fair Value
The Company's financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2020 and 2019, have been categorized based upon the fair value hierarchy as follows:

Successor	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of December 31, 2020
Assets
Cash	$250,490	$250,490	$—	$—	$250,490
Receivable from brokers and dealers and clearing organizations	368	—	368	—	368
Deposits with clearing organizations	11,671	11,671	—	—	11,671
Accounts receivable	105,286	—	105,286	—	105,286
Memberships in clearing organizations	1,586	—	—	1,586	1,586
	$369,401	$262,161	$105,654	$1,586	$369,401
Liabilities
Payable to brokers and dealers and clearing organizations	$252	$—	$252	$—	$252
	$252	$—	$252	$—	$252
As of December 31, 2019
Assets
Cash	$242,553	$242,553	$—	$—	$242,553
Receivable from brokers and dealers and clearing organizations	30,641	—	30,641	—	30,641
Deposits with clearing organizations	9,724	9,724	—	—	9,724
Accounts receivable	92,814	—	92,814	—	92,814
Memberships in clearing organizations	1,575	—	—	1,575	1,575
	$377,307	$252,277	$123,455	$1,575	$377,307
Liabilities
Payable to brokers and dealers and clearing organizations	$30,452	$—	$30,452	$—	$30,452
	$30,452	$—	$30,452	$—	$30,452

The carrying value of financial instruments not measured at fair value classified within level 1 or level 2 of the fair value hierarchy approximates fair value because of the relatively short term nature of the underlying assets or liabilities. The memberships in clearing organizations, which are included in other assets on the consolidated statements of financial condition, are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable.
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million and $1.1 million at December 31, 2020 and 2019, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during the years ended December 31, 2020 and 2019.
15.    Credit Risk
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
From time to time, the Company enters into agreements to repurchase to facilitate the clearance of securities. Credit exposure related to these agreements to repurchase, including the risk related to a decline in market value of collateral (pledged or received), is managed by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC requires dealer netting members to maintain a minimum of $25.0 million in equity capital and $10.0 million in excess net capital (as defined in Rule 15c3-1 under the Securities Exchange Act of 1934). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared the FICC becomes the counterparty. The FICC also marks to market collateral on a daily basis, requiring member firms to pay or receive margin amounts as part of their daily funds settlement.
The Company does not expect nonperformance by counterparties in the above situations. However, the Company's policy is to monitor its market exposure and counterparty risk. In addition, the Company has a policy of reviewing, as considered necessary, the credit standing of each counterparty with which it conducts business.
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. At December 31, 2020, the Company maintained an allowance for credit losses of $0.2 million with regard to these receivables. At December 31, 2019, the allowance for doubtful accounts was $0.2 million.
The Company maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. The Company has evaluated its loss assumptions as a result of the COVID-19 pandemic and determined the current estimate of expected credit losses remains reasonable due to continued strong collections and no deterioration in the accounts receivable aging.
Account balances are pooled based on the following risk characteristics:
1.Geographic location
2.Transaction fee type (billing type)
3.Legal entity
Write-Offs
Once determined uncollectable, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
16.    Commitments and Contingencies
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
On November 7, 2019, TWM LLC entered into an amendment to the Revolving Credit Facility among TWM LLC and the lenders party thereto, which revised the Revolving Credit Facility to permit the recently consummated LSEG Transaction. The amendment did not otherwise impact the terms of the Revolving Credit Facility and did not impact the amount of borrowings available to TWM LLC under the Revolving Credit Facility.
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
As of December 31, 2020, there were no amounts outstanding under the Credit Facility.
17.    Earnings Per Share
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
The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets Inc. (post-IPO period):

	Successor	Successor
EPS: Post-IPO net income attributable to Tradeweb Markets Inc.	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands, except share and per share amounts)
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$166,296	$83,769

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	180,409,462	148,013,274
Dilutive effect of equity-settled PRSUs	2,472,801	2,464,137
Dilutive effect of options	5,179,109	6,062,835
Dilutive effect of RSUs	161,660
Weighted average shares of Class A and Class B common stock outstanding - Diluted	188,223,032	156,540,246

Earnings per share - Basic	$0.92	$0.57
Earnings per share - Diluted	$0.88	$0.54
______________________

The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

	Successor	Successor	Predecessor
EPS: Pre-IPO net income attributable to Tradeweb Markets LLC (1)	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
	(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC	$42,352	$29,307	$130,160

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197	222,221,628	215,365,920
Dilutive effect of equity-settled PRSUs	1,098,260	22,223	—
Weighted average LLC Interests outstanding - Diluted	223,320,457	222,243,851	215,365,920

Earnings per share - Basic	$0.19	$0.13	$0.60
Earnings per share - Diluted	$0.19	$0.13	$0.60
(1)Earnings per share and weighted average shares outstanding for the pre-IPO periods have been computed to give effect to the Reorganization Transactions, including the amendment and restatement of the TWM LLC Agreement to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC interests.
For the year ended December 31, 2020, there were approximately 264,819 average shares underlying RSUs and options that were anti-dilutive. As a result, these shares, which are still outstanding, were excluded from the computation of diluted earnings per share. For the year ended December 31, 2019, there were approximately 128,125 average shares underlying equity-settled PRSUs and options that were anti-dilutive and thus excluded from the computation of diluted earnings per share.
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, the 45,828,289 weighted-average LLC Interests for the assumed exchange of non-controlling interests were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share for the year ended December 31, 2020.
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
18.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3‑1 under the Securities Exchange Act of 1934. TEL is subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.
At December 31, 2020 and 2019, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ and TWEU are as follows (in thousands):

As of December 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$49,254	$58,026	$20,577	$59,238	$11,066	$19,102
Regulatory Capital Requirement	2,438	2,147	731	33,742	3,799	2,562
Excess Regulatory Capital	$46,816	$55,879	$19,846	$25,496	$7,267	$16,540

As of December 31, 2019	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$42,317	$52,016	$33,807	$49,611	$11,851	$6,217
Regulatory Capital Requirement	2,396	2,026	664	21,856	8,565	1,701
Excess Regulatory Capital	$39,921	$49,990	$33,143	$27,755	$3,286	$4,516

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31, 2020		As of December 31, 2019
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$28,476	$15,298	$21,303	$13,707
Required Financial Resources	13,500	6,223	10,500	5,505
Excess Financial Resources	$14,976	$9,075	$10,803	$8,202

Liquid Financial Assets	$15,662	$8,610	$18,168	$7,583
Required Liquid Financial Assets	6,750	3,112	5,250	2,753
Excess Liquid Financial Assets	$8,912	$5,498	$12,918	$4,830
19.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows (in thousands):

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Net revenue:
Institutional	$554,330	$453,379	$103,971	$301,918
Wholesale	185,456	171,096	38,153	99,028
Retail	76,352	80,368	19,780	57,766
Market Data	76,521	70,723	16,733	47,059
Contingent consideration	—	—	—	(26,830)
Net revenue	892,659	775,566	178,637	478,941
Operating expenses	629,304	585,747	146,702	338,607
Operating income	$263,355	$189,819	$31,935	$140,334
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
The following table provides revenue by geographic area (in thousands):

	Successor	Successor	Successor	Predecessor
	Year Ended December 31, 2020	Year Ended December 31, 2019	October 1, 2018 to December 31, 2018	January 1, 2018 to September 30, 2018
Net Revenue:
U.S.	$570,064	$497,316	$115,907	$324,304
International	322,595	278,250	62,730	181,467
Gross revenue	892,659	775,566	178,637	505,771
Contingent consideration	—	—	—	(26,830)
Total	$892,659	$775,566	$178,637	$478,941

The following table provides information on the attribution of long-lived assets by geographic area (in thousands):

	Successor	Successor
	December 31, 2020	December 31, 2019
Long-lived assets
U.S.	$4,091,569	$4,200,133
International	16,544	14,100
Total	$4,108,113	$4,214,233
20.    Quarterly Results of Operations (Unaudited)
The following tables set forth certain unaudited financial data for the Company’s quarterly operations in 2020 and 2019. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Tradeweb Markets Inc. (post-IPO)							Tradeweb Markets LLC (pre-IPO)
	Successor	Successor	Successor	Successor	Successor	Successor	Successor	Successor
	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	(in thousands, except share and per share data)
Transaction fees	$134,922	$120,582	$122,146	$140,824	$104,245	$112,746	$103,952	$102,640
Subscription fees	36,652	36,217	35,006	34,483	34,333	35,387	34,566	34,445
Commissions	42,913	39,593	38,115	42,493	41,165	37,590	36,413	34,197
Refinitiv market data fees	16,240	14,273	14,565	14,628	15,383	13,251	13,385	13,616
Other	2,349	2,205	2,275	2,178	2,182	2,007	2,169	1,894
Gross revenue	233,076	212,870	212,107	234,606	197,308	200,981	190,485	186,792
Contingent consideration	—	—	—	—	—	—	—	—
Net revenue	233,076	212,870	212,107	234,606	197,308	200,981	190,485	186,792
Expenses
Employee compensation and benefits	86,305	83,967	88,866	90,520	76,545	79,644	95,995	77,273
Depreciation and amortization	39,837	38,857	37,919	37,176	36,402	35,133	34,292	33,503
Technology and communications	13,103	12,037	12,042	10,318	10,199	9,527	9,519	10,040
General and administrative	10,302	8,657	7,523	8,340	8,999	7,507	9,365	9,089
Professional fees	7,967	7,388	6,609	6,911	7,048	7,272	6,738	6,971
Occupancy	3,982	3,443	3,509	3,726	3,786	3,640	3,621	3,639
Total expenses	161,496	154,349	156,468	156,991	142,979	142,723	159,530	140,515
Operating income	71,580	58,521	55,639	77,615	54,329	58,258	30,955	46,277
Tax receivable agreement liability adjustment	11,425	—	—	—	33,134	—	—	—
Net interest income	(380)	(349)	(286)	699	704	636	175	858
Income before taxes	82,625	58,172	55,353	78,314	88,167	58,894	31,130	47,135
Provision for income taxes	(16,176)	(11,124)	(12,945)	(15,829)	(30,889)	(10,316)	(6,314)	(4,783)
Net income	66,449	47,048	42,408	62,485	57,278	48,578	24,816	$42,352
Net income attributable to non-controlling interests	11,389	10,236	11,912	18,557	15,949	18,966	11,988
Net income attributable to Tradeweb Markets Inc.	$55,060	$36,812	$30,496	$43,928	$41,329	$29,612	$12,828
Earnings per share (1)
Basic	$0.29	$0.20	$0.17	$0.26	$0.26	$0.21	$0.09	$0.19
Diluted	$0.28	$0.19	$0.16	$0.25	$0.25	$0.20	$0.09	$0.19
Weighted average shares outstanding
Basic	189,795,356	187,774,170	177,649,501	166,234,749	157,950,550	142,935,206	142,933,192	222,222,197
Diluted	197,745,297	194,955,695	185,489,824	174,517,244	167,323,520	151,362,643	150,847,183	223,320,457
(1)In April 2019, the Company completed the Reorganization Transactions and the IPO, which, among other things, resulted in Tradeweb Markets Inc. becoming the successor of Tradeweb Markets LLC for financial reporting purposes. As a result, earnings per share information for the pre-IPO period is not comparable to the earnings per share information for the post-IPO period. See Note 17—Earnings Per Share for additional information.
Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.
21.    Subsequent Events
On January 29, 2021, London Stock Exchange Group plc acquired, from a consortium including certain investment funds affiliated with Blackstone as well as TR, the Refinitiv business in an all share transaction (the “LSEG Transaction”).
On February 2, 2021, the Company announced that it entered into a definitive agreement to acquire Nasdaq’s U.S. fixed income electronic trading platform. The Nasdaq platform (formerly known as eSpeed) is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. Treasuries. Nasdaq’s CLOB will become part of Dealerweb, serving the Company’s wholesale client sector. The $190 million, all-cash transaction is expected to close later in 2021 subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals.

On February 2, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of approximately $18.8 million, as adjusted by required state and local tax withholdings as well as increases in Tradeweb Markets Inc. shares outstanding between January 26, 2021 and the distribution record date of March 1, 2021, payable on March 11, 2021.
On February 3, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the first quarter of 2021. This dividend will be payable on March 15, 2021 to stockholders of record as of March 1, 2021.
On February 4, 2021, the Company announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans. The share repurchase program authorizes the purchase of up to $150.0 million of the Company's Class A common stock at the Company's discretion.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K/A filed on March 4, 2020 (File No. 001-38860)).

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

10.14†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan PRSU Award Agreement (Form of PRSU Agreement for Messrs. Olesky and Hult) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

10.15†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

10.16†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).
10.17†
Form of Director RSU Agreement under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).

10.18†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement (Form of RSU Agreement for Messrs. Olesky and Hult) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

10.19+
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement (Form of RSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

10.20†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).
10.21+
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
*    Filed herewith.

**    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
+    Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEWEB MARKETS INC.

February 24, 2021	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Lee Olesky Lee Olesky	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2021
/s/Robert Warshaw Robert Warshaw	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021
/s/ Steven Berns Steven Berns	Director	February 24, 2021
/s/ Martin Brand Martin Brand	Director	February 24, 2021
/s/ John G. Finley John G. Finley	Director	February 24, 2021
/s/ Scott C. Ganeles Scott C. Ganeles	Director	February 24, 2021
/s/ William Hult William Hult	Director	February 24, 2021
/s/ Paula B. Madoff Paula B. Madoff	Director	February 24, 2021
/s/ Thomas Pluta Thomas Pluta	Director	February 24, 2021
/s/ Debra Walton Debra Walton	Director	February 24, 2021
/s/ Brian West Brian West	Director	February 24, 2021