Form 10-Q
period 2021-03-31
Tradeweb Markets Inc.
filed 2021-04-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 21, 2021
Class A Common Stock, par value $0.00001 per share	104,759,476
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,877,108

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
•“Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners”, including Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continued to own LLC Interests (as defined below) after the completion of the IPO and Reorganization Transactions, that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of our Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
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
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc, in an all share transaction, which closed on January 29, 2021.
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
•“Thomson Reuters” or “TR” refer to Thomson Reuters Corporation, which prior to the LSEG Transaction indirectly held a 45% ownership interest in Refinitiv.
Numerical figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them. In addition, we round certain percentages presented in this Quarterly Report on Form 10-Q to the nearest whole number. As a result, figures expressed as percentages in the text may not total 100% or, when aggregated, may not be the arithmetic aggregation of the percentages that precede them.
USE OF NON-GAAP FINANCIAL MEASURES
This Quarterly Report on Form 10-Q contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with GAAP.
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
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS” in evaluating our past results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), for pre-IPO periods.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, statements contained in this Quarterly Report on Form 10-Q relating to the COVID-19 pandemic, the potential impacts of which are inherently uncertain, are forward-looking statements.
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
•Refinitiv’s control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$809,938	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	25,362	368
Deposits with clearing organizations	10,783	11,671
Accounts receivable, net of allowance for credit losses of $177 and $243 at March 31, 2021 and December 31, 2020, respectively	144,494	105,286
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	32,733	33,814
Right-of-use assets	27,072	29,437
Software development costs, net of accumulated amortization	165,587	168,030
Goodwill	2,694,797	2,694,797
Intangible assets, net of accumulated amortization	1,157,182	1,182,034
Receivable from affiliates	2,527	111
Deferred tax asset	662,210	579,562
Other assets	75,249	82,460
Total assets	$5,808,934	$5,679,850

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$25,145	$252
Accrued compensation	70,202	129,288
Deferred revenue	27,186	23,193
Accounts payable, accrued expenses and other liabilities	44,291	42,692
Employee equity compensation payable	—	1,900
Lease liability	31,202	34,463
Payable to affiliates	1,816	5,142
Deferred tax liability	18,804	19,425
Tax receivable agreement liability	425,150	404,332
Total liabilities	643,796	660,687

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 104,643,279 and 98,075,465 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 3,139,821 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,877,108 and 30,871,381 shares issued and outstanding as of March 31, 2021 and December 31, 2020 respectively	—	—
Additional paid-in capital	4,307,046	4,143,094
Accumulated other comprehensive income	4,102	4,314
Retained earnings	207,870	156,041
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,519,020	4,303,451
Non-controlling interests	646,118	715,712
Total equity	5,165,138	5,019,163
Total liabilities and equity	$5,808,934	$5,679,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Transaction fees and commissions	$217,816	$183,317
Subscription fees	37,868	34,483
Refinitiv market data fees	15,117	14,628
Other	2,598	2,178
Total revenue	273,399	234,606

Expenses
Employee compensation and benefits	103,622	90,520
Depreciation and amortization	40,966	37,176
Technology and communications	13,544	10,318
General and administrative	3,459	8,340
Professional fees	9,728	6,911
Occupancy	3,753	3,726
Total expenses	175,072	156,991
Operating income	98,327	77,615
Net interest income (expense)	(493)	699
Income before taxes	97,834	78,314
Provision for income taxes	(16,269)	(15,829)
Net income	81,565	62,485
Less: Net income attributable to non-controlling interests	13,706	18,557
Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.34	$0.26
Diluted	$0.33	$0.25
Weighted average shares outstanding:
Basic	199,064,607	166,234,749
Diluted	205,028,717	174,517,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$81,565	$62,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2021 and 2020	(343)	(4,784)
Other comprehensive income (loss), net of tax	(343)	(4,784)

Comprehensive income	81,222	57,701
Less: Net income attributable to non-controlling interests	13,706	18,557
Less: Foreign currency translation adjustments attributable to non-controlling interests	(46)	(1,232)
Comprehensive income attributable to Tradeweb Markets Inc.	$67,562	$40,376

	Three Months Ended
	March 31,
	2021	2020
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(297)	(3,552)
Comprehensive income attributable to Tradeweb Markets Inc.	$67,562	$40,376

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$13,706	$18,557
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(46)	(1,232)
Comprehensive income attributable to non-controlling interests	$13,660	$17,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	65,177	—	—	—	65,177
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	6,417	—	—	—	6,417
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to exchanges of LLC Interests, net of offering costs and cancellations	1,920,941	—	—	—	(939,000)	—	(981,941)	(1)	(335)	—	—	—	(336)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	32,736	—	—	—	32,736
Issuance of common stock from equity incentive plans	2,341,171	—	—	—	—	—	—	—	35,422	—	—	—	35,422
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	45,436	7	—	(45,443)	—
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(13,400)	—	(13,400)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,407	—	—	—	5,407
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	315	—	—	—	315
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,249	—	—	—	2,249
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(23,991)	—	—	—	(23,991)
Net income	—	—	—	—	—	—	—	—	—	—	43,928	18,557	62,485
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,552)	—	(1,232)	(4,784)
Balance at March 31, 2020	70,670,440	$1	96,933,192	$1	7,389,983	$—	49,871,231	$—	$3,426,625	$(2,179)	$78,361	$1,186,039	$4,688,848
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$81,565	$62,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	40,966	37,176
Stock-based compensation expense	10,760	7,971
Deferred taxes	15,997	7,227
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(101)	(40,563)
Deposits with clearing organizations	906	(1,668)
Accounts receivable	(38,831)	(43,453)
Receivable from/payable to affiliates, net	(6,491)	2,452
Other assets	7,226	(9,837)
Increase (decrease) in operating liabilities:
Accrued compensation	(59,275)	(59,910)
Deferred revenue	3,995	2,306
Accounts payable, accrued expenses and other liabilities	770	14,067
Employee equity compensation payable	(1,915)	(11)
Net cash provided by (used in) operating activities	55,572	(21,758)
Cash flows from investing activities
Purchase of furniture, equipment, software and leasehold improvements	(4,359)	(1,298)
Capitalized software development costs	(8,266)	(7,063)
Net cash used in investing activities	(12,625)	(8,361)
Cash flows from financing activities
Proceeds from stock-based compensation exercises	46,397	35,422
Offering costs from issuance of Class A common stock in the IPO and follow-on offerings	—	(308)
Dividends	(16,030)	(13,400)
Capital distributions to non-controlling interests	(2,504)	—
Payroll taxes paid for stock-based compensation	(45,464)	(23,991)
Payments on tax receivable agreement liability	(6,849)	—
Net cash used in financing activities	(24,450)	(2,277)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	161	(3,958)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,658	(36,354)
Cash, cash equivalents and restricted cash
Beginning of period	792,280	461,711
End of period	$810,938	$425,357

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$(4,175)	$2,867
Non-cash financing activities
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$27,666	$11,212
Deferred tax asset	$99,260	$43,948

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	March 31, 2021	December 31, 2020
Cash and cash equivalents	$809,938	$791,280
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$810,938	$792,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tradeweb Markets Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization
Tradeweb Markets Inc. (the “Corporation”) was incorporated as a Delaware corporation on November 7, 2018 to carry on the business of Tradeweb Markets LLC (“TWM LLC”) following the completion of a series of reorganization transactions on April 4, 2019 (the “Reorganization Transactions”), in connection with Tradeweb Market Inc.'s initial public offering (the “IPO”), which closed on April 8, 2019.
Refinitiv Holdings Limited (the “Parent” and, unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”) owns a majority ownership interest in the Company (as defined below).
On January 29, 2021, London Stock Exchange Group plc (“LSEG”) completed its acquisition of Refinitiv from a consortium, including certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”) as well as Thomson Reuters Corporation (“TR”), in an all share transaction (the “LSEG Transaction”).
In connection with the LSEG Transaction, the Corporation became a consolidating subsidiary of LSEG. Prior to the LSEG Transaction, the Corporation was a consolidating subsidiary of BCP York Holdings, (“BCP”), a company owned by certain investment funds affiliated with Blackstone, through BCP’s previous majority ownership interest in Refinitiv.
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of March 31, 2021, Tradeweb Markets Inc. owns 86.8% of TWM LLC and the non-controlling interest holders own the remaining 13.2% of TWM LLC.  As of December 31, 2020, Tradeweb Markets Inc. owned 85.1% of TWM LLC and the non-controlling interest holders owned the remaining 14.9% of TWM LLC.
Unless the context otherwise requires, references to the “Company” refer to Tradeweb Markets Inc. and its consolidated subsidiaries, including TWM LLC, following the completion of the Reorganization Transactions, and TWM LLC and its consolidated subsidiaries prior to the completion of the Reorganization Transactions.
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
•Tradeweb Execution Services Limited (“TESL”), a Banks, Building Societies and Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
On February 2, 2021, the Company announced that it entered into a definitive agreement to acquire Nasdaq’s U.S. fixed income electronic trading platform. The Nasdaq platform (formerly known as eSpeed) is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. Treasuries. Nasdaq’s CLOB will become part of the Company’s wholesale client sector. The $190.0 million, all-cash transaction has not closed as of March 31, 2021 and is expected to close later in 2021, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals.
A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from TR. The Refinitiv Transaction resulted in a new basis of accounting for certain of the Company's assets and liabilities beginning on October 1, 2018. See Note 2 – Significant Accounting Policies for a description of pushdown accounting applied as a result of the Refinitiv Transaction.
In connection with the Reorganization Transactions, TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (the “LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. As used herein, references to “Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners”, including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) or Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”) and (ii) solely with respect to the Tax Receivable Agreement (as defined in Note 6 – Tax Receivable Agreement), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
As of March 31, 2021:
•The public investors collectively owned 104,643,279 shares of Class A common stock, representing 7.7% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.1% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 87.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.7% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,767,435 shares of Class D common stock, representing 4.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 3.2% of the economic interest in TWM LLC.
•Other stockholders that continue to own LLC Interests also collectively owned 121,344 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s diluted earnings per share calculation for the three months ended March 31, 2021 includes 5,964,110 weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 –Earnings Per Share for additional details.

2.    Significant Accounting Policies
The following is a summary of significant accounting policies:
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 1 – Organization, as a result of the Reorganization Transactions, Tradeweb Markets Inc. consolidates TWM LLC and its subsidiaries and TWM LLC is considered to be the predecessor to Tradeweb Markets Inc. for financial reporting purposes. Tradeweb Markets Inc. had no business transactions or activities and no substantial assets or liabilities prior to the Reorganization Transactions. The condensed consolidated financial statements represent the financial condition and results of operations of the Company and report a non-controlling interest related to the LLC Interests held by the Continuing LLC Owners.
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated financial information as of December 31, 2020 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the difference may be material to the condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior periods' financial information to conform to the current year presentation. This primarily includes an aggregation of transaction fees and commissions into a single revenue category titled “transaction fees and commissions” for all periods presented in condensed consolidated income statements. These reclassifications had no impact on total consolidated revenue or consolidated net income.
Pushdown Accounting
In connection with the Refinitiv Transaction, a majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 from TR. The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company's assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as of October 1, 2018 was recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. The adjusted valuations primarily affected the values of the Company's long-lived and indefinite-lived intangible assets, including software development costs.

Cash and Cash Equivalents
Cash and cash equivalents consists of cash and highly liquid investments (such as short-term money market instruments) with original maturities at the time of purchase of three months or less.
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. Once determined uncollectable, aged balances are written off as credit loss expense, which is included in general and administrative expenses on the condensed consolidated statements of income. See Note 11 – Credit Risk for additional information.
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
Furniture, equipment, purchased software and leasehold improvements are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”).
As of March 31, 2021 and December 31, 2020, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $40.8 million and $35.4 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.4 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Costs capitalized as part of the pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of March 31, 2021 and December 31, 2020, accumulated amortization related to software development costs totaled $78.1 million and $67.4 million, respectively. Amortization expense for software development costs was $10.7 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively.

Goodwill
Goodwill is the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is not amortized, but in accordance with ASC 350, goodwill is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
As of March 31, 2021 and December 31, 2020, accumulated amortization related to intangible assets totaled $248.5 million and $223.7 million, respectively. Amortization expense for definite-lived intangible assets was $24.9 million for each of the three months ended March 31, 2021 and 2020.
Equity Investments Without Readily Determinable Fair Values
Equity Investments without a readily determinable fair value are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. If the Company determines that the equity investment is impaired on the basis of a qualitative assessment, the Company will recognize an impairment loss equal to the amount by which the investment’s carrying amount exceeds its fair value. Equity investments are included as a component of other assets on the condensed consolidated statements of financial condition.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. A right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of twelve months. Significant assumptions and judgements in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. The Company adopted Accounting Standards Update ("ASU") 2016-2, Leases (Topic 842) on January 1, 2019 using the modified retrospective method of adoption and elected to take the optional package of practical expedients, which allowed for no reassessment of:
i.whether any expired or existing contracts are or contain leases,
ii.the lease classification for any expired or existing leases, and
iii.initial direct costs for any existing leases.
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both March 31, 2021 and December 31, 2020, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition.  No offering costs were incurred during the three months ended March 31, 2021.

Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the condensed consolidated statements of financial condition date. Foreign currency re-measurement gains or losses on transactions in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses and the realized and unrealized losses totaled $1.9 million during the three months ended March 31, 2021 and realized and unrealized gains totaled $1.5 million during the three months ended March 31, 2020. Gains or losses on translation in the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts totaled $5.7 million during the three months ended March 31, 2021 and realized and unrealized losses on foreign currency forward contracts totaled $0.5 million during the three months ended March 31, 2020. See Note 10 – Fair Value of Financial Instruments for additional details on the Company's derivative instruments.
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
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the condensed consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act as a current period expense when incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 focuses primarily on accounting for a transaction in which an entity obtains employee services in exchange for stock-based payments. Under ASC 718, the stock-based payments received by the employees of the Company are accounted for either as equity awards or as liability awards.

As an equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to additional paid-in capital.
As a liability award, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. The fair value of that award is remeasured subsequently at each reporting date through the settlement. Changes in the equity instrument's fair value during the requisite service period are recognized as compensation cost over that period.
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
Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). In accounting for the options issued under the Option Plan, compensation expense is measured and recognized for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in the condensed consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital. The non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019.
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
The fair value hierarchy under ASC 820, Fair Value Measurement (“ASC 820”), prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below.

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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of both March 31, 2021 and December 31, 2020, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Revenue
Revenue Recognition
The Company earns transaction fees from transactions executed on the Company’s trading platforms through various fee plans. Transaction fees are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. For variable transaction fees, the Company charges clients fees based on the mix of products traded and the volume of transactions executed. Transaction fee revenue is recognized and recorded on a trade-date basis and is generally billed monthly.
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
The Company earns subscription fees from granting access to institutional investors to the Company's electronic marketplaces. Subscription fees are recognized into income in the period that access is provided on a monthly basis. Also included in subscription fees are viewer fees earned monthly from institutional investors accessing fixed income market data. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria has been met.
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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$179,667	$38,149	$147,778	$35,539
Subscription Fees including Refinitiv market data fees	462	52,523	465	48,646
Other	213	2,385	110	2,068
Total revenue	$180,342	$93,057	$148,353	$86,253
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below (in thousands):

Amount
Deferred revenue balance - December 31, 2020	$23,193
New billings	30,762
Revenue recognized	(26,769)
Deferred revenue balance - March 31, 2021	$27,186
During the three months ended March 31, 2021, the Company recognized $13.7 million in total revenue that was deferred as of December 31, 2020. During the three months ended March 31, 2020, the Company recognized $13.3 million in total revenue that was deferred as of December 31, 2019.
5.    Income Taxes
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 16.6% and 20.2%, respectively.
The effective tax rate for the three months ended March 31, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
As a result of the Reorganization Transactions, the Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which will increase over time primarily as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from the Continuing LLC Owners.
The Company's consolidated effective tax rate will vary from period to period depending on redemptions, exchanges or purchases of LLC Interests as described above, changes in the geographic mix of its earnings and changes in tax legislation and tax rates in various jurisdictions.
The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 6 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the March 31, 2021 condensed consolidated statement of financial condition.

As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. As of both March 31, 2021 and December 31, 2020, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both March 31, 2021 and December 31, 2020, $2.7 million is included in other assets on the condensed consolidated statement of financial condition related to this related party indemnification.
6.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation. The first payment of the Tax Receivable Agreement was made in January 2021. Substantially all payments due under the tax receivable agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
The Corporation accounts for the income tax effects resulting from taxable redemptions or exchanges of LLC Interests by the Continuing LLC Owners for shares of Class A common stock or Class B common stock or cash, as the case may be, and purchases by the Corporation of LLC Interests from the Continuing LLC Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption, exchange, or purchase, as the case may be. Further, the Corporation evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the Corporation estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance.
The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s tax savings, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of March 31, 2021 and December 31, 2020, the Tax Receivable Agreement liability on the condensed consolidated statements of financial condition totaled $425.2 million and $404.3 million, respectively. During the three months ended March 31, 2021 and 2020, no Tax Receivable Agreement liability adjustment was reflected in the condensed consolidated statements of income.
7.    Non-Controlling Interests
In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its condensed consolidated financial statements. The non-controlling interests balance reported on the condensed consolidated statements of financial condition represents the economic interests of TWM LLC held by the holders of LLC Interests other than Tradeweb Markets Inc. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by Tradeweb Markets Inc. and the other holders of LLC Interests.
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2021		March 31, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	201,576,471	86.8%	167,603,632	74.5%
Number of LLC Interests held by non-controlling interests	30,531,933	13.2%	57,261,214	25.5%
Total LLC Interests outstanding	232,108,404	100.0%	224,864,846	100.0%

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.'s equity due to changes in the Corporation’s ownership interest in TWM LLC (in thousands):

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2021	2020
Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928
Transfers (to) from non-controlling interests:
Increase in Tradeweb Markets Inc.'s additional paid-in capital as a result of ownership changes in TWM LLC	80,665	45,436
Net transfers (to) from non-controlling interests	80,665	45,436
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$148,524	$89,364
8.    Stockholders' Equity and Stock-Based Compensation Plans
The rights and privileges of the Company's stockholders' equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and there have been no changes to those rights and privileges during the three months ended March 31, 2021.
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including performance-based restricted stock units (“PRSUs”), stock options, restricted stock units (“RSUs”) and dividend equivalent rights. The awards may have performance-based and/or time-based vesting conditions. Stock options have a maximum contractual term of 10 years.
During the three months ended March 31, 2021, the Company granted 319,860 RSUs and 205,655 PRSUs at a weighted-average grant-date fair value of $74.15 and $74.16, respectively. RSUs and PRSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. The RSU awards granted to employees will vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs vest at the end of a three-year cliff vesting period and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.
A summary of the Company's total stock-based compensation expense is presented below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Total stock-based compensation expense	$10,760	$7,971
Share Repurchase Program
On February 4, 2021, the Company announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans (the “Share Repurchase Program”). The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company's Class A common stock at the Company's discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. No share repurchases were made pursuant to the Share Repurchase Program during the three months ended March 31, 2021.

Other Share Repurchases
During the three months ended March 31, 2021 and 2020, the Company withheld 696,847 and 515,145 shares, respectively of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $65.24 and $46.57, respectively and an aggregate value of $45.5 million and $24.0 million, respectively based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the Share Repurchase Program discussed above.
9.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions. Prior to the Reorganization Transactions, the Bank Stockholders were collectively considered to be related parties of the Company. As a result of the Reorganization Transactions, they are no longer considered to be related parties.
At March 31, 2021 and December 31, 2020, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$4,570	$4,009
Receivable from affiliates	2,527	111
Other assets	2,722	2,722
Accounts payable, accrued expenses and other liabilities	7,617	6,140
Deferred revenue	4,500	4,500
Payable to affiliates	1,816	5,142
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Subscription fees	$569	$—
Refinitiv market data fees (1)	15,117	14,628
Other fees	161	—
Expenses:
Shared Services Fees: (2)
Technology and communications	740	740
General and administrative	2	24
Occupancy	—	46
(1)The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains a shared services agreement with Refinitiv. Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration, insurance, content, financial reporting and tax support.
The Company reimburses affiliates of Refinitiv for expenses paid on behalf of the Company for various services including salaries and bonuses, marketing, professional fees, communications, data costs and certain other administrative services. For the three months ended March 31, 2021 and 2020, the Company reimbursed such affiliates approximately $0.2 million and $0.3 million, respectively, for these expenses.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both March 31, 2021 and December 31, 2020, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.

10.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company's financial instruments measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows (in thousands):

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2021
Assets
Cash equivalents – Money market funds	$623,334	$—	$—	$623,334
Receivable from affiliates – Foreign currency forward contracts		2,508		2,508
Total assets measured at fair value	$623,334	$2,508	$—	$625,842

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$21	$—	$21
Total liabilities measured at fair value	$—	$21	$—	$21

As of December 31, 2020
Assets
Cash equivalents – Money market funds	$541,790	$—	$—	$541,790
Total assets measured at fair value	$541,790	$—	$—	$541,790

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$3,409	$—	$3,409
Total liabilities measured at fair value	$—	$3,409	$—	$3,409
The Company's money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. As of March 31, 2021 and December 31, 2020, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding liabilities on such contracts were included in payable to affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company's foreign currency forward contracts not designated as hedges for accounting purposes (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency forward contracts – Gross notional amount	$122,394	$122,458
The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses.

The total realized and unrealized gains (losses) on foreign currency forward contracts recorded in the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Total realized and unrealized gains (losses) recognized in general and administrative expenses:
Foreign currency forward contracts not designated in accounting hedge relationship	$5,698	$(547)
The Company has no financial instruments measured at fair value that are classified within level 3 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The Company's financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows (in thousands):

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of March 31, 2021
Assets
Cash and restricted cash	$187,604	$187,604	$—	$—	$187,604
Receivable from brokers and dealers and clearing organizations	25,362	—	25,362	—	25,362
Deposits with clearing organizations	10,783	10,783	—	—	10,783
Accounts receivable	144,494	—	144,494	—	144,494
Other assets – Memberships in clearing organizations	1,583	—	—	1,583	1,583
Total	$369,826	$198,387	$169,856	$1,583	$369,826

Liabilities
Payable to brokers and dealers and clearing organizations	$25,145	$—	$25,145	$—	$25,145
Total	$25,145	$—	$25,145	$—	$25,145

As of December 31, 2020
Assets
Cash and restricted cash	$250,490	$250,490	$—	$—	$250,490
Receivable from brokers and dealers and clearing organizations	368	—	368	—	368
Deposits with clearing organizations	11,671	11,671	—	—	11,671
Accounts receivable	105,286	—	105,286	—	105,286
Other assets – Memberships in clearing organizations	1,586	—	—	1,586	1,586
Total	$369,401	$262,161	$105,654	$1,586	$369,401

Liabilities
Payable to brokers and dealers and clearing organizations	$252	$—	$252	$—	$252
Total	$252	$—	$252	$—	$252

The carrying value of financial instruments not measured at fair value classified within level 1 or level 2 of the fair value hierarchy approximates fair value because of the relatively short term nature of the underlying assets or liabilities. The memberships in clearing organizations, which are included in other assets on the condensed consolidated statements of financial condition, are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable.
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million at both March 31, 2021 and December 31, 2020, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during the three months ended March 31, 2021 and 2020 and no adjustments to the original cost basis have been made to the carrying value over the life of the instruments.
11.    Credit Risk
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
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. At both March 31, 2021 and December 31, 2020, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million. There was no credit loss expense recognized for each of the three months ended March 31, 2021 and 2020 and recoveries resulted in a reversal of credit loss expense totaling $0.1 million and none for the three months ended March 31, 2021 and 2020, respectively.
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
12.    Commitments and Contingencies
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
The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The Company has filed a motion to dismiss the actions, which was granted on March 31, 2021. The Court has, however, given the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. Based on the prior complaints and the nature of the allegations previously made, the Company believes that it will have meritorious defenses to a further amended complaint and intends to continue to vigorously defend its position. If an amended complaint is filed, further motions to dismiss are scheduled to be fully briefed by the end of July 2021.
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
Revolving Credit Facility
On April 8, 2019, the Company entered into a five year, $500.0 million senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility was subsequently amended on November 7, 2019. The Credit Facility provides additional borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
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
As of March 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding. As of December 31, 2020, there were no letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding.

13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	199,064,607	166,234,749
Dilutive effect of equity-settled PRSUs	1,832,308	2,038,422
Dilutive effect of options	3,851,594	6,221,549
Dilutive effect of RSUs	280,208	22,524
Weighted average shares of Class A and Class B common stock outstanding - Diluted	205,028,717	174,517,244

Earnings per share - Basic	$0.34	$0.26
Earnings per share - Diluted	$0.33	$0.25

For the three months ended March 31, 2021, there were approximately 60,315 weighted-average RSUs and 77,692 PRSUs that were anti-dilutive. As a result, these shares, which are still outstanding, were excluded from the computation of diluted earnings per share. For the three months ended March 31, 2020, there were approximately 378,124 weighted-average shares underlying options that were anti-dilutive and thus excluded from the computation of diluted earnings per share.
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. After evaluating the potential dilutive effect under the if-converted method, for the three months ended March 31, 2021 and 2020, there were 31,214,407 and 57,644,547 weighted-average LLC Interests, respectively, from the assumed exchange of non-controlling interests that were determined to be anti-dilutive and thus were excluded from the computation of diluted earnings per share.
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
14.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At March 31, 2021 and December 31, 2020, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TESL, TWJ and TWEU are as follows (in thousands):

As of March 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL
Regulatory Capital	$37,445	$47,796	$24,175	$63,682	$10,455	$8,703	$756
Regulatory Capital Requirement	1,679	1,459	505	34,164	3,559	2,449	736
Excess Regulatory Capital	$35,766	$46,337	$23,670	$29,518	$6,896	$6,254	$20

As of December 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU
Regulatory Capital	$49,254	$58,026	$20,577	$59,238	$11,066	$19,102
Regulatory Capital Requirement	2,438	2,147	731	33,742	3,799	2,562
Excess Regulatory Capital	$46,816	$55,879	$19,846	$25,496	$7,267	$16,540
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2021 and December 31, 2020 are as follows (in thousands):

	As of March 31, 2021		As of December 31, 2020
	TW SEF	DW SEF	TW SEF	DW SEF
Financial Resources	$44,204	$16,255	$28,476	$15,298
Required Financial Resources	13,500	5,991	13,500	6,223
Excess Financial Resources	$30,704	$10,264	$14,976	$9,075

Liquid Financial Assets	$27,500	$10,520	$15,662	$8,610
Required Liquid Financial Assets	6,750	2,996	6,750	3,112
Excess Liquid Financial Assets	$20,750	$7,524	$8,912	$5,498
15.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues
Institutional	$175,324	$145,612
Wholesale	59,390	48,756
Retail	18,713	21,676
Market Data	19,972	18,562
Total revenue	273,399	234,606
Operating expenses	175,072	156,991
Operating income	$98,327	$77,615
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

The following table provides revenue by geographic area (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues
U.S.	$167,736	$145,256
International	105,663	89,350
Total revenue	$273,399	$234,606
The following table provides information on the attribution of long-lived assets by geographic area (in thousands):

	March 31, 2021	December 31, 2020
Long-lived assets
U.S.	$4,060,785	$4,091,569
International	16,586	16,544
Total	$4,077,371	$4,108,113
16.    Subsequent Events
On April 28, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2021. This dividend will be payable on June 15, 2021 to stockholders of record as of June 1, 2021.
On April 27, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $15.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2021, payable on June 11, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q.
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
In our wholesale client sector, we provide a broad range of electronic, voice and hybrid platforms to more than 300 dealers and financial institutions with more than 100 actively trading on our electronic or hybrid markets with our Dealerweb platform. This platform was launched in 2008 following the acquisition of inter-dealer broker Hilliard Farber & Co., Inc. In 2011, we acquired the brokerage assets of Rafferty Capital Markets. Today, Dealerweb actively competes across a range of rates, credit, money markets, derivatives and equity markets.
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
The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with authorities around the world implementing numerous measures to try to contain or prevent the virus, such as travel bans and restrictions, social distancing, quarantines, shelter in place, stay at home or lockdown orders, business limitations and shutdowns, and the distribution of vaccines. While we have safely reopened our offices with capacity limitations consistent with local guidelines, we remain confident that we can continue to maintain business continuity, serve our clients and provide efficient execution in a virtual environment as necessary. In addition, we believe that we have sufficient liquidity and flexibility to operate during any future disruptions caused by COVID-19.
We currently expect any future disruptive impact of COVID-19 on our business to be temporary and are determined to continue to minimize such impact. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic has developed and persists, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the virus’ global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.
As the COVID-19 pandemic continues, it may also have the effect of heightening many of the risks described in “Item 1A. Risk Factors” in Part I of our 2020 Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance. Factors that may impact market activity during the remainder of 2021 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes and health concerns associated with COVID-19. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.
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

Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the new administration. The impact of any reform efforts on us and our operations remains uncertain. As a result of the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, we are currently subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements as between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. For example, our 2018 revenue increased due in part to higher trading volumes as a result of, and the introduction of our new APA service in connection with, the implementation of MiFID II in January 2018.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part I, Item 3. – “Quantitative and Qualitative Disclosures About Market Risk— Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q.

Taxation
In connection with the Reorganization Transactions, we became the sole manager of TWM LLC. As a result, beginning with the second quarter of 2019, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and are taxed at prevailing corporate tax rates. Our actual effective tax rate is impacted by our ownership share of TWM LLC, which will increase over time primarily as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or as we purchase LLC Interests from the Continuing LLC Owners. In addition to tax expenses, we also incur expenses related to our operations. Furthermore, in connection with the IPO, we entered into the Tax Receivable Agreement pursuant to which we began to make payments in January 2021, and we expect future payments to be significant. We intend to cause TWM LLC to make distributions in an amount sufficient to allow us to pay our tax obligations, operating expenses, including payments under the Tax Receivable Agreement, and our quarterly cash dividends, as and when declared by our board of directors.
Components of our Results of Operations
Revenues
Our revenue is derived primarily from transaction fees, subscription fees, commissions and market data fees. We believe that revenue is the key driver of our operating performance and therefore we utilize it to assess our business on a period by period basis.
Transaction Fees and Commissions
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
Subscription Fees
We earn subscription fees primarily for granting clients access to our markets for trading and market data. For a limited number of products, we only charge subscription fees and no transaction fees or commissions. Subscription fees are generally generated on a fixed price basis.
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
General and Administrative
General and administrative expense consists of travel and entertainment, marketing, value-added taxes, state use taxes, foreign currency transaction gains and losses, gains and losses on foreign currency forward contracts entered into for foreign exchange risk management purposes, charitable contributions, other administrative expenses and credit loss expense. We expect general and administrative expense to increase as we expand the number of our employees and product offerings and grow our operations.
Technology and Communications
Technology and communications expense consists of costs relating to software and hardware maintenance, our internal network connections, data center costs, clearance and other trading platform related transaction costs and data feeds provided by third-party service providers, including Refinitiv pursuant to a shared services agreement. Factors that influence technology and communications expense include trading volumes and our investments in innovation, data strategy and cybersecurity.
Professional Fees
Professional fees consist primarily of accounting, tax and legal fees and fees paid to technology and software consultants to maintain our trading platforms and infrastructure, as well as costs related to business acquisition transactions.
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe and Asia.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during the three months ended March 31, 2021 and 2020.
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
Net Income Attributable to Non-Controlling Interests
We are the sole manager of TWM LLC. As a result of this control, and because we have a substantial financial interest in TWM LLC, we consolidate the financial results of TWM LLC and report a non-controlling interest in our condensed consolidated financial statements, representing the economic interests of TWM LLC held by the Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by us and the Continuing LLC Owners.
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of March 31, 2021, we owned 86.8% of TWM LLC and the Continuing LLC Owners owned the remaining 13.2% of TWM LLC.
Results of Operations
For the Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020
The following table sets forth a summary of our statements of income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$273,399	$234,606	$38,793	16.5%
Total expenses	175,072	156,991	18,081	11.5%
Operating income	98,327	77,615	20,712	26.7%
Net interest income (expense)	(493)	699	(1,192)	(170.5)%
Income before taxes	97,834	78,314	19,520	24.9%
Provision for income taxes	(16,269)	(15,829)	(440)	2.8%
Net income	81,565	62,485	19,080	30.5%
Less: Net income attributable to non-controlling interests	13,706	18,557	(4,851)	(26.1)%
Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928	$23,931	54.5%

Revenues
Our revenues for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$217,816	79.7%	$183,317	78.1%	$34,499	18.8%
Subscription fees (1)	52,985	19.4%	49,111	20.9%	3,874	7.9%
Other	2,598	1.0%	2,178	1.0%	420	19.3%
Total revenue	$273,399	100.0%	$234,606	100.0%	$38,793	16.5%

Components of total revenue growth:
Constant currency growth (2)						13.9%
Foreign currency impact						2.6%
Total revenue growth						16.5%
(1)Subscription fees for the three months ended March 31, 2021 and 2020 include $15.1 million and $14.6 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the average exchange rates for 2020. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
The primary driver of the $38.8 million increase in revenue related to a $34.5 million increase in transaction fees and commissions to $217.8 million for the three months ended March 31, 2021 from $183.3 million for the three months ended March 31, 2020 primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products, and U.S. government bonds.
Our total revenue by asset class for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$142,929	$126,039	$16,890	13.4%
Credit	74,368	53,978	20,390	37.8%
Equities	18,861	19,434	(573)	(2.9)%
Money Markets	10,818	11,208	(390)	(3.5)%
Market Data	19,972	18,562	1,410	7.6%
Other	6,451	5,385	1,066	19.8%
Total revenue	$273,399	$234,606	$38,793	16.5%

Our variable and fixed revenues by asset class for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$89,651	$53,278	$75,541	$50,498	$14,110	$2,780	18.7%	5.5%
Credit	67,998	6,370	48,575	5,403	19,423	967	40.0%	17.9%
Equities	15,980	2,881	17,100	2,334	(1,120)	547	(6.5)%	23.4%
Money Markets	6,713	4,105	7,137	4,071	(424)	34	(5.9)%	0.8%
Market Data	—	19,972	—	18,562	—	1,410	—	7.6%
Other	—	6,451	—	5,385	—	1,066	—	19.8%
Total revenue	$180,342	$93,057	$148,353	$86,253	$31,989	$6,804	21.6%	7.9%
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2021 and 2020, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2021		2020		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$665,801	$40,914,628	$590,767	$36,868,062	12.7%
Cash Rates	378,323	23,143,506	341,557	21,229,660	10.8%
Rates Derivatives	287,477	17,771,122	249,209	15,638,402	15.4%
Swaps / Swaptions Tenor (greater than 1 year)	182,088	11,262,405	159,508	10,013,379	14.2%
Other Rates Derivatives (1)	105,389	6,508,716	89,702	5,625,024	17.5%

Credit	27,071	1,666,070	32,996	2,070,787	(18.0)%
Cash Credit (2)	10,382	632,748	7,255	449,796	43.1%
Credit Derivatives and U.S. Cash "EP"	16,690	1,033,323	25,741	1,620,991	(35.2)%

Equities	16,177	995,690	17,800	1,111,733	(9.1)%
Cash Equities	9,021	556,255	9,225	577,340	(2.2)%
Equity Derivatives	7,155	439,435	8,576	534,392	(16.6)%

Money Markets (Cash)	349,528	21,474,787	255,732	15,919,960	36.7%

Total	$1,058,576	$65,051,175	$897,295	$55,970,541	18.0%
Total excluding Other Rates Derivatives (3)	$953,187	$58,542,459	$807,593	$50,345,517	18.0%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The "cash credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2021 and 2020 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Rates	$2.19	$2.05	$0.14	6.9%
Cash Rates	$1.91	$1.90	$0.01	0.3%
Rates Derivatives	$2.56	$2.25	$0.31	13.9%
Swaps / Swaptions Tenor (greater than 1 year)	$3.90	$3.42	$0.48	13.8%
Other Rates Derivatives (1)	$0.26	$0.16	$0.10	58.6%

Credit	$40.81	$23.46	$17.35	74.0%
Cash Credit (2)	$135.45	$132.79	$2.66	2.0%
Credit Derivatives and U.S. Cash "EP"	$6.33	$6.18	$0.15	2.4%

Equities	$16.05	$15.38	$0.67	4.3%
Cash Equities	$23.63	$23.88	$(0.25)	(1.1)%
Equity Derivatives	$6.46	$6.20	$0.26	4.2%

Money Markets (Cash)	$0.31	$0.45	$(0.14)	(30.3)%

Total Fees per Million	$2.77	$2.65	$0.12	4.6%
Total Fees per Million excluding Other Rates Derivatives (3)	$3.05	$2.93	$0.12	4.2%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $16.9 million or 13.4% to $142.9 million for the three months ended March 31, 2021 compared to $126.0 million for the three months ended March 31, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products, U.S. and European government bonds and mortgages.
Average variable fees per million for rates increased due to growth of higher fee long-tenor swaps volumes, which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $20.4 million or 37.8% to $74.4 million for the three months ended March 31, 2021 compared to $54.0 million for the three months ended March 31, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds which were partially offset by lower credit derivatives volumes during the three months ended March 31, 2021. Credit derivatives experienced an all-time high in volumes during the three months ended March 31, 2020.
Average variable fees per million for credit increased due to higher growth in volume for fully electronic High Grade and High Yield cash credit products and European credit products, which have a higher variable fee capture compared to credit derivatives which, as noted above, experienced a decline in trading volume period over period.

Equities. Revenues from our equities asset class decreased by $0.6 million or 2.9% to $18.9 million for the three months ended March 31, 2021 compared to $19.4 million for the three months ended March 31, 2020. Variable transaction fees and commissions on higher trading volumes for European ETFs were offset by lower trading volumes for wholesale equity products.
Average variable fees per million for equities increased due to higher growth in European ETFs and convertibles volume, which have a higher variable fee capture compared to overall equity derivative products.
Money Markets. Revenues from our money markets asset class decreased by $0.4 million or 3.5% to $10.8 million for the three months ended March 31, 2021 compared to $11.2 million for the three months ended March 31, 2020. Average daily volumes for money markets increased by 36.7%, primarily driven by a 41.7% increase in trading volumes for repurchase agreements while average variable fees per million for money markets decreased due to a mix shift to lower fee per million repurchase agreements and away from higher fee certificates of deposit.
Market Data. Revenues from our market data asset class increased by $1.4 million or 7.6% to $20.0 million for the three months ended March 31, 2021 compared to $18.6 million for the three months ended March 31, 2020. The increase was derived primarily from increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.
Other. Revenues from our other asset class increased by $1.1 million or 19.8%, to $6.5 million for the three months ended March 31, 2020 compared to $5.4 million for the three months ended March 31, 2020 primarily due to higher fixed retail fees.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$175,324	$145,612	$29,712	20.4%
Wholesale	59,390	48,756	10,634	21.8%
Retail	18,713	21,676	(2,963)	(13.7)%
Market Data	19,972	18,562	1,410	7.6%
Total revenue	$273,399	$234,606	$38,793	16.5%
Institutional. Revenues from our Institutional client sector increased by $29.7 million or 20.4% to $175.3 million for the three months ended March 31, 2021 from $145.6 million for the three months ended March 31, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds, rates derivatives products, U.S. government bonds, mortgages and repurchase agreements.
Wholesale. Revenues from our Wholesale client sector increased by $10.6 million or 21.8% to $59.4 million for the three months ended March 31, 2021 from $48.8 million for the three months ended March 31, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our Retail client sector decreased by $3.0 million or 13.7% to $18.7 million for the three months ended March 31, 2021 from $21.7 million for the three months ended March 31, 2020. The decrease was derived primarily from lower volumes from certificates of deposit and U.S. corporate bonds, partially offset by increased fees from our portfolio solutions tool, as well as software development and implementation revenue on behalf of certain clients.
Market Data. Revenues from our Market Data client sector increased by $1.4 million or 7.6% to $20.0 million for the three months ended March 31, 2021 from $18.6 million for the three months ended March 31, 2020. The increase was derived primarily from increased Refinitiv license fees due to an increase in the number of market data feeds provided to Refinitiv.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$167,736	$145,256	$22,480	15.5%
International	105,663	89,350	16,313	18.3%
Total revenue	$273,399	$234,606	$38,793	16.5%
U.S. Revenues from U.S. clients increased by $22.5 million or 15.5% to $167.7 million for the three months ended March 31, 2021 from $145.3 million for the three months ended March 31, 2020 primarily due to higher revenues for U.S. corporate bonds, mortgages, U.S. government bonds and rates derivatives products.
International. Revenues from International clients increased by $16.3 million or 18.3% to $105.7 million for the three months ended March 31, 2021 from $89.4 million for the three months ended March 31, 2020 primarily due to higher revenues for rates derivatives products, European corporate bonds, and ETFs. Fluctuations in foreign currency rates for the three months ended March 31, 2021 increased our International total revenue by $3.8 million.
Operating Expenses
Our expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$103,622	$90,520	$13,102	14.5%
Depreciation and amortization	40,966	37,176	3,790	10.2%
Technology and communications	13,544	10,318	3,226	31.3%
General and administrative	3,459	8,340	(4,881)	(58.5)%
Professional fees	9,728	6,911	2,817	40.8%
Occupancy	3,753	3,726	27	0.7%
Total expenses	$175,072	$156,991	$18,081	11.5%
Employee Compensation and Benefits. Employee compensation and benefits expense increased by $13.1 million or 14.5% to $103.6 million for the three months ended March 31, 2021 from $90.5 million for the three months ended March 31, 2020. The increase was primarily due to increases in salaries and benefits as a result of increased employee headcount, incentive compensation expenses tied to operating performance and an increase in non-cash stock-based compensation expense and associated payroll taxes.
Depreciation and Amortization. Depreciation and amortization expense increased by $3.8 million or 10.2% to $41.0 million for the three months ended March 31, 2021 from $37.2 million for the three months ended March 31, 2020. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Technology and communications expense increased by $3.2 million or 31.3% to $13.5 million for the three months ended March 31, 2021 from $10.3 million for the three months ended March 31, 2020. The increase was primarily due to an increased investment in our data strategy and cybersecurity and increased clearance and data fees driven primarily by higher trading volumes period over period.

General and Administrative. General and administrative expense decreased by $4.9 million or 58.5% to $3.5 million for the three months ended March 31, 2021 from $8.3 million for the three months ended March 31, 2020. The decrease was primarily due to higher foreign exchange gains during the three months ended March 31, 2021, which reduced the net expense during the period, and lower travel and entertainment expenses, primarily due to the impact of COVID-19.
Professional Fees. Professional fees increased by $2.8 million or 40.8% to $9.7 million for the three months ended March 31, 2021 from $6.9 million for the three months ended March 31, 2020. The increase was primarily due to acquisition transaction costs related to the announced acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) and higher consulting fees.
Occupancy. Occupancy expense remained flat at $3.8 million for the three months ended March 31, 2021.
Net Interest Income (Expense)
Net interest income (expense) decreased by $1.2 million to net interest expense of $0.5 million for the three months ended March 31, 2021 from net interest income of $0.7 million for the three months ended March 31, 2020 due to a decrease in interest rates.
Income Taxes
Income tax expense increased by $0.4 million to $16.3 million for the three months ended March 31, 2021 from $15.8 million for the three months ended March 31, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the three months ended March 31, 2021 was approximately 16.6%, compared with 20.2% for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local, and foreign taxes.
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
Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, our expected dividend payments, and our recently announced share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of March 31, 2021 under the Tax Receivable Agreement were $425.2 million, substantially all due to be paid over 15 years. The first payment of the Tax Receivable Agreement was made in January 2021.
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
As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $809.9 million and $791.3 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
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
Cash Dividends
On April 28, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2021. This dividend will be payable on June 15, 2021 to stockholders of record as of June 1, 2021.
In March 2021, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount of $16.0 million.
Cash Distributions
On April 27, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $15.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2021, payable on June 11, 2021.
In March 2021, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount of $18.8 million, including distributions to Tradeweb Markets Inc. of $16.3 million and distributions to non-controlling interests of $2.5 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company's discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. No share repurchases were made pursuant to the Share Repurchase Program during the three months ended March 31, 2021.
Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units. During the three months ended March 31, 2021 and 2020, the Company withheld 696,847 and 515,145 shares, respectively of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $65.24 and $46.57, respectively and an aggregate value of $45.5 million and $24.0 million, respectively based on the price of the Class A common stock on the date the relevant withholding occurred.
Indebtedness
As of March 31, 2021 and December 31, 2020, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
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
As of March 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding.
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
As of March 31, 2021, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2021 and December 31, 2020, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $64.0 million and $65.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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

Our working capital as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020

	(in thousands)
Cash and cash equivalents	$809,938	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	25,362	368
Deposits with clearing organizations	10,783	11,671
Accounts receivable	144,494	105,286
Receivable from affiliates	2,527	111
Total current assets	994,104	909,716
Payable to brokers and dealers and clearing organizations	25,145	252
Accrued compensation	70,202	129,288
Deferred revenue	27,186	23,193
Accounts payable, accrued expenses and other liabilities	43,671	42,077
Employee equity compensation payable	—	1,900
Lease liability	9,237	10,813
Payable to affiliates	1,816	5,142
Tax receivable agreement liability	9,983	16,832
Total current liabilities	187,240	229,497
Total working capital	$806,864	$680,219
Current Assets
Current assets increased to $994.1 million as of March 31, 2021 from $909.7 million as of December 31, 2020 primarily due to an increase in cash and cash equivalents and accounts receivable as a result of increased revenues and earnings and due to an increase in receivables from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
Current Liabilities
Current liabilities decreased to $187.2 million as of March 31, 2021 from $229.5 million as of December 31, 2020 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the three months ended March 31, 2021, partially offset by an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
See “—Liquidity and Capital Resources—Factors Influencing Our Liquidity and Capital Resources—Capital Requirements” for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash flows provided by (used in) operating activities	$55,572	$(21,758)
Net cash flows used in investing activities	(12,625)	(8,361)
Net cash flows used in financing activities	(24,450)	(2,277)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	161	(3,958)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,658	$(36,354)

Operating Activities
Operating activities consist primarily of net income adjusted for noncash items that primarily include depreciation and amortization and stock-based compensation expense. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.
Net cash provided by operating activities for the three months ended March 31, 2021 was $55.6 million, an increase of $77.3 million over the three months ended March 31, 2020, primarily driven by an increase in total revenue during 2021. The cash flow from operations for the three months ended March 31, 2020 was negatively impacted by a $40.6 million net cash outflow resulting from an increase in net receivables from brokers and dealers and clearing organizations on unsettled wholesale platform transactions compared to a $0.1 million increase in the net receivables from brokers and dealers and clearing organizations during the three months ended March 31, 2021.
Investing Activities
Investing activities generally consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $12.6 million for the three months ended March 31, 2021, which consisted of $8.3 million of capitalized software development costs and $4.4 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $8.4 million for the three months ended March 31, 2020, which consisted of $7.1 million of capitalized software development costs and $1.3 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $24.5 million, and was primarily driven by $16.0 million in cash dividends to our Class A and Class B common stockholders, $2.5 million in distributions to non-controlling interests and $6.8 million in payments on the tax receivable agreement liability and was offset by net receipts of $0.9 million from stock-based compensation exercises, net of related stock-based compensation payroll tax payments. Net cash used in financing activities for the three months ended March 31, 2020 was $2.3 million, and was primarily driven by $11.4 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs and $13.4 million in dividends paid.
Non-GAAP Financial Measures
Free Cash Flow
In addition to cash flow from operating activities presented in accordance with GAAP, we use Free Cash Flow, a non-GAAP measure, to measure liquidity. Free Cash Flow is defined as cash flow from operating activities less expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash flow from operating activities	$55,572	$(21,758)
Less: Capitalization of software development costs	(8,266)	(7,063)
Less: Purchases of furniture, equipment and leasehold improvements	(4,359)	(1,298)
Free Cash Flow	$42,947	$(30,119)
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS
In addition to net income and net income attributable to Tradeweb Markets Inc., each presented in accordance with GAAP, we present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin as non-GAAP measures of our operating performance and Adjusted Net Income and Adjusted Net Income per diluted share (“Adjusted Diluted EPS”) as non-GAAP measures of our profitability.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before transaction costs associated with the pending acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed), net interest income/expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted EBIT is defined as net income before transaction costs associated with the pending acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed), net interest income/expense and provision for income taxes, adjusted for the impact of certain other items, including certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments, acquisition and Refinitiv Transaction-related depreciation and amortization, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation,” and options awarded to management and other employees following the IPO during 2019 as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2021. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction costs associated with the acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of acquisition related tangible and intangible assets resulting from certain acquisitions, the Refinitiv Transaction and the application of pushdown accounting in order to facilitate a period-over-period comparison of our financial performance.

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
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc. (for post-IPO periods) and net income (for pre-IPO periods), each adjusted for certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable liability adjustments, transaction costs associated with the pending acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed), acquisition and Refinitiv Transaction related depreciation and amortization, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), for pre-IPO periods.
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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Net income	$81,565	$62,485
Acquisition transaction costs (1)	1,761	—
Net interest (income) expense	493	(699)
Depreciation and amortization	40,966	37,176
Stock-based compensation expense (2)	6,383	3,497
Provision for income taxes	16,269	15,829
Foreign exchange (gains) / losses (3)	(5,353)	1,362
Tax receivable agreement liability adjustment (4)	—	—
Adjusted EBITDA	$142,084	$119,650
Less: Depreciation and amortization	(40,966)	(37,176)
Add: Acquisition and Refinitiv Transaction related D&A(5)	29,603	26,273
Adjusted EBIT	$130,721	$108,747
Adjusted EBITDA margin(6)	52.0%	51.0%
Adjusted EBIT margin(6)	47.8%	46.4%
(1)Represents acquisition-related transaction costs associated with the pending acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) announced in February 2021.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(3)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(4)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(5)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of pushdown accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(6)For the three months ended March 31, 2021, Adjusted EBITDA margin increased compared to the prior year period by 97 basis points, or 201 basis points on a constant currency basis. For the three months ended March 31, 2021, Adjusted EBIT margin increased compared to the prior year period by 146 basis points, or 243 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands except per share amounts)
Earnings per diluted share	$0.33	$0.25

Net income attributable to Tradeweb Markets Inc.	$67,859	$43,928
Net income attributable to non-controlling interests (1)	13,706	18,557
Net income	81,565	62,485
Provision for income taxes	16,269	15,829
Acquisition transaction costs (2)	1,761	—
Acquisition and Refinitiv Transaction related D&A (3)	29,603	26,273
Stock-based compensation expense (4)	6,383	3,497
Foreign exchange (gains) / losses (5)	(5,353)	1,362
Tax receivable agreement liability adjustment (6)	—	—
Adjusted Net Income before income taxes	130,228	109,446
Adjusted income taxes (7)	(28,650)	(24,078)
Adjusted Net Income	$101,578	$85,368
Adjusted Diluted EPS (8)	$0.43	$0.37
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(2)Represents acquisition-related transaction costs associated with the pending acquisition of Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) announced in February 2021.
(3)Represents acquisition-related intangibles amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the Refinitiv Transaction and the application of push-down accounting (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period.
(5)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for each of the three months ended March 31, 2021 and 2020.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.
The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2021 and 2020:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Three Months Ended
	March 31,
	2021	2020
Diluted weighted average shares of Class A and Class B common stock outstanding	205,028,717	174,517,244
Assumed exchange of LLC interests for shares of Class A or Class B common stock (1)	31,214,407	57,644,547
Adjusted diluted weighted average shares outstanding	236,243,124	232,161,791
Adjusted Net Income (in thousands)	$101,578	$85,368
Adjusted Diluted EPS	$0.43	$0.37
(1)Assumes the full exchange of the weighted average of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Management evaluates its accounting policies, estimates and judgments on an on-going basis.
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include intangible assets, goodwill, software development costs, revenue recognition, stock-based compensation, current and deferred income taxes and the Tax Receivable Agreement liability.
Pushdown Accounting
The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805 “Business Combinations” and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. We, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company's assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied by us, the excess of our fair value above the fair value accounting basis of our net assets and liabilities as of October 1, 2018 was recorded as goodwill. The adjusted valuations primarily affected the values of the Company's long-lived and indefinite-lived intangible assets, including software development costs.
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
Intangible Assets
We amortize our intangible assets with a finite life over their estimated useful lives ranging from seven to twelve years and test intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. We test our intangible assets with an indefinite useful life for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Stock-Based Compensation
The stock-based compensation that our employees receive is accounted for as equity or liability awards. As a stock-based equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to additional paid-in capital and members’ capital in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As a stock-based liability award, the cost of the employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. The fair value of that award is remeasured subsequently at each reporting date through to settlement. Changes in the fair value of the equity instrument are recognized as compensation cost over that period in our condensed consolidated statements of income. For grants made during the post-IPO period, the fair value of the equity instruments is determined based on the price of our Class A common stock on the grant date. For grants made during the pre-IPO period, the fair value of the equity instruments was determined in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Securities Issued as Compensation. Factors that were considered in determining the fair value include forecasted future cash flows, the weighted average cost of capital, and the performance multiples of comparable companies.
Prior to the IPO, we awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the "Option Plan"). In accounting for the options issued under the Option Plan, including the Special Option Award as well as post-IPO options, we measure and recognize compensation expense for all awards based on their estimated fair values measured as of the grant date. Costs related to these options are recognized as an expense in our condensed consolidated statements of income over the requisite service period, with an offsetting increase to additional paid-in capital.
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
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in our condensed consolidated statements of financial condition. A U.S. shareholder of a controlled foreign corporation (“CFC”) is required to include in income, as a deemed dividend, the global intangible low-taxed income (“GILTI”) of the CFC. We have elected to treat taxes due on future U.S. inclusions in taxable income of GILTI as a current period expense when incurred.

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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
% of revenue denominated in foreign currencies (1)	30%	31%
% of operating expenses denominated in foreign currencies (2)	16%	15%
(1)Revenue in foreign currencies is primarily denominated in Euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds.
Since our condensed consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses, as well as assets and liabilities, into U.S. dollars. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Revenues and expenses denominated in currencies other than the U.S. dollar are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the end of the reporting period. Any gain or loss resulting from the translation of assets and liabilities is included as a component of other comprehensive income.
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates during the three months ended March 31, 2021 and 2020:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	March 31,
	2021	2020
Increase (decrease) in revenue	$3,800	$(700)
Increase (decrease) in operating income	$400	$(800)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual revenue and operating income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	March 31,
		2021		2020
Effect of 10% change on revenue	+/-	$9,200	+/-	$8,100
Effect of 10% change on operating income	+/-	$6,300	+/-	$5,500
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2021 and December 31, 2020, the notional amount of our foreign currency forward contracts was $122.4 million and $122.5 million, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of both March 31, 2021 and December 31, 2020, we have an allowance for credit losses of $0.2 million with regard to these receivables.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2020 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2020 Form 10-K.
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
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

April 30, 2021	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

April 30, 2021	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)