Form 10-Q
period 2021-06-30
Tradeweb Markets Inc.
filed 2021-07-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 21, 2021
Class A Common Stock, par value $0.00001 per share	105,310,024
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,877,108

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
•“Refinitiv”, prior to the LSEG Transaction, refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries, and subsequent to the LSEG Transaction, refers to Refinitiv Parent Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries. Refinitiv owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and was controlled by the Investor Group prior to the LSEG Transaction.
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
•although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, and the depreciation and amortization related to acquisitions and the Refinitiv Transaction are eliminated in the calculation of Adjusted EBIT, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA and Adjusted EBIT do not reflect any costs of such replacements;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$681,225	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	37,436	368
Deposits with clearing organizations	21,799	11,671
Accounts receivable, net of allowance for credit losses of $158 and $243 at June 30, 2021 and December 31, 2020, respectively	141,903	105,286
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	32,775	33,814
Right-of-use assets	24,898	29,437
Software development costs, net of accumulated amortization	163,770	168,030
Goodwill	2,782,779	2,694,797
Intangible assets, net of accumulated amortization	1,231,567	1,182,034
Receivable from affiliates	2,801	111
Deferred tax asset	659,274	579,562
Other assets	83,663	82,460
Total assets	$5,864,890	$5,679,850

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$36,611	$252
Accrued compensation	85,635	129,288
Deferred revenue	28,052	23,193
Accounts payable, accrued expenses and other liabilities	41,172	42,692
Employee equity compensation payable	—	1,900
Lease liability	28,772	34,463
Payable to affiliates	3,036	5,142
Deferred tax liability	18,134	19,425
Tax receivable agreement liability	425,150	404,332
Total liabilities	666,562	660,687

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 105,153,208 and 98,075,465 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 3,139,821 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,877,108 and 30,871,381 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	—	—
Additional paid-in capital	4,347,884	4,143,094
Accumulated other comprehensive income (loss)	4,714	4,314
Retained earnings	195,368	156,041
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,547,968	4,303,451
Non-controlling interests	650,360	715,712
Total equity	5,198,328	5,019,163
Total liabilities and equity	$5,864,890	$5,679,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Transaction fees and commissions	$205,381	$160,261	$423,197	$343,578
Subscription fees	37,883	35,006	75,751	69,489
Refinitiv market data fees	14,926	14,565	30,043	29,193
Other	2,650	2,275	5,248	4,453
Total revenue	260,840	212,107	534,239	446,713

Expenses
Employee compensation and benefits	98,449	88,866	202,071	179,386
Depreciation and amortization	41,867	37,919	82,833	75,095
Technology and communications	13,957	12,042	27,501	22,360
General and administrative	8,789	7,523	12,248	15,863
Professional fees	10,368	6,609	20,096	13,520
Occupancy	3,618	3,509	7,371	7,235
Total expenses	177,048	156,468	352,120	313,459
Operating income	83,792	55,639	182,119	133,254
Net interest income (expense)	(325)	(286)	(818)	413
Income before taxes	83,467	55,353	181,301	133,667
Provision for income taxes	(17,234)	(12,945)	(33,503)	(28,774)
Net income	66,233	42,408	147,798	104,893
Less: Net income attributable to non-controlling interests	10,917	11,912	24,623	30,469
Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$123,175	$74,424

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.27	$0.17	$0.61	$0.43
Diluted	$0.27	$0.16	$0.60	$0.41
Weighted average shares outstanding:
Basic	201,749,985	177,649,501	200,414,714	171,942,125
Diluted	207,463,960	185,489,824	206,253,756	180,008,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$66,233	$42,408	$147,798	$104,893
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2021 and 2020	703	(336)	360	(5,120)
Other comprehensive income (loss), net of tax	703	(336)	360	(5,120)

Comprehensive income	66,936	42,072	148,158	99,773
Less: Net income attributable to non-controlling interests	10,917	11,912	24,623	30,469
Less: Foreign currency translation adjustments attributable to non-controlling interests	92	(71)	46	(1,303)
Comprehensive income attributable to Tradeweb Markets Inc.	$55,927	$30,231	$123,489	$70,607

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$123,175	$74,424
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	611	(265)	314	(3,817)
Comprehensive income attributable to Tradeweb Markets Inc.	$55,927	$30,231	$123,489	$70,607

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$10,917	$11,912	$24,623	$30,469
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	92	(71)	46	(1,303)
Comprehensive income attributable to non-controlling interests	$11,009	$11,841	$24,669	$29,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	65,177	—	—	—	65,177
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	6,417	—	—	—	6,417
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
Issuance of common stock from equity incentive plans	1,127,573	—	—	—	—	—	—	—	21,139	—	—	—	21,139
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	23,281	—	—	—	23,281
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	4,797	1	—	(4,798)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,969)	(1,969)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,142)	—	(16,142)
Share repurchases pursuant to the Share Repurchase Program	(617,644)	—	—	—	—	—	—	—	—	—	(51,676)	—	(51,676)
Deferred taxes arising from share repurchases	—	—	—	—	—	—	—	—	(12,816)	—	—	—	(12,816)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,826	—	—	—	7,826
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	3,815	—	—	—	3,815
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	766	—	—	—	766
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(7,970)	—	—	—	(7,970)
Net income	—	—	—	—	—	—	—	—	—	—	55,316	10,917	66,233
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	611	—	92	703
Balance at June 30, 2021	105,153,208	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,347,884	$4,714	$195,368	$650,360	$5,198,328
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$147,798	$104,893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	82,833	75,095
Stock-based compensation expense	23,167	18,317
Deferred taxes	28,749	22,208
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(709)	64
Deposits with clearing organizations	8,046	(1,323)
Accounts receivable	(33,182)	(11,162)
Receivable from/payable to affiliates, net	(5,630)	2,885
Other assets	(254)	(10,591)
Increase (decrease) in operating liabilities:
Accrued compensation	(45,320)	(46,143)
Deferred revenue	4,240	3,457
Accounts payable, accrued expenses and other liabilities	(3,817)	6,258
Employee equity compensation payable	(1,915)	595
Net cash provided by operating activities	204,006	164,553
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(208,857)	—
Purchase of furniture, equipment, software and leasehold improvements	(8,543)	(4,382)
Capitalized software development costs	(16,967)	(14,798)
Net cash used in investing activities	(234,367)	(19,180)
Cash flows from financing activities
Share repurchases pursuant to the Share Repurchase Program	(51,121)	—
Proceeds from stock-based compensation exercises	67,536	62,619
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts	—	626,267
Purchase of LLC Interests	—	(626,267)
Offering costs from issuance of Class A common stock in follow-on offering	—	(1,637)
Dividends	(32,172)	(27,883)
Capital distributions to non-controlling interests	(4,473)	(3,605)
Payroll taxes paid for stock-based compensation	(53,434)	(71,663)
Payments on tax receivable agreement liability	(6,849)	—
Net cash used in financing activities	(80,513)	(42,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	819	(4,026)
Net increase (decrease) in cash, cash equivalents and restricted cash	(110,055)	99,178
Cash, cash equivalents and restricted cash
Beginning of period	792,280	461,711
End of period	$682,225	$560,889

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$(204)	$4,970
Non-cash financing activities
Unsettled share repurchases included in other liabilities	$555	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$27,666	$132,136
Deferred tax asset	$109,725	$292,718

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2021	2020
Cash and cash equivalents	$681,225	$791,280
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$682,225	$792,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tradeweb Markets Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Organization
Tradeweb Markets Inc. (the “Corporation”) was incorporated as a Delaware corporation on November 7, 2018 to carry on the business of Tradeweb Markets LLC (“TWM LLC”) following the completion of a series of reorganization transactions on April 4, 2019 (the “Reorganization Transactions”), in connection with Tradeweb Markets Inc.'s initial public offering (the “IPO”), which closed on April 8, 2019. Following the Reorganization Transactions, Refinitiv Holdings Limited (unless otherwise stated or the context otherwise requires, together with all of its subsidiaries, “Refinitiv”) owned an indirect majority ownership interest in the Company (as defined below).
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of June 30, 2021, Tradeweb Markets Inc. owns 86.9% of TWM LLC and the non-controlling interest holders own the remaining 13.1% of TWM LLC.  As of December 31, 2020, Tradeweb Markets Inc. owned 85.1% of TWM LLC and the non-controlling interest holders owned the remaining 14.9% of TWM LLC.
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
•Execution Access, LLC, (“EA”), acquired in June 2021, a registered broker-dealer under the Securities Exchange Act of 1934 and a member of FINRA.
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
•Tradeweb Execution Services Limited (“TESL”), a Banks, Building Societies and Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
On February 2, 2021, the Company announced that it entered into a definitive agreement to acquire Nasdaq’s U.S. fixed income electronic trading platform. The acquired Nasdaq platform (formerly known as eSpeed) is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds. The $190.0 million, all-cash transaction closed on June 25, 2021 (the “NFI Acquisition”). See Note 4 – Acquisitions for additional details on this acquisition.
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
In connection with the Reorganization Transactions, TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (the “LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. As used herein, references to “Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners”, including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) or Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”) and (ii) solely with respect to the Tax Receivable Agreement (as defined in Note 7 – Tax Receivable Agreement), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
As of June 30, 2021:
•The public investors collectively owned 105,153,208 shares of Class A common stock, representing 7.7% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 87.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.6% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,767,435 shares of Class D common stock, representing 4.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 3.2% of the economic interest in TWM LLC. As of June 30, 2021, only Barclays Capital Inc. and Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
•Other stockholders that continue to own LLC Interests also collectively owned 121,344 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s diluted earnings per share calculation for the three and six months ended June 30, 2021 includes 5,713,975 and 5,839,042 weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.

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
Business Combinations
Business combinations are accounted for under the purchase method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The fair value of assets acquired and liabilities assumed is determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates, customer attrition rates and asset lives.
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
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. Once determined uncollectible, aged balances are written off as credit loss expense, which is included in general and administrative expenses on the condensed consolidated statements of income. See Note 12 – Credit Risk for additional information.
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
As of June 30, 2021 and December 31, 2020, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $46.5 million and $35.4 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.7 million and $4.4 million for the three months ended June 30, 2021 and 2020, respectively, and $11.1 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs capitalized as part of the NFI Acquisition are amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of June 30, 2021 and December 31, 2020, accumulated amortization related to software development costs totaled $89.4 million and $67.4 million, respectively. Amortization expense for software development costs was $11.3 million and $8.7 million for the three months ended June 30, 2021 and 2020, respectively, and $22.0 million and $16.7 million for the six months ended June 30, 2021 and 2020, respectively.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the NFI Acquisition. Goodwill is not amortized, but in accordance with ASC 350, goodwill is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill was last assessed on October 1, 2020 and no impairment of goodwill was identified.
Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from seven to thirteen years, in accordance with ASC 350. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset's or asset group's carrying value may not be fully recoverable in accordance with ASC 360. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.
As of June 30, 2021 and December 31, 2020, accumulated amortization related to intangible assets totaled $273.4 million and $223.7 million, respectively. Amortization expense for definite-lived intangible assets was $24.9 million for each of the three months ended June 30, 2021 and 2020, and $49.7 million for each of the six months ended June 30, 2021 and 2020.
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

Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both June 30, 2021 and December 31, 2020, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition.  No offering costs were incurred during the three and six months ended June 30, 2021.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the condensed consolidated statements of financial condition date. Foreign currency re-measurement gains or losses on transactions in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.1 million during both the three months ended June 30, 2021 and 2020, respectively, and realized and unrealized gains/losses totaled a $1.9 million loss and a $1.4 million gain during the six months ended June 30, 2021 and 2020, respectively. Gains or losses on translation in the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized losses on foreign currency forward contracts totaled $0.7 million and $2.4 million during the three months ended June 30, 2021 and 2020, respectively, and realized and unrealized gains/losses on foreign currency forward contracts totaled a $5.0 million gain and a $3.0 million loss during the six months ended June 30, 2021 and 2020, respectively. See Note 11 – Fair Value of Financial Instruments for additional details on the Company's derivative instruments.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of both June 30, 2021 and December 31, 2020, cash in the amount of $1.0 million has been segregated in the PAB reserve account exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
On June 25, 2021, the Company completed its acquisition of all of the outstanding equity interests of Execution Access, LLC, Kleos Managed Services Holdings, LLC and Kleos Managed Services, L.P., which collectively represented the NFI Acquisition. The all-cash purchase price of $190.0 million is net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments. Preliminary working capital adjustments resulted in a $0.7 million increase to the purchase price. Working capital adjustments will be finalized within 90 days of closing.
Execution Access, LLC is a limited liability company organized in the state of Delaware and is a broker-dealer registered with the SEC and FINRA. The platform (formerly known as eSpeed) acquired from Nasdaq is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds.
The acquisition was accounted for as a business combination and the Company utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of acquisition. The fair values were determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market and primarily included significant unobservable inputs (Level 3). Customer relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to customer relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate. A discounted tax amortization benefit was also added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

The preliminary purchase price was allocated as follows:

Purchase Price Allocation

(in thousands)
Cash and cash equivalents	$33,806
Deposits with clearing organizations	18,147
Accounts receivable	2,779
Equipment	1,498
Software development costs	820
Goodwill	87,981
Intangible assets – customer relationships	99,236
Other assets	897
Accrued compensation	(1,289)
Deferred revenue	(620)
Accounts payable, accrued expenses and other liabilities	(592)
Total	242,663
Less: Cash acquired	(33,806)
Less: Deposits with clearing organizations acquired	(18,147)
Less: Preliminary working capital adjustments	(710)
Purchase price, net of cash and deposits acquired and excluding working capital adjustments	$190,000
The primary areas of the preliminary purchase price allocation that are not yet finalized as of June 30, 2021, relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of acquisition.
The acquired software development costs will be amortized over a useful life of one year and the customer relationships will be amortized over a useful life of 13 years. The goodwill recognized in connection with the NFI Acquisition is primarily attributable to the acquisition of an assembled workforce and expected synergies from the integration of the operations of the NFI Acquisition into the Company's operations and its single business segment. All of the goodwill recognized in connection with the NFI Acquisition is expected to be deductible for income tax purposes.
During the three and six months ended June 30, 2021, the Company recognized $3.0 million and $4.7 million, respectively, in transaction costs incurred to effect the NFI Acquisition, which are included as a component of professional fees in the accompanying condensed consolidated statements of income.
The NFI Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma results of this acquisition have not been presented.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$166,655	$38,726	$124,530	$35,731
Subscription fees (1)	460	52,349	415	49,156
Other	217	2,433	237	2,038
Total revenue	$167,332	$93,508	$125,182	$86,925
(1)Subscription fees for the three months ended June 30, 2021 and 2020 include $14.9 million and $14.6 million, respectively, of Refinitiv market data fees.

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$346,322	$76,875	$272,308	$71,270
Subscription fees (1)	922	104,872	880	97,802
Other	430	4,818	347	4,106
Total revenue	$347,674	$186,565	$273,535	$173,178
(1)Subscription fees for the six months ended June 30, 2021 and 2020 include $30.0 million and $29.2 million respectively, of Refinitiv market data fees.

Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The recognized revenue and remaining balance is shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2020	$23,193
New billings	59,970
Revenue recognized	(55,731)
Deferred revenue acquired in connection with the NFI Acquisition	620
Deferred revenue balance - June 30, 2021	$28,052
During the six months ended June 30, 2021, the Company recognized $20.0 million in total revenue that was deferred as of December 31, 2020. During the six months ended June 30, 2020, the Company recognized $20.2 million in total revenue that was deferred as of December 31, 2019.
6.    Income Taxes
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was approximately 20.6% and 23.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020 was approximately 18.5% and 21.5%, respectively.
The effective tax rate for the three and six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
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
The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the June 30, 2021 condensed consolidated statement of financial condition.
As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. As of both June 30, 2021 and December 31, 2020, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both June 30, 2021 and December 31, 2020, $2.7 million is included in other assets on the condensed consolidated statement of financial condition related to this related party indemnification.

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
The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s tax savings, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of June 30, 2021 and December 31, 2020, the Tax Receivable Agreement liability on the condensed consolidated statements of financial condition totaled $425.2 million and $404.3 million, respectively. During the three and six months ended June 30, 2021 and 2020, no Tax Receivable Agreement liability adjustment was reflected in the condensed consolidated statements of income.
8.    Non-Controlling Interests
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2021		June 30, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	202,086,400	86.9%	187,575,300	82.6%
Number of LLC Interests held by non-controlling interests	30,531,933	13.1%	39,513,246	17.4%
Total LLC Interests outstanding	232,618,333	100.0%	227,088,546	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company's option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.'s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$123,175	$74,424
Transfers (to) from non-controlling interests:
Increase in Tradeweb Markets Inc.'s additional paid-in capital as a result of ownership changes in TWM LLC	4,797	379,623	85,462	425,059
Net transfers (to) from non-controlling interests	4,797	379,623	85,462	425,059
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$60,113	$410,119	$208,637	$499,483
9.    Stockholders' Equity and Stock-Based Compensation Plans
The rights and privileges of the Company's stockholders' equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and there have been no changes to those rights and privileges during the three months ended June 30, 2021.
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
Stock-Based Compensation Plans
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

During the three months ended June 30, 2021, the Company granted 1,315 RSUs at a weighted-average grant-date fair value of $76.00. During the six months ended June 30, 2021, the Company granted 321,175 RSUs and 205,655 PRSUs at a weighted-average grant-date fair value of $74.16 and $74.16, respectively. RSUs and PRSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. The RSU awards granted to employees will vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs vest at the end of a three-year cliff vesting period and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.
A summary of the Company's total stock-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Total stock-based compensation expense	$12,407	$10,346	$23,167	$18,317
Share Repurchase Program
On February 4, 2021, the Company announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans (the “Share Repurchase Program”). The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company's Class A common stock at the Company's discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. For shares repurchased pursuant to the Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock will be recorded as a reduction to retained earnings.
During the second quarter of 2021, the Company began buying back shares pursuant to the Share Repurchase Program and acquired a total of 617,644 shares of Class A common stock, at an average price of $83.67, for purchases totaling $51.7 million during the three and six months ended June 30, 2021. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between shares of the Company's common stock and the LLC Interests. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of June 30, 2021, a total of $98.3 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the three months ended June 30, 2021 and 2020, the Company withheld 98,003 and 923,839 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $81.32 and $51.60, respectively, and an aggregate value of $8.0 million and $47.7 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2021 and 2020, the Company withheld 794,850 and 1,438,984 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $67.23 and $49.80, respectively, and an aggregate value of $53.4 million and $71.7 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
These shares are withheld in order for the Company to cover the payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the Share Repurchase Program discussed above.

10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions. Prior to the Reorganization Transactions, the Bank Stockholders were collectively considered to be related parties of the Company. As a result of the Reorganization Transactions, they are no longer considered to be related parties.
At June 30, 2021 and December 31, 2020, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2021	2020

	(in thousands)
Accounts receivable	$—	$4,009
Receivable from affiliates	2,801	111
Other assets	2,722	2,722
Accounts payable, accrued expenses and other liabilities	7,197	6,140
Deferred revenue	4,500	4,500
Payable to affiliates	3,036	5,142
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Subscription fees	$206	$—	$775	$—
Refinitiv market data fees (1)	14,926	14,565	30,043	29,193
Other fees	122	—	283	—
Expenses:
Shared Services Fees: (2)
Technology and communications	740	740	1,480	1,480
General and administrative	2	(620)	4	(596)
Occupancy	—	(31)	—	15
(1)The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains a shared services agreement with Refinitiv. Under the terms of the agreement, Refinitiv provides the Company with certain real estate, payroll, benefits administration and other administrative support.
The Company reimburses affiliates of Refinitiv for expenses paid on behalf of the Company for certain services including salaries, bonuses and various other administrative services. For the three months ended June 30, 2021 and 2020, the Company reimbursed such affiliates approximately $0.5 million and $0.9 million, respectively, for these expenses, and $0.7 million and $1.2 million, respectively, for the six months ended June 30, 2021 and 2020.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both June 30, 2021 and December 31, 2020, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company's financial instruments measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of June 30, 2021
Assets
Cash equivalents – Money market funds	$316,335	$—	$—	$316,335
Receivable from affiliates – Foreign currency forward contracts	—	2,839	—	2,839
Total assets measured at fair value	$316,335	$2,839	$—	$319,174

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$482	$—	$482
Total liabilities measured at fair value	$—	$482	$—	$482

As of December 31, 2020
Assets
Cash equivalents – Money market funds	$541,790	$—	$—	$541,790
Total assets measured at fair value	$541,790	$—	$—	$541,790

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$3,409	$—	$3,409
Total liabilities measured at fair value	$—	$3,409	$—	$3,409
The Company's money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. As of June 30, 2021 and December 31, 2020, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding liabilities on such contracts were included in payable to affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company's foreign currency forward contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2021	2020

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$128,006	$122,458
The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses.

The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$(737)	$(2,415)	$4,961	$(2,962)

The Company has no financial instruments measured at fair value that are classified within level 3 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The Company's financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2021	(in thousands)
Assets
Cash and restricted cash	$365,890	$365,890	$—	$—	$365,890
Receivable from brokers and dealers and clearing organizations	37,436	—	37,436	—	37,436
Deposits with clearing organizations	21,799	21,799	—	—	21,799
Accounts receivable	141,903	—	141,903	—	141,903
Other assets – Memberships in clearing organizations	2,395	—	—	2,395	2,395
Total	$569,423	$387,689	$179,339	$2,395	$569,423

Liabilities
Payable to brokers and dealers and clearing organizations	$36,611	$—	$36,611	$—	$36,611
Total	$36,611	$—	$36,611	$—	$36,611

As of December 31, 2020
Assets
Cash and restricted cash	$250,490	$250,490	$—	$—	$250,490
Receivable from brokers and dealers and clearing organizations	368	—	368	—	368
Deposits with clearing organizations	11,671	11,671	—	—	11,671
Accounts receivable	105,286	—	105,286	—	105,286
Other assets – Memberships in clearing organizations	1,586	—	—	1,586	1,586
Total	$369,401	$262,161	$105,654	$1,586	$369,401

Liabilities
Payable to brokers and dealers and clearing organizations	$252	$—	$252	$—	$252
Total	$252	$—	$252	$—	$252

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
Non-recurring Fair Value Measurements
We measure certain assets and liabilities, such as assets acquired in a business combination, at fair value as of the acquisition date. See Note 4 – Acquisitions for further details regarding these non-recurring fair value measurements.
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million at both June 30, 2021 and December 31, 2020, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during the three and six months ended June 30, 2021 and 2020 and no adjustments to the original cost basis have been made to the carrying value over the life of the instruments.
12.    Credit Risk
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
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. As of both June 30, 2021 and December 31, 2020, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million. There was no credit loss expense recognized for each of the three and six months ended June 30, 2021 and 2020. For the three months ended June 30, 2021 and 2020, recoveries resulted in a reversal of credit loss expense totaling $42,000 and $28,000, respectively. For the six months ended June 30, 2021 and 2020, recoveries resulted in a reversal of credit loss expense totaling $106,000 and $29,000, respectively.
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

Account balances are pooled based on the following risk characteristics:
1.Geographic location
2.Transaction fee type (billing type)
3.Legal entity
Write-Offs
Once determined uncollectible, aged balances are written off as credit loss expense. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
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
The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an Amended Complaint on or about May 14, 2021, and the Company served its motion to dismiss on Plaintiffs on June 14, 2021. The Company believes that it has meritorious defenses to the Amended Complaint and intends to continue to vigorously defend its position. The motions to dismiss are scheduled to be fully briefed by the first week of August 2021.
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
As of June 30, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding. As of December 31, 2020, there were no letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding.

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$123,175	$74,424

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	201,749,985	177,649,501	200,414,714	171,942,125
Dilutive effect of equity-settled PRSUs	2,021,234	2,492,567	1,926,771	2,265,494
Dilutive effect of options	3,461,230	5,168,379	3,656,412	5,694,964
Dilutive effect of RSUs	231,511	179,377	255,859	106,308
Weighted average shares of Class A and Class B common stock outstanding - Diluted	207,463,960	185,489,824	206,253,756	180,008,891

Earnings per share - Basic	$0.27	$0.17	$0.61	$0.43
Earnings per share - Diluted	$0.27	$0.16	$0.60	$0.41
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock of Tradeweb Markets Inc. The potential dilutive effect of LLC Interests are evaluated under the if-converted method. The potential dilutive effect of PRSUs, shares underlying options and RSUs are evaluated under the treasury stock method.
The following table summarizes the weighted-average PRSUs, shares underlying options, RSUs and LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Anti-dilutive Shares:
Equity-settled PRSUs	—	—	—	—
Options	—	3,125	—	289,376
RSUs	—	375	—	187
LLC Interests	30,531,933	48,132,630	30,871,285	52,888,588
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
15.    Regulatory Capital Requirements
TWL, DW, TWD and EA are subject to the Uniform Net Capital Rule 15c3-1 under the Securities Exchange Act of 1934. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.

At June 30, 2021 and December 31, 2020, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL and EA are as follows:

As of June 30, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$27,961	$53,647	$20,483	$73,658	$8,648	$6,527	$760	$214,499
Regulatory Capital Requirement	1,961	1,928	562	34,417	4,334	2,483	741	88
Excess Regulatory Capital	$26,000	$51,719	$19,921	$39,241	$4,314	$4,044	$19	$214,411

As of December 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU

	(in thousands)
Regulatory Capital	$49,254	$58,026	$20,577	$59,238	$11,066	$19,102
Regulatory Capital Requirement	2,438	2,147	731	33,742	3,799	2,562
Excess Regulatory Capital	$46,816	$55,879	$19,846	$25,496	$7,267	$16,540

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021		As of December 31, 2020
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$32,682	$16,631	$28,476	$15,298
Required Financial Resources	13,500	6,071	13,500	6,223
Excess Financial Resources	$19,182	$10,560	$14,976	$9,075

Liquid Financial Assets	$16,060	$9,551	$15,662	$8,610
Required Liquid Financial Assets	6,750	3,036	6,750	3,112
Excess Liquid Financial Assets	$9,310	$6,515	$8,912	$5,498
16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Revenues
Institutional	$160,883	$129,992	$336,207	$275,604
Wholesale	61,689	43,252	121,079	92,008
Retail	18,261	20,366	36,974	42,042
Market Data	20,007	18,497	39,979	37,059
Total revenue	260,840	212,107	534,239	446,713
Operating expenses	177,048	156,468	352,120	313,459
Operating income	$83,792	$55,639	$182,119	$133,254

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
The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Revenues
U.S.	$163,605	$140,073	$331,341	$285,329
International	97,235	72,034	202,898	161,384
Total revenue	$260,840	$212,107	$534,239	$446,713
The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2021	2020

	(in thousands)
Long-lived assets
U.S.	$4,219,549	$4,091,569
International	16,240	16,544
Total	$4,235,789	$4,108,113
17.    Subsequent Events
On July 28, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2021. This dividend will be payable on September 15, 2021 to stockholders of record as of September 1, 2021.
On July 27, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $19.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2021, payable on September 13, 2021.

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
In our wholesale client sector, we provide a broad range of electronic, voice and hybrid platforms to more than 300 dealers and financial institutions with more than 100 actively trading on our electronic or hybrid markets with our Dealerweb platform. This platform was launched in 2008 following the acquisition of inter-dealer broker Hilliard Farber & Co., Inc. In 2011, we acquired the brokerage assets of Rafferty Capital Markets and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) (the “NFI Acquisition”). Today, Dealerweb actively competes across a range of rates, credit, money markets, derivatives and equity markets.
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

Trends and Other Factors Impacting Our Performance
The NFI Acquisition
On June 25, 2021, the Company completed its acquisition of all of the outstanding equity interests of Execution Access, LLC, Kleos Managed Services Holdings, LLC and Kleos Managed Services, L.P., which collectively represented the “NFI Acquisition”. The all-cash purchase price of $190.0 million is net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments. The Nasdaq U.S. fixed income electronic trading platform acquired (formerly known as eSpeed) is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds. Execution Access, LLC is a broker-dealer registered with the SEC and FINRA. The three business days of activity from the NFI Acquisition did not have a meaningful contribution to our results of operations for the three months ended June 30, 2021. See Note 4 – Acquisitions to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details on this acquisition.
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. Our successful transition to remote work, more than a year ago reflected our commitment to keeping employees safe, helping clients succeed and playing a positive role in markets. Now, as we look ahead towards life beyond COVID-19, those same priorities are guiding our plans for a more robust and safe return to the office. Beginning in June 2021, many roles within Tradeweb have transitioned to a hybrid approach in our return to the office plans. Our creative and flexible return to the office plans aim to keep driving our business forward and allow safe collaboration and positive team dynamics.
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
As the COVID-19 pandemic continues to evolve, it may also have the effect of heightening many of the risks described in “Item 1A. Risk Factors” in Part I of our 2020 Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance. Factors that may impact market activity during the remainder of 2021 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes, including related to COVID-19. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.

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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the new administration and regulatory agency appointees. The impact of any reform efforts on us and our operations remains uncertain. For example, as a result of the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, we are currently subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements as between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
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
Depreciation and Amortization
Depreciation and amortization expense consists of costs relating to the depreciation and amortization of acquired and internally developed software, other intangible assets, leasehold improvements, furniture and equipment.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during the three and six months ended June 30, 2021 and 2020.

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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of June 30, 2021, we owned 86.9% of TWM LLC and the Continuing LLC Owners owned the remaining 13.1% of TWM LLC.
Results of Operations
For the Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020
The following table sets forth a summary of our statements of income for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$260,840	$212,107	$48,733	23.0%
Total expenses	177,048	156,468	20,580	13.2%
Operating income	83,792	55,639	28,153	50.6%
Net interest income (expense)	(325)	(286)	(39)	13.6%
Income before taxes	83,467	55,353	28,114	50.8%
Provision for income taxes	(17,234)	(12,945)	(4,289)	33.1%
Net income	66,233	42,408	23,825	56.2%
Less: Net income attributable to non-controlling interests	10,917	11,912	(995)	(8.4)%
Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$24,820	81.4%

Revenues
Our revenues for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$205,381	78.7%	$160,261	75.6%	$45,120	28.2%
Subscription fees (1)	52,809	20.2	49,571	23.4	3,238	6.5%
Other	2,650	1.0	2,275	1.1	375	16.5%
Total revenue	$260,840	100.0%	$212,107	100.0%	$48,733	23.0%

Components of total revenue growth:
Constant currency growth (2)						20.2%
Foreign currency impact						2.8%
Total revenue growth						23.0%
(1)Subscription fees for the three months ended June 30, 2021 and 2020 include $14.9 million and $14.6 million, respectively, of Refinitiv market data fees.
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
The primary driver of the $48.7 million increase in revenue related to a $45.1 million increase in transaction fees and commissions to $205.4 million for the three months ended June 30, 2021 from $160.3 million for the three months ended June 30, 2020, primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products and U.S. government bonds. The NFI Acquisition, which closed on June 25, 2021, did not have a meaningful contribution to revenue for the three months ended June 30, 2021.
Our total revenue by asset class for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$134,003	$112,823	$21,180	18.8%
Credit	72,212	49,105	23,107	47.1%
Equities	17,397	15,407	1,990	12.9%
Money Markets	11,340	10,539	801	7.6%
Market Data	20,007	18,497	1,510	8.2%
Other	5,881	5,736	145	2.5%
Total revenue	$260,840	$212,107	$48,733	23.0%

Our variable and fixed revenues by asset class for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$79,766	$54,237	$62,101	$50,722	$17,665	$3,515	28.4%	6.9%
Credit	65,712	6,500	43,731	5,374	21,981	1,126	50.3%	21.0%
Equities	14,612	2,785	12,905	2,502	1,707	283	13.2%	11.3%
Money Markets	7,242	4,098	6,445	4,094	797	4	12.4%	0.1%
Market Data	—	20,007	—	18,497	—	1,510	—	8.2%
Other	—	5,881	—	5,736	—	145	—	2.5%
Total revenue	$167,332	$93,508	$125,182	$86,925	$42,150	$6,583	33.7%	7.6%
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2021 and 2020, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2021		2020		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$575,671	$36,557,865	$506,759	$31,796,020	13.6%
Cash Rates	319,023	20,348,109	297,599	18,717,824	7.2%
Rates Derivatives	256,648	16,209,757	209,160	13,078,196	22.7%
Swaps / Swaptions Tenor (greater than 1 year)	165,825	10,441,873	140,999	8,811,975	17.6%
Other Rates Derivatives (1)	90,823	5,767,883	68,162	4,266,222	33.2%

Credit	18,085	1,140,358	17,944	1,120,317	0.8%
Cash Credit (2)	9,519	599,774	7,812	486,716	21.9%
Credit Derivatives and U.S. Cash "EP"	8,566	540,584	10,132	633,602	(15.5)%

Equities	16,056	1,007,641	9,996	627,197	60.6%
Cash Equities	8,240	516,734	6,329	396,849	30.2%
Equity Derivatives	7,817	490,906	3,667	230,348	113.1%

Money Markets (Cash)	367,063	23,332,283	243,681	15,309,908	50.6%

Total	$976,876	$62,038,148	$778,380	$48,853,443	25.5%
Total excluding Other Rates Derivatives (3)	$886,053	$56,270,265	$710,218	$44,587,221	24.8%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The "cash credit" category represents the "credit" asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed ("EP") activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2021 and 2020 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change
Rates	$2.18	$1.95	$0.23	11.7%
Cash Rates	$2.02	$1.94	$0.08	4.4%
Rates Derivatives	$2.38	$1.97	$0.41	20.5%
Swaps / Swaptions Tenor (greater than 1 year)	$3.54	$2.84	$0.70	24.6%
Other Rates Derivatives (1)	$0.28	$0.18	$0.10	51.6%

Credit	$57.62	$39.03	$18.59	47.6%
Cash Credit (2)	$138.52	$134.56	$3.96	2.9%
Credit Derivatives and U.S. Cash "EP"	$7.91	$7.30	$0.61	8.3%

Equities	$14.50	$20.58	$(6.08)	(29.5)%
Cash Equities	$23.21	$27.24	$(4.03)	(14.8)%
Equity Derivatives	$5.34	$9.10	$(3.76)	(41.3)%

Money Markets (Cash)	$0.31	$0.42	$(0.11)	(26.3)%

Total Fees per Million	$2.70	$2.56	$0.14	5.3%
Total Fees per Million excluding Other Rates Derivatives (3)	$2.95	$2.79	$0.16	5.6%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $21.2 million or 18.8% to $134.0 million for the three months ended June 30, 2021 compared to $112.8 million for the three months ended June 30, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Average variable fees per million for rates increased due to growth of higher fee long-tenor swaps volumes, which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $23.1 million or 47.1% to $72.2 million for the three months ended June 30, 2021 compared to $49.1 million for the three months ended June 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds.
Average variable fees per million for credit increased due to higher growth in volume for fully electronic U.S. High-Grade and U.S. High-Yield cash credit products and European credit products, which have a higher variable fee capture compared to credit derivatives which experienced a decline in trading volume period over period.
Equities. Revenues from our equities asset class increased by $2.0 million or 12.9% to $17.4 million for the three months ended June 30, 2021 compared to $15.4 million for the three months ended June 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for European ETFs.

Average variable fees per million for equities decreased due to higher growth in U.S. equity derivative products, which have a lower variable fee capture compared to overall equities products.
Money Markets. Revenues from our money markets asset class increased by $0.8 million or 7.6% to $11.3 million for the three months ended June 30, 2021 compared to $10.5 million for the three months ended June 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements, which set a record in average daily volume for the three months ended June 30, 2021, partially offset by lower trading volumes for certificates of deposit, which have a higher fee per million.
Average variable fees per million for money markets decreased due to a mix shift to lower fee per million repurchase agreements and away from higher fee certificates of deposit.
Market Data. Revenues from our market data asset class increased by $1.5 million or 8.2% to $20.0 million for the three months ended June 30, 2021 compared to $18.5 million for the three months ended June 30, 2020. The increase was derived from increased third party market data fees, revenue from our APA reporting service and Refinitiv market data fees.
Other. Revenues from our other asset class increased by $0.1 million or 2.5%, to $5.9 million for the three months ended June 30, 2021 compared to $5.7 million for the three months ended June 30, 2020 primarily due to increased fees from software development and implementation revenue on behalf of certain clients..
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$160,883	$129,992	$30,891	23.8%
Wholesale	61,689	43,252	18,437	42.6%
Retail	18,261	20,366	(2,105)	(10.3)%
Market Data	20,007	18,497	1,510	8.2%
Total revenue	$260,840	$212,107	$48,733	23.0%
Institutional. Revenues from our institutional client sector increased by $30.9 million or 23.8% to $160.9 million for the three months ended June 30, 2021 from $130.0 million for the three months ended June 30, 2020. The increase was derived primarily from increased volumes for rates derivatives products and U.S. and European corporate bonds.
Wholesale. Revenues from our wholesale client sector increased by $18.4 million or 42.6% to $61.7 million for the three months ended June 30, 2021 from $43.3 million for the three months ended June 30, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector decreased by $2.1 million or 10.3% to $18.3 million for the three months ended June 30, 2021 from $20.4 million for the three months ended June 30, 2020. The decrease was derived primarily from lower volumes from U.S corporate bonds, certificates of deposit and municipals, partially offset by increased fees from structured products.
Market Data. Revenues from our market data client sector increased by $1.5 million or 8.2% to $20.0 million for the three months ended June 30, 2021 from $18.5 million for the three months ended June 30, 2020. The increase was derived from increased third party market data fees, revenue from our APA reporting service and Refinitiv market data fees.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$163,605	$140,073	$23,532	16.8%
International	97,235	72,034	25,201	35.0%
Total revenue	$260,840	$212,107	$48,733	23.0%
U.S. Revenues from U.S. clients increased by $23.5 million or 16.8% to $163.6 million for the three months ended June 30, 2021 from $140.1 million for the three months ended June 30, 2020 primarily due to higher revenues for U.S. corporate bonds and U.S. government bonds.
International. Revenues from International clients increased by $25.2 million or 35.0% to $97.2 million for the three months ended June 30, 2021 from $72.0 million for the three months ended June 30, 2020 primarily due to higher revenues for rates derivatives products and European corporate bonds. Fluctuations in foreign currency rates for the three months ended June 30, 2021 increased our International total revenue by $4.1 million.
Operating Expenses
Our expenses for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$98,449	$88,866	$9,583	10.8%
Depreciation and amortization	41,867	37,919	3,948	10.4%
Technology and communications	13,957	12,042	1,915	15.9%
General and administrative	8,789	7,523	1,266	16.8%
Professional fees	10,368	6,609	3,759	56.9%
Occupancy	3,618	3,509	109	3.1%
Total expenses	$177,048	$156,468	$20,580	13.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $9.6 million or 10.8% to $98.4 million for the three months ended June 30, 2021 from $88.9 million for the three months ended June 30, 2020. The increase was primarily due to increases in commissions due to higher revenues from our wholesale client sector, salaries and benefits as a result of increased employee headcount and incentive compensation expenses tied to operating performance.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $3.9 million or 10.4% to $41.9 million for the three months ended June 30, 2021 from $37.9 million for the three months ended June 30, 2020. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $1.9 million or 15.9% to $14.0 million for the three months ended June 30, 2021 from $12.0 million for the three months ended June 30, 2020. The increase was primarily due to an increased investment in our data strategy and cybersecurity and increased clearance and data fees driven primarily by higher trading volumes period over period.

General and Administrative. Expenses related to general and administrative costs increased by $1.3 million or 16.8% to $8.8 million for the three months ended June 30, 2021 from $7.5 million for the three months ended June 30, 2020. The increase was primarily due to higher travel and entertainment expenses, as COVID-19 contributed to a reduction in expenses during 2020, as well as higher insurance, marketing and other administrative expenses during 2021. The increase was partially offset by lower foreign exchange losses during the three months ended June 30, 2021.
Professional Fees. Expenses related to professional fees increased by $3.8 million or 56.9% to $10.4 million for the three months ended June 30, 2021 from $6.6 million for the three months ended June 30, 2020. The increase was primarily due to acquisition transaction costs related to the NFI Acquisition and higher consulting fees.
Occupancy. Expenses related to occupancy costs remained relatively flat at $3.6 million for the three months ended June 30, 2021 as compared to $3.5 million for the three months ended June 30, 2020.
Net Interest Income (Expense)
Net interest expense remained flat at $0.3 million for the three months ended June 30, 2021.
Income Taxes
Income tax expense increased by $4.3 million to $17.2 million for the three months ended June 30, 2021 from $12.9 million for the three months ended June 30, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the three months ended June 30, 2021 was approximately 20.6%, compared with 23.4% for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
For the Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020
The following table sets forth a summary of our statements of income for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$534,239	$446,713	$87,526	19.6%
Total expenses	352,120	313,459	38,661	12.3%
Operating income	182,119	133,254	48,865	36.7%
Net interest income (expense)	(818)	413	(1,231)	(298.1)%
Income before taxes	181,301	133,667	47,634	35.6%
Provision for income taxes	(33,503)	(28,774)	(4,729)	16.4%
Net income	147,798	104,893	42,905	40.9%
Less: Net income attributable to non-controlling interests	24,623	30,469	(5,846)	(19.2)%
Net income attributable to Tradeweb Markets Inc.	$123,175	$74,424	$48,751	65.5%

Revenues
Our revenues for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$423,197	79.2%	$343,578	76.9%	$79,619	23.2%
Subscription fees (1)	105,794	19.8	98,682	22.1	7,112	7.2%
Other	5,248	1.0	4,453	1.0	795	17.9%
Total revenue	$534,239	100.0%	$446,713	100.0%	$87,526	19.6%

Components of total revenue growth:
Constant currency growth (2)						16.9%
Foreign currency impact						2.7%
Total revenue growth						19.6%
(1)Subscription fees for the six months ended June 30, 2021 and 2020 include $30.0 million and $29.2 million respectively, of Refinitiv market data fees.
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
The primary driver of the $87.5 million increase in revenue related to a $79.6 million increase in transaction fees and commissions to $423.2 million for the six months ended June 30, 2021 from $343.6 million for the six months ended June 30, 2020, primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products and U.S. government bonds. The NFI Acquisition, which closed on June 25, 2021, did not have a meaningful contribution to revenue for the six months ended June 30, 2021.
Our total revenue by asset class for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$276,932	$238,862	$38,070	15.9%
Credit	146,580	103,083	43,497	42.2%
Equities	36,258	34,841	1,417	4.1%
Money Markets	22,158	21,747	411	1.9%
Market Data	39,979	37,059	2,920	7.9%
Other	12,332	11,121	1,211	10.9%
Total revenue	$534,239	$446,713	$87,526	19.6%

Our variable and fixed revenues by asset class for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$169,417	$107,515	$137,642	$101,220	$31,775	$6,295	23.1%	6.2%
Credit	133,710	12,870	92,306	10,777	41,404	2,093	44.9%	19.4%
Equities	30,592	5,666	30,005	4,836	587	830	2.0%	17.2%
Money Markets	13,955	8,203	13,582	8,165	373	38	2.7%	0.5%
Market Data	—	39,979	—	37,059	—	2,920	—	7.9%
Other	—	12,332	—	11,121	—	1,211	—	10.9%
Total revenue	$347,674	$186,565	$273,535	$173,178	$74,139	$13,387	27.1%	7.7%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $38.1 million or 15.9% to $276.9 million for the six months ended June 30, 2021 compared to $238.9 million for the six months ended June 30, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Credit. Revenues from our credit asset class increased by $43.5 million or 42.2% to $146.6 million for the six months ended June 30, 2021 compared to $103.1 million for the six months ended June 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds which were partially offset by lower credit derivatives volumes. Credit derivatives experienced an all-time high in volumes during the three months ended March 31, 2020.
Equities. Revenues from our equities asset class increased by $1.4 million or 4.1% to $36.3 million for the six months ended June 30, 2021 compared to $34.8 million for the six months ended June 30, 2020 due to variable transaction fees and commissions on higher trading volumes for European ETFs which were partially offset by lower trading volumes for wholesale equity products.
Money Markets. Revenues from our money markets asset class increased by $0.4 million or 1.9% to $22.2 million for the six months ended June 30, 2021 compared to $21.7 million for the six months ended June 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements, partially offset by lower trading volumes for certificates of deposit, which have a higher fee per million.
Market Data. Revenues from our market data asset class increased by $2.9 million or 7.9% to $40.0 million for the six months ended June 30, 2021 compared to $37.1 million for the six months ended June 30, 2020. The increase was derived from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Other. Revenues from our other asset class increased by $1.2 million or 10.9%, to $12.3 million for the six months ended June 30, 2021 compared to $11.1 million for the six months ended June 30, 2020 primarily due to increased fees from software development and implementation revenue on behalf of certain clients.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$336,207	$275,604	$60,603	22.0%
Wholesale	121,079	92,008	29,071	31.6%
Retail	36,974	42,042	(5,068)	(12.1)%
Market Data	39,979	37,059	2,920	7.9%
Total revenue	$534,239	$446,713	$87,526	19.6%
Institutional. Revenues from our institutional client sector increased by $60.6 million or 22.0% to $336.2 million for the six months ended June 30, 2021 from $275.6 million for the six months ended June 30, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and rates derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $29.1 million or 31.6% to $121.1 million for the six months ended June 30, 2021 from $92.0 million for the six months ended June 30, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector decreased by $5.1 million or 12.1% to $37.0 million for the six months ended June 30, 2021 from $42.0 million for the six months ended June 30, 2020. The decrease was derived primarily from lower volumes from certificates of deposit, U.S. corporate bonds and municipals, partially offset by increased fees from software development and implementation revenue on behalf of certain clients.
Market Data. Revenues from our market data client sector increased by $2.9 million or 7.9% to $40.0 million for the six months ended June 30, 2021 from $37.1 million for the six months ended June 30, 2020. The increase was derived from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$331,341	$285,329	$46,012	16.1%
International	202,898	161,384	41,514	25.7%
Total revenue	$534,239	$446,713	$87,526	19.6%
U.S. Revenues from U.S. clients increased by $46.0 million or 16.1% to $331.3 million for the six months ended June 30, 2021 from $285.3 million for the six months ended June 30, 2020 primarily due to higher revenues for U.S. corporate bonds and U.S. government bonds.
International. Revenues from International clients increased by $41.5 million or 25.7% to $202.9 million for the six months ended June 30, 2021 from $161.4 million for the six months ended June 30, 2020 primarily due to higher revenues for rates derivatives products and European corporate bonds. Fluctuations in foreign currency rates for the six months ended June 30, 2021 increased our International total revenue by $7.9 million.

Operating Expenses
Our expenses for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$202,071	$179,386	$22,685	12.6%
Depreciation and amortization	82,833	75,095	7,738	10.3%
Technology and communications	27,501	22,360	5,141	23.0%
General and administrative	12,248	15,863	(3,615)	(22.8)%
Professional fees	20,096	13,520	6,576	48.6%
Occupancy	7,371	7,235	136	1.9%
Total expenses	$352,120	$313,459	$38,661	12.3%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $22.7 million or 12.6% to $202.1 million for the six months ended June 30, 2021 from $179.4 million for the six months ended June 30, 2020. The increase was primarily due to increases in salaries and benefits as a result of increased employee headcount, commissions due to higher revenues from our wholesale client sector and incentive compensation expenses tied to operating performance.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $7.7 million or 10.3% to $82.8 million for the six months ended June 30, 2021 from $75.1 million for the six months ended June 30, 2020. The increase in depreciation and amortization expense was the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $5.1 million or 23.0% to $27.5 million for the six months ended June 30, 2021 from $22.4 million for the six months ended June 30, 2020. The increase was primarily due to an increased investment in our data strategy and cybersecurity and increased clearance and data fees driven primarily by higher trading volumes period over period.
General and Administrative. Expenses related to general and administrative costs decreased by $3.6 million or 22.8% to $12.2 million for the six months ended June 30, 2021 from $15.9 million for the six months ended June 30, 2020. The decrease was primarily due to foreign exchange gains during the six months ended June 30, 2021, which reduced the net expense during the period, as compared to losses during the six months ended June 30, 2020 as well as a decrease in travel and entertainment expenses, primarily due to the impact of COVID-19. These decreases were offset by higher insurance, marketing and other administrative expenses during 2021.
Professional Fees. Expenses related to professional fees increased by $6.6 million or 48.6% to $20.1 million for the six months ended June 30, 2021 from $13.5 million for the six months ended June 30, 2020. The increase was primarily due to acquisition transaction costs related to the NFI Acquisition and higher consulting fees.
Occupancy. Expenses related to occupancy costs remained relatively flat at $7.4 million for the six months ended June 30, 2021 as compared to $7.2 million for the six months ended June 30, 2020.
Net Interest Income (Expense)
Net interest income (expense) decreased by $1.2 million to net interest expense of $0.8 million for the six months ended June 30, 2021 from net interest income of $0.4 million for the six months ended June 30, 2020 due to a decrease in interest rates.

Income Taxes
Income tax expense increased by $4.7 million to $33.5 million for the six months ended June 30, 2021 from $28.8 million for the six months ended June 30, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2021 was approximately 18.5%, compared with 21.5% for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
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
Our primary cash needs are for day to day operations, working capital requirements, capital expenditures, primarily for software and equipment, our expected dividend payments, and our share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of June 30, 2021 under the Tax Receivable Agreement were $425.2 million, substantially all due to be paid over 15 years. The first payment of the Tax Receivable Agreement was made in January 2021.
We expect to fund our liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.
We believe that our projected cash position, cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility, will be sufficient to fund our liquidity requirements for at least the next 12 months. However, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions, which we consider from time to time, may reduce our cash balance or require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $681.2 million and $791.3 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Cash Dividends
On July 28, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2021. This dividend will be payable on September 15, 2021 to stockholders of record as of September 1, 2021.
In March and June 2021, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $32.2 million during the six months ended June 30, 2021.
Cash Distributions
On July 27, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $19.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2021, payable on September 13, 2021.
In March and June 2021, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount totaling $33.8 million during the six months ended June 30, 2021, including distributions to Tradeweb Markets Inc. totaling $29.3 million and distributions to non-controlling interests totaling $4.5 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company's discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the second quarter of 2021, the Company began buying back shares pursuant to the Share Repurchase Program and acquired a total of 617,644 shares of Class A common stock, at an average price of $83.67, for purchases totaling $51.7 million during the three and six months ended June 30, 2021.

Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units.
During the six months ended June 30, 2021 and 2020, the Company withheld 794,850 and 1,438,984 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $67.23 and $49.80, respectively, and an aggregate value of $53.4 million and $71.7 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
Indebtedness
As of June 30, 2021 and December 31, 2020, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides $500.0 million of borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding. The Revolving Credit Facility will mature on April 8, 2024.
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends or distributions, make investments and enter into certain other transactions. As of June 30, 2021, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2020 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to our Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2021 and December 31, 2020, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements which in aggregate were $66.1 million and $65.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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
Our working capital as of June 30, 2021 and December 31, 2020 was as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$681,225	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	37,436	368
Deposits with clearing organizations	21,799	11,671
Accounts receivable	141,903	105,286
Receivable from affiliates	2,801	111
Total current assets	886,164	909,716
Payable to brokers and dealers and clearing organizations	36,611	252
Accrued compensation	85,635	129,288
Deferred revenue	28,052	23,193
Accounts payable, accrued expenses and other liabilities	40,549	42,077
Employee equity compensation payable	—	1,900
Lease liability	8,493	10,813
Payable to affiliates	3,036	5,142
Tax receivable agreement liability	9,983	16,832
Total current liabilities	212,359	229,497
Total working capital	$673,805	$680,219
Current Assets
Current assets decreased to $886.2 million as of June 30, 2021 from $909.7 million as of December 31, 2020 primarily due to a decrease in cash and cash equivalents (see “—Cash Flows” below), partially offset by an increase in accounts receivable as a result of increased revenues and earnings and due to an increase in receivables from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
Current Liabilities
Current liabilities decreased to $212.4 million as of June 30, 2021 from $229.5 million as of December 31, 2020 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the six months ended June 30, 2021, partially offset by an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions.
See “—Capital Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$204,006	$164,553
Net cash used in investing activities	(234,367)	(19,180)
Net cash used in financing activities	(80,513)	(42,169)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	819	(4,026)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(110,055)	$99,178
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
Net cash provided by operating activities for the six months ended June 30, 2021 was $204.0 million, an increase of $39.5 million over the six months ended June 30, 2020, primarily driven by an increase in net income during 2021.
Investing Activities
Investing activities generally consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $234.4 million for the six months ended June 30, 2021, which consisted of $208.9 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $17.0 million of capitalized software development costs and $8.5 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $19.2 million for the six months ended June 30, 2020, which consisted of $14.8 million of capitalized software development costs and $4.4 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $80.5 million, and was primarily driven by $51.1 million in share repurchases pursuant to the Share Repurchase Program and $32.2 million in cash dividends to our Class A and Class B common stockholders, partially offset by $14.1 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs. Net cash used in financing activities for the six months ended June 30, 2020 was $42.2 million, and was primarily driven by $27.9 million in cash dividends to our Class A and Class B common stockholders and $9.0 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.
Non-GAAP Financial Measures
Free Cash Flow
In addition to cash flow from operating activities presented in accordance with GAAP, we use Free Cash Flow, a non-GAAP measure, to measure liquidity. Free Cash Flow is defined as cash flow from operating activities less non-acquisition related expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.
We present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations after non-acquisition related expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.

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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash flow from operating activities	$204,006	$164,553
Less: Capitalization of software development costs	(16,967)	(14,798)
Less: Purchases of furniture, equipment and leasehold improvements	(8,543)	(4,382)
Free Cash Flow	$178,496	$145,373
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
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before net interest income/expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including transaction and other costs related to the NFI Acquisition, certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash.
Adjusted EBIT is defined as net income before net interest income/expense and provision for income taxes, adjusted for the impact of certain other items, including transaction and other costs related to the NFI Acquisition, certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable agreement liability adjustments, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash.
Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation,” and options awarded to management and other employees following the IPO during 2019 as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2021. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction and other costs related to the NFI Acquisition as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc. (for post-IPO periods) and net income (for pre-IPO periods), each adjusted for certain stock-based compensation expense and payroll taxes associated with certain option exercises, tax receivable liability adjustments, transaction and other costs related to the NFI Acquisition, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), for pre-IPO periods.
We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, tax receivable liability adjustments, acquisition-related costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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
The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net income	$66,233	$42,408	$147,798	$104,893
Acquisition transaction costs (1)	2,966	—	4,727	—
Net interest (income) expense	325	286	818	(413)
Depreciation and amortization	41,867	37,919	82,833	75,095
Stock-based compensation expense (2)	2,803	4,995	9,186	8,492
Provision for income taxes	17,234	12,945	33,503	28,774
Foreign exchange (gains) / losses (3)	470	2,756	(4,883)	4,118
Tax receivable agreement liability adjustment (4)	—	—	—	—
Adjusted EBITDA	$131,898	$101,309	$273,982	$220,959
Less: Depreciation and amortization	(41,867)	(37,919)	(82,833)	(75,095)
Add: D&A related to acquisitions and the Refinitiv Transaction(5)	30,240	27,131	59,843	53,404
Adjusted EBIT	$120,271	$90,521	$250,992	$199,268
Adjusted EBITDA margin (6)	50.6%	47.8%	51.3%	49.5%
Adjusted EBIT margin (6)	46.1%	42.7%	47.0%	44.6%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
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
(5)Represents intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the NFI Acquisition and the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(6)For the three months ended June 30, 2021, Adjusted EBITDA margin increased compared to the prior year period by 280 basis points, or 297 basis points on a constant currency basis. For the three months ended June 30, 2021, Adjusted EBIT margin increased compared to the prior year period by 343 basis points, or 353 basis points on a constant currency basis. For the six months ended June 30, 2021, Adjusted EBITDA margin increased compared to the prior year period by 182 basis points, or 244 basis points on a constant currency basis. For the six months ended June 30, 2021, Adjusted EBIT margin increased compared to the prior year period by 237 basis points, or 292 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands except per share amounts)
Earnings per diluted share	$0.27	$0.16	$0.60	$0.41

Net income attributable to Tradeweb Markets Inc.	$55,316	$30,496	$123,175	$74,424
Net income attributable to non-controlling interests (1)	10,917	11,912	24,623	30,469
Net income	66,233	42,408	147,798	104,893
Provision for income taxes	17,234	12,945	33,503	28,774
Acquisition transaction costs (2)	2,966	—	4,727	—
D&A related to acquisitions and the Refinitiv Transaction (3)	30,240	27,131	59,843	53,404
Stock-based compensation expense (4)	2,803	4,995	9,186	8,492
Foreign exchange (gains) / losses (5)	470	2,756	(4,883)	4,118
Tax receivable agreement liability adjustment (6)	—	—	—	—
Adjusted Net Income before income taxes	119,946	90,235	250,174	199,681
Adjusted income taxes (7)	(26,388)	(19,852)	(55,038)	(43,930)
Adjusted Net Income	$93,558	$70,383	$195,136	$155,751
Adjusted Diluted EPS (8)	$0.39	$0.30	$0.82	$0.67
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(2)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(3)Represents intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the NFI Acquisition and the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
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
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for each of the three and six months ended June 30, 2021 and 2020.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.
The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2021 and 2020:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted weighted average shares of Class A and Class B common stock outstanding	207,463,960	185,489,824	206,253,756	180,008,891
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (1)	30,531,933	48,132,630	30,871,285	52,888,588
Adjusted diluted weighted average shares outstanding	237,995,893	233,622,454	237,125,041	232,897,479
Adjusted Net Income (in thousands)	$93,558	$70,383	$195,136	$155,751
Adjusted Diluted EPS	$0.39	$0.30	$0.82	$0.67
(1)Assumes the full exchange of the weighted average of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include business combination purchase price allocations, pushdown accounting, intangible assets, goodwill, software development costs, revenue recognition, stock-based compensation, current and deferred income taxes and the Tax Receivable Agreement liability.
Business Combinations
Business combinations are accounted for under the purchase method of accounting pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The total cost of an acquisition is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The fair value of assets acquired and liabilities assumed is determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates, customer attrition rates and asset lives.
The most critical accounting estimate associated with the June 2021 NFI Acquisition was the valuation of the acquired definite-lived intangible customer relationship asset, which was valued at approximately $99.2 million as of the date of the acquisition. The majority of the residual total purchase price of $190 million, net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments, was primarily allocated to goodwill, which was valued at approximately $88.0 million as of the date of acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of acquisition.
The valuation of the customer relationships primarily included significant unobservable inputs (Level 3), creating a significant level of estimation uncertainty. Customer relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to customer relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate. A discounted tax amortization benefit was also added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years. The customer relationships will be amortized over a useful life of 13 years. Any changes in the discount rate used for valuing the customer relationships or the estimated useful life used for amortization purposes could have a material impact on our condensed consolidated statements of financial condition and condensed consolidated statement of income. Any increases or decreases in the allocation of purchase price to customer relationships, which is an amortizable asset, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our condensed consolidated statements of financial condition as well as the amortization expense recorded on our condensed consolidated statement of income over the life of the asset. Any changes in the estimated useful life of the customer relationships would also impact timing of the reduction of the net balance of intangible assets, net of accumulated amortization on our consolidated statements of financial condition and the timing of the recognition of amortization expense on our condensed consolidated statement of income. The primary areas of the preliminary purchase price allocation that are not yet finalized as of June 30, 2021, relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of acquisition.
Pushdown Accounting
The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805 and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. We, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company's assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied by us, the excess of our fair value above the fair value accounting basis of our net assets and liabilities as of October 1, 2018 was recorded as goodwill. The adjusted valuations primarily affected the values of the Company's long-lived and indefinite-lived intangible assets, including software development costs.
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
Intangible Assets
We amortize our intangible assets with a finite life over their estimated useful lives ranging from seven to thirteen years and test intangible assets for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. We test our intangible assets with an indefinite useful life for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.
Goodwill
Goodwill arises out of pushdown accounting and business combinations and is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. We test our goodwill at least annually for impairment and recognize an impairment loss if the estimated fair value of a reporting unit is less than its net book value. The Company is one reporting unit for goodwill impairment testing purposes. The fair value of a reporting unit is calculated based on the fair market value of our Class A common stock and Class B common stock and our ownership percentage in TWM LLC. We calculate such loss as the difference between the estimated fair value of goodwill and its carrying value. If future events or results differ adversely from the estimates and assumptions made at acquisition or as part of subsequent impairment tests, we may record increased impairment charges in the future.
Software Development Costs
We capitalize certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, including among other items, employee compensation and related benefits and third-party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs capitalized as part of the NFI Acquisitionare amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Due to rapidly changing technology and the uncertainty of the software development process itself, future results could be affected if management’s current assessment of its software projects differs from actual performance.

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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
% of revenue denominated in foreign currencies (1)	29%	27%	30%	29%
% of operating expenses denominated in foreign currencies (2)	16%	16%	15%	15%
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
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Increase (decrease) in revenue	$4,100	$(500)	$7,900	$(1,200)
Increase (decrease) in operating income	$2,100	$100	$4,300	$(700)
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual revenue and operating income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	June 30,				June 30,
		2021		2020		2021		2020
Effect of 10% change on revenue	+/-	$8,500	+/-	$6,400	+/-	$17,700	+/-	$14,500
Effect of 10% change on operating income	+/-	$5,400	+/-	$3,900	+/-	$11,700	+/-	$9,400
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2021 and December 31, 2020, the notional amount of our foreign currency forward contracts was $128.0 million and $122.5 million, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of both June 30, 2021 and December 31, 2020, we have an allowance for credit losses of $0.2 million with regard to these receivables.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2020 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2021, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
April 1, 2021 – April 30, 2021	—	$—	—	$150,000
May 1, 2021 – May 31, 2021	—	—	—	$150,000
June 1, 2021 – June 30, 2021	617,644	83.67	617,644	$98,324
Total	617,644	$83.67	617,644
(1) On February 4, 2021, we announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans (the “Share Repurchase Program”). The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company's Class A common stock at the Company's discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between shares of the Company's common stock and the LLC Interests.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units. During the three months ended June 30, 2021, the Company withheld 98,003 shares, of common stock from employee stock option, PRSU and RSU awards.
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

TRADEWEB MARKETS INC.

July 30, 2021	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

July 30, 2021	/s/ Robert Warshaw
	By:	Robert Warshaw
Chief Financial Officer (Principal Financial Officer)