Form 10-Q
period 2021-09-30
Tradeweb Markets Inc.
filed 2021-10-29
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38860
TRADEWEB MARKETS INC.
(Exact name of registrant as specified in its charter)
___________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 20, 2021
Class A Common Stock, par value $0.00001 per share	105,129,747
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,877,108

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc (“LSEG”), in an all share transaction, which closed on January 29, 2021.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, statements contained in this Quarterly Report on Form 10-Q relating to the COVID-19 pandemic (including any variants of COVID-19), the potential impacts of which are inherently uncertain, are forward-looking statements.
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
•Refinitiv’s, and indirectly LSEG's, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and in other filings we may make from time to time with the SEC.
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
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and Twitter. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our investor relations website press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$821,905	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	33,950	368
Deposits with clearing organizations	24,396	11,671
Accounts receivable, net of allowance for credit losses of $265 and $243 at September 30, 2021 and December 31, 2020, respectively	133,351	105,286
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	28,079	33,814
Right-of-use assets	22,918	29,437
Software development costs, net of accumulated amortization	160,253	168,030
Goodwill	2,782,779	2,694,797
Intangible assets, net of accumulated amortization	1,204,806	1,182,034
Receivable from affiliates	2,806	111
Deferred tax asset	641,708	579,562
Other assets	78,549	82,460
Total assets	$5,936,500	$5,679,850

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$33,828	$252
Accrued compensation	113,038	129,288
Deferred revenue	29,780	23,193
Accounts payable, accrued expenses and other liabilities	38,649	42,692
Employee equity compensation payable	—	1,900
Lease liability	26,770	34,463
Payable to affiliates	3,390	5,142
Deferred tax liability	17,566	19,425
Tax receivable agreement liability	425,150	404,332
Total liabilities	688,171	660,687

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 105,261,065 and 98,075,465 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 3,139,821 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,877,108 and 30,871,381 shares issued and outstanding as of September 30, 2021 and December 31, 2020 respectively	—	—
Additional paid-in capital	4,366,044	4,143,094
Accumulated other comprehensive income (loss)	2,279	4,314
Retained earnings	221,947	156,041
Total stockholders' equity attributable to Tradeweb Markets Inc.	4,590,272	4,303,451
Non-controlling interests	658,057	715,712
Total equity	5,248,329	5,019,163
Total liabilities and equity	$5,936,500	$5,679,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Transaction fees and commissions	$206,316	$160,175	$629,513	$503,753
Subscription fees	41,390	36,217	117,141	105,706
Refinitiv market data fees	15,002	14,273	45,045	43,466
Other	2,617	2,205	7,865	6,658
Total revenue	265,325	212,870	799,564	659,583

Expenses
Employee compensation and benefits	98,036	83,967	300,107	263,353
Depreciation and amortization	44,823	38,857	127,656	113,952
Technology and communications	14,747	12,037	42,248	34,397
General and administrative	9,561	8,657	21,809	24,520
Professional fees	8,897	7,388	28,993	20,908
Occupancy	3,733	3,443	11,104	10,678
Total expenses	179,797	154,349	531,917	467,808
Operating income	85,528	58,521	267,647	191,775
Net interest income (expense)	(361)	(349)	(1,179)	64
Income before taxes	85,167	58,172	266,468	191,839
Provision for income taxes	(19,862)	(11,124)	(53,365)	(39,898)
Net income	65,305	47,048	213,103	151,941
Less: Net income attributable to non-controlling interests	10,542	10,236	35,165	40,705
Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$177,938	$111,236

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.27	$0.20	$0.89	$0.63
Diluted	$0.26	$0.19	$0.86	$0.60
Weighted average shares outstanding:
Basic	202,238,122	187,774,170	201,029,196	177,257,994
Diluted	208,197,439	194,955,695	206,908,330	185,026,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$65,305	$47,048	$213,103	$151,941
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2021 and 2020	(2,802)	3,381	(2,442)	(1,739)
Other comprehensive income (loss), net of tax	(2,802)	3,381	(2,442)	(1,739)

Comprehensive income	62,503	50,429	210,661	150,202
Less: Net income attributable to non-controlling interests	10,542	10,236	35,165	40,705
Less: Foreign currency translation adjustments attributable to non-controlling interests	(367)	588	(321)	(715)
Comprehensive income attributable to Tradeweb Markets Inc.	$52,328	$39,605	$175,817	$110,212

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$177,938	$111,236
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(2,435)	2,793	(2,121)	(1,024)
Comprehensive income attributable to Tradeweb Markets Inc.	$52,328	$39,605	$175,817	$110,212

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$10,542	$10,236	$35,165	$40,705
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(367)	588	(321)	(715)
Comprehensive income attributable to non-controlling interests	$10,175	$10,824	$34,844	$39,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	65,177	—	—	—	65,177
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	6,417	—	—	—	6,417
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
Issuance of common stock from equity incentive plans	1,127,573	—	—	—	—	—	—	—	21,139	—	—	—	21,139
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	23,281	—	—	—	23,281
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	4,797	1	—	(4,798)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,969)	(1,969)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,142)	—	(16,142)
Share repurchases pursuant to the Share Repurchase Program	(617,644)	—	—	—	—	—	—	—	—	—	(51,676)	—	(51,676)
Deferred taxes arising from share repurchases	—	—	—	—	—	—	—	—	(12,816)	—	—	—	(12,816)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,826	—	—	—	7,826
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	3,815	—	—	—	3,815
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	766	—	—	—	766
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(7,970)	—	—	—	(7,970)
Net income	—	—	—	—	—	—	—	—	—	—	55,316	10,917	66,233
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	611	—	92	703
Balance at June 30, 2021	105,153,208	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,347,884	$4,714	$195,368	$650,360	$5,198,328
Issuance of common stock from equity incentive plans	248,026	—	—	—	—	—	—	—	4,441	—	—	—	4,441
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	1,481	—	—	—	1,481
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(16)	—	—	16	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,494)	(2,494)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,184)	—	(16,184)
Share repurchases pursuant to the Share Repurchase Program	(140,169)	—	—	—	—	—	—	—	—	—	(12,000)	—	(12,000)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	8,220	—	—	—	8,220
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	4,401	—	—	—	4,401
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,155	—	—	—	1,155
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(3,139)	—	—	—	(3,139)
Net income	—	—	—	—	—	—	—	—	—	—	54,763	10,542	65,305
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(2,435)	—	(367)	(2,802)
Other - See Note 10	—	—	—	—	—	—	—	—	1,617	—	—	—	1,617
Balance at September 30, 2021	105,261,065	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,366,044	$2,279	$221,947	$658,057	$5,248,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders' Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to exchanges of LLC Interests, net of offering costs and cancellations	1,920,941	—	—	—	(939,000)	—	(981,941)	(1)	(335)	—	—	—	(336)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	32,736	—	—	—	32,736
Issuance of common stock from equity incentive plans	2,341,171	—	—	—	—	—	—	—	35,422	—	—	—	35,422
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	45,436	7	—	(45,443)	—
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(13,400)	—	(13,400)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,407	—	—	—	5,407
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	315	—	—	—	315
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,249	—	—	—	2,249
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(23,991)	—	—	—	(23,991)
Net income	—	—	—	—	—	—	—	—	—	—	43,928	18,557	62,485
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,552)	—	(1,232)	(4,784)
Balance at March 31, 2020	70,670,440	$1	96,933,192	$1	7,389,983	$—	49,871,231	$—	$3,426,625	$(2,179)	$78,361	$1,186,039	$4,688,848
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	17,747,968	—	—	—	(2,279,992)	—	(15,467,976)	—	(1,406)	—	—	—	(1,406)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	127,846	—	—	—	127,846
Issuance of common stock from equity incentive plans	2,223,700	—	—	—	—	—	—	—	27,197	—	—	—	27,197
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	379,623	(249)	—	(379,374)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(3,605)	(3,605)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(14,483)	—	(14,483)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,392	—	—	—	7,392
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	1,675	—	—	—	1,675
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,279	—	—	—	1,279
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(47,672)	—	—	—	(47,672)
Net income	—	—	—	—	—	—	—	—	—	—	30,496	11,912	42,408
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(265)	—	(71)	(336)
Balance at June 30, 2020	90,642,108	$1	96,933,192	$1	5,109,991	$—	34,403,255	$—	$3,922,559	$(2,693)	$94,374	$814,901	$4,829,143
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	—	—	—	—	—	—	—	—	(766)	—	—	—	(766)
Issuance of common stock from equity incentive plans	343,474	—	—	—	—	—	—	—	10,700	—	—	—	10,700
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(1,478)	—	—	1,478	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(4,839)	(4,839)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(15,025)	—	(15,025)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	6,778	—	—	—	6,778
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	1,684	—	—	—	1,684
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,295	—	—	—	1,295
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	(180)	—	—	—	(180)
Net income	—	—	—	—	—	—	—	—	—	—	36,812	10,236	47,048
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2,793	—	588	3,381
Balance at September 30, 2020	90,985,582	$1	96,933,192	$1	5,109,991	$—	34,403,255	$—	$3,940,592	$100	$116,161	$822,364	4,879,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$213,103	$151,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127,656	113,952
Stock-based compensation expense	36,943	28,074
Deferred taxes	47,080	34,735
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(7)	(356)
Deposits with clearing organizations	5,413	(477)
Accounts receivable	(25,837)	(5,957)
Receivable from/payable to affiliates, net	(5,335)	6,026
Other assets	4,754	(17,462)
Increase (decrease) in operating liabilities:
Accrued compensation	(17,366)	(17,312)
Deferred revenue	5,996	5,868
Accounts payable, accrued expenses and other liabilities	(4,130)	4,022
Employee equity compensation payable	(1,900)	478
Net cash provided by operating activities	386,370	303,532
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(208,857)	—
Purchases of furniture, equipment, software and leasehold improvements	(9,714)	(6,484)
Capitalized software development costs	(25,813)	(22,864)
Net cash used in investing activities	(244,384)	(29,348)
Cash flows from financing activities
Share repurchases pursuant to the Share Repurchase Program	(63,676)	—
Proceeds from stock-based compensation exercises	71,977	69,534
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts	—	626,267
Purchase of LLC Interests	—	(626,267)
Offering costs from issuance of Class A common stock in follow-on offering	—	(2,403)
Dividends	(48,356)	(42,908)
Distributions to non-controlling interests	(6,967)	(8,443)
Payroll taxes paid for stock-based compensation	(56,573)	(71,843)
Payments on tax receivable agreement liability	(6,849)	—
Net cash used in financing activities	(110,444)	(56,063)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(917)	(1,480)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,625	216,641
Cash, cash equivalents and restricted cash
Beginning of period	792,280	461,711
End of period	$822,905	$678,352

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$1,104	$17,034
Non-cash financing activities
Other - See Note 10	$1,617	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$27,666	$132,136
Deferred tax asset	$111,206	$296,504

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2021	2020
Cash and cash equivalents	$821,905	$791,280
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$822,905	$792,280
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of September 30, 2021, Tradeweb Markets Inc. owns 86.9% of TWM LLC and the non-controlling interest holders own the remaining 13.1% of TWM LLC.  As of December 31, 2020, Tradeweb Markets Inc. owned 85.1% of TWM LLC and the non-controlling interest holders owned the remaining 14.9% of TWM LLC.
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
As of September 30, 2021:
•The public investors collectively owned 105,261,065 shares of Class A common stock, representing 7.7% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 87.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.5% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,767,435 shares of Class D common stock, representing 4.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 3.2% of the economic interest in TWM LLC. As of September 30, 2021, only Barclays Capital Inc. and Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
•Other stockholders that continue to own LLC Interests also collectively owned 121,344 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s diluted earnings per share calculation for the three and nine months ended September 30, 2021 includes 5,959,317 and 5,879,134 weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.

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

Pushdown Accounting
In connection with the Refinitiv Transaction, a majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 from TR. The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company’s assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as of October 1, 2018 was recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. The adjusted valuations primarily affected the values of the Company’s long-lived and indefinite-lived intangible assets, including software development costs.
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
Receivable from and Payable to Brokers and Dealers and Clearing Organizations
Receivable from and payable to brokers and dealers and clearing organizations consists of proceeds from transactions executed on the Company’s wholesale platform which failed to settle due to the inability of a transaction party to deliver or receive the transacted security. These securities transactions are generally collateralized by those securities. Until the failed transaction settles, a receivable from (and a matching payable to) brokers and dealers and clearing organizations is recognized for the proceeds from the unsettled transaction.
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
As of September 30, 2021 and December 31, 2020, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $51.9 million and $35.4 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.7 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively, and $16.8 million and $13.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the NFI Acquisition are amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of September 30, 2021 and December 31, 2020, accumulated amortization related to software development costs totaled $101.8 million and $67.4 million, respectively. Amortization expense for software development costs was $12.4 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $34.4 million and $26.1 million for the nine months ended September 30, 2021 and 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, accumulated amortization related to intangible assets totaled $300.1 million and $223.7 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million and $24.9 million for the three months ended September 30, 2021 and 2020, respectively, and $76.5 million and $74.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. A right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of twelve months. Significant assumptions and judgements in calculating the right-of-use assets and lease liability include the determination of the applicable borrowing rate for each lease. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) on January 1, 2019 using the modified retrospective method of adoption and elected to take the optional package of practical expedients, which allowed for no reassessment of:
i.whether any expired or existing contracts are or contain leases,
ii.the lease classification for any expired or existing leases, and
iii.initial direct costs for any existing leases.
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. In accordance with ASC 505-10-25, Equity, these costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both September 30, 2021 and December 31, 2020, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition.  No offering costs were incurred during the three and nine months ended September 30, 2021.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the condensed consolidated statements of financial condition date. Foreign currency re-measurement gains or losses on transactions in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.5 million and $45,000 during the three months ended September 30, 2021 and 2020, respectively, and realized and unrealized gains/losses totaled a $2.5 million loss and a $1.3 million gain during the nine months ended September 30, 2021 and 2020, respectively. Gains or losses on translation in the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $1.3 million gain and a $2.1 million loss during the three months ended September 30, 2021 and 2020, respectively, and realized and unrealized gains/losses on foreign currency forward contracts totaled a $6.2 million gain and a $5.1 million loss during the nine months ended September 30, 2021 and 2020, respectively. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of other broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of total credits per the reserve computation. As of both September 30, 2021 and December 31, 2020, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
On June 25, 2021, the Company completed its acquisition of all of the outstanding equity interests of Execution Access, LLC, Kleos Managed Services Holdings, LLC and Kleos Managed Services, L.P., which collectively represented the NFI Acquisition. The all-cash purchase price of $190.0 million is net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments. At closing, preliminary working capital adjustments resulted in a $0.7 million increase to the purchase price. Working capital adjustments are expected to be finalized during the fourth quarter of 2021.

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
The areas of the preliminary purchase price allocation that are not yet finalized as of September 30, 2021, relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of acquisition.
For GAAP purposes, the acquired software development costs will be amortized over a useful life of one year and the customer relationships will be amortized over a useful life of 13 years. The goodwill recognized in connection with the NFI Acquisition is primarily attributable to the acquisition of an assembled workforce and expected synergies from the integration of the operations of the NFI Acquisition into the Company’s operations and its single business segment. All of the goodwill recognized in connection with the NFI Acquisition is expected to be deductible for income tax purposes.
During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $4.8 million, respectively, in transaction costs incurred to effect the NFI Acquisition, which are included as a component of professional fees in the accompanying condensed consolidated statements of income.
The NFI Acquisition was not material to the Company’s condensed consolidated financial statements and therefore pro forma results of this acquisition have not been presented.

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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction based fees. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$167,437	$38,879	$123,619	$36,556
Subscription fees (1)	445	55,947	400	50,090
Other	181	2,436	117	2,088
Total revenue	$168,063	$97,262	$124,136	$88,734
(1)Fixed subscription fees for the three months ended September 30, 2021 and 2020 include $15.0 million and $14.3 million, respectively, of Refinitiv market data fees.

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$513,759	$115,754	$395,927	$107,826
Subscription fees (1)	1,367	160,819	1,280	147,892
Other	611	7,254	464	6,194
Total revenue	$515,737	$283,827	$397,671	$261,912
(1)Fixed subscription fees for the nine months ended September 30, 2021 and 2020 include $45.0 million and $43.5 million respectively, of Refinitiv market data fees.
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balance are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2020	$23,193
New billings	91,402
Revenue recognized	(85,435)
Deferred revenue acquired in connection with the NFI Acquisition	620
Deferred revenue balance - September 30, 2021	$29,780
During the nine months ended September 30, 2021, the Company recognized $22.7 million in total revenue that was deferred as of December 31, 2020. During the nine months ended September 30, 2020, the Company recognized $23.4 million in total revenue that was deferred as of December 31, 2019.
6.    Income Taxes
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was approximately 23.3% and 19.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020 was approximately 20.0% and 20.8%, respectively.
The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the return-to-provision adjustment, partially offset by effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
The effective tax rate for the nine months ended September 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
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
The Company’s consolidated effective tax rate will vary from period to period depending on redemptions, exchanges or purchases of LLC Interests as described above, changes in the geographic mix of its earnings and changes in tax legislation and tax rates in various jurisdictions.

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement. The tax benefit has been recognized in deferred tax assets on the September 30, 2021 condensed consolidated statement of financial condition.
As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 – 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 – 2011. As of both September 30, 2021 and December 31, 2020, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both September 30, 2021 and December 31, 2020, $2.7 million is included in other assets on the condensed consolidated statement of financial condition related to this related party indemnification.
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
The impact of any changes in the projected obligations under the Tax Receivable Agreement as a result of changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s tax savings, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of September 30, 2021 and December 31, 2020, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $425.2 million and $404.3 million, respectively. During the three and nine months ended September 30, 2021 and 2020, no tax receivable agreement liability adjustment was reflected in the condensed consolidated statements of income.

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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2021		September 30, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	202,194,257	86.9%	187,918,774	82.6%
Number of LLC Interests held by non-controlling interests	30,531,933	13.1%	39,513,246	17.4%
Total LLC Interests outstanding	232,726,190	100.0%	227,432,020	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.'s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$177,938	$111,236
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.'s additional paid-in capital as a result of ownership changes in TWM LLC	(16)	(1,478)	85,446	423,581
Net transfers (to) from non-controlling interests	(16)	(1,478)	85,446	423,581
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$54,747	$35,334	$263,384	$534,817
9.    Stockholders' Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and there have been no changes to those rights and privileges during the nine months ended September 30, 2021.
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

Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including performance-based restricted stock units (“PRSUs”), stock options, restricted stock units (“RSUs”) and dividend equivalent rights. The awards may have performance-based and/or time-based vesting conditions. RSUs and PRSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. Stock options have a maximum contractual term of 10 years.
On August 30, 2021, the Company’s Board of Directors appointed Sara Furber to serve as the Company’s new Chief Financial Officer (“CFO”), effective September 7, 2021. In connection with her employment offer, Ms. Furber was granted 44,589 RSUs with a grant date fair value of $3.6 million ($80.78 per share) of which 19,350, 16,672, 4,948 and 3,619 RSUs will vest on March 31, 2022, 2023, 2024 and 2025, respectively. Ms. Furber was also granted 4,270 target PRSUs valued on the date of grant at $80.78 per share. The number of PRSUs that will ultimately vest on January 1, 2024 will be determined by a performance modifier, which is adjusted based on the Company’s financial performance for the year ended December 31, 2021 and can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount. The RSUs and PRSUs granted to Ms. Furber in connection with her employment offer are collectively referred to as the “CFO Special Equity Awards.” During the three months ended September 30, 2021, the Company incurred a total of $0.4 million in stock-based compensation expense relating to the CFO Special Equity Awards.
Ms. Furber succeeds Robert Warshaw, the Company’s former CFO, who will leave the Company following a period of transition ending on January 4, 2022 (the “CFO Transition Period”). As of August 30, 2021, there was approximately $1.8 million in unamortized stock-based compensation expense associated with equity awards previously granted to Mr. Warshaw that will be accelerated and amortized into expense over a revised estimated service period ending on January 4, 2022 (the “Former CFO Accelerated Stock-based Compensation Expense”). During the three months ended September 30, 2021, the Company incurred a total of $0.5 million in expense relating to the Former CFO Accelerated Stock-based Compensation Expense.
In addition to the CFO Special Equity Awards discussed above, during the three months ended September 30, 2021, the Company granted 4,542 RSUs at a weighted-average grant-date fair value of $84.99 and during the nine months ended September 30, 2021, the Company granted 325,717 RSUs and 205,655 PRSUs at a weighted-average grant-date fair value of $74.31 and $74.16, respectively. These RSU awards granted to employees will vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. These PRSUs vest at the end of a three-year cliff vesting period and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.
A summary of the Company’s total stock-based compensation expense, including expense associated with the CFO Special Equity Awards and the Former CFO Accelerated Stock-based Compensation Expense, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Total stock-based compensation expense	$13,776	$9,757	$36,943	$28,074
Share Repurchase Program
On February 4, 2021, the Company announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans (the “Share Repurchase Program”). The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. For shares repurchased pursuant to the Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock will be recorded as a reduction to retained earnings.

The Company began buying back shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the three months ended September 30, 2021, the Company acquired a total of 140,169 shares of Class A common stock, at an average price of $85.61, for purchases totaling $12.0 million. During the nine months ended September 30, 2021, the Company acquired a total of 757,813 shares of Class A common stock, at an average price of $84.03, for purchases totaling $63.7 million. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between shares of the Company’s common stock and the LLC Interests. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of September 30, 2021, a total of $86.3 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the three months ended September 30, 2021 and 2020, the Company withheld 36,888 and 3,171 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $85.10 and $56.65, respectively, and an aggregate value of $3.1 million and $0.2 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2021 and 2020, the Company withheld 831,738 and 1,442,155 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $68.02 and $49.82, respectively, and an aggregate value of $56.6 million and $71.8 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of September 30, 2021 and December 31, 2020, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accounts receivable	$175	$4,009
Receivable from affiliates	2,806	111
Other assets	2,722	2,722
Accounts payable, accrued expenses and other liabilities	7,637	6,140
Deferred revenue	4,500	4,500
Payable to affiliates	3,390	5,142

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue:
Subscription fees	$223	$—	$998	$—
Refinitiv market data fees (1)	15,002	14,273	45,045	43,466
Other fees	120	—	403	—
Expenses:(2)
Employee compensation and benefits	293	—	293	—
Technology and communications	1,027	740	2,507	2,220
General and administrative	224	—	228	(596)
Professional fees	15	—	15	—
Occupancy	—	—	—	15
(1)The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains agreements with Refinitiv to provide the Company with certain real estate, payroll, benefits administration and other administrative services.
During the three months ended September 30, 2021, $1.6 million of previously accrued expenses payable to affiliates of Refinitiv were waived and the liabilities were reversed through an increase to additional paid-in capital.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both September 30, 2021 and December 31, 2020, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of September 30, 2021
Assets
Cash equivalents – Money market funds	$410,709	$—	$—	$410,709
Receivable from affiliates – Foreign currency forward contracts	—	2,642	—	2,642
Total assets measured at fair value	$410,709	$2,642	$—	$413,351

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

As of December 31, 2020
Assets
Cash equivalents – Money market funds	$541,790	$—	$—	$541,790
Total assets measured at fair value	$541,790	$—	$—	$541,790

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$3,409	$—	$3,409
Total liabilities measured at fair value	$—	$3,409	$—	$3,409
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. As of September 30, 2021 and December 31, 2020, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding receivables and liabilities on such contracts were included in receivable from affiliates and payable to affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2021	2020

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$122,744	$122,458
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

The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$1,262	$(2,124)	$6,223	$(5,087)

The Company has no financial instruments measured at fair value that are classified within level 3 of the fair value hierarchy.
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2021	(in thousands)
Assets
Cash and restricted cash	$412,196	$412,196	$—	$—	$412,196
Receivable from brokers and dealers and clearing organizations	33,950	—	33,950	—	33,950
Deposits with clearing organizations	24,396	24,396	—	—	24,396
Accounts receivable	133,351	—	133,351	—	133,351
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$606,285	$436,592	$167,301	$2,392	$606,285

Liabilities
Payable to brokers and dealers and clearing organizations	$33,828	$—	$33,828	$—	$33,828
Total	$33,828	$—	$33,828	$—	$33,828

As of December 31, 2020
Assets
Cash and restricted cash	$250,490	$250,490	$—	$—	$250,490
Receivable from brokers and dealers and clearing organizations	368	—	368	—	368
Deposits with clearing organizations	11,671	11,671	—	—	11,671
Accounts receivable	105,286	—	105,286	—	105,286
Other assets – Memberships in clearing organizations	1,586	—	—	1,586	1,586
Total	$369,401	$262,161	$105,654	$1,586	$369,401

Liabilities
Payable to brokers and dealers and clearing organizations	$252	$—	$252	$—	$252
Total	$252	$—	$252	$—	$252

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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million at both September 30, 2021 and December 31, 2020, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during the three and nine months ended September 30, 2021 and 2020 and no adjustments to the original cost basis have been made to the carrying value over the life of the instruments.
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
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. As of September 30, 2021 and December 31, 2020, the Company maintained an allowance for credit losses with regard to these receivables of $0.3 million and $0.2 million, respectively. For the three and nine months ended September 30, 2021, credit loss expense was recognized totaling $110,000 and $4,000, respectively. For the three months ended September 30, 2020 credit loss expense was recognized totaling $18,000. For the nine months ended September 30, 2020, recoveries resulted in a reversal of credit loss expense totaling $11,000.
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
The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an Amended Complaint on or about May 14, 2021, and the Company served its motion to dismiss on Plaintiffs on June 14, 2021. The Company believes that it has meritorious defenses to the Amended Complaint and intends to continue to vigorously defend its position. The motions to dismiss were fully briefed on August 4, 2021.
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
As of September 30, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding. As of December 31, 2020, there were no letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding.

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$177,938	$111,236

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	202,238,122	187,774,170	201,029,196	177,257,994
Dilutive effect of equity-settled PRSUs	2,146,473	2,584,192	2,000,005	2,371,727
Dilutive effect of options	3,516,893	4,402,391	3,609,906	5,264,106
Dilutive effect of RSUs	295,951	194,942	269,223	132,281
Weighted average shares of Class A and Class B common stock outstanding - Diluted	208,197,439	194,955,695	206,908,330	185,026,108

Earnings per share - Basic	$0.27	$0.20	$0.89	$0.63
Earnings per share - Diluted	$0.26	$0.19	$0.86	$0.60
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
The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Anti-dilutive Shares:
Equity-settled PRSUs	—	—	—	—
Options	—	178,750	—	264,376
RSUs	465	758	465	506
LLC Interests	30,531,933	39,513,246	30,756,925	48,397,598
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

At September 30, 2021 and December 31, 2020, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL and EA are as follows:

As of September 30, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$49,715	$56,153	$25,973	$77,745	$8,421	$8,857	$736	$213,232
Regulatory Capital Requirement	2,382	2,504	736	33,505	3,611	3,363	721	159
Excess Regulatory Capital	$47,333	$53,649	$25,237	$44,240	$4,810	$5,494	$15	$213,073

As of December 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU

	(in thousands)
Regulatory Capital	$49,254	$58,026	$20,577	$59,238	$11,066	$19,102
Regulatory Capital Requirement	2,438	2,147	731	33,742	3,799	2,562
Excess Regulatory Capital	$46,816	$55,879	$19,846	$25,496	$7,267	$16,540

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021		As of December 31, 2020
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$43,143	$17,345	$28,476	$15,298
Required Financial Resources	11,000	6,028	13,500	6,223
Excess Financial Resources	$32,143	$11,317	$14,976	$9,075

Liquid Financial Assets	$26,123	$11,233	$15,662	$8,610
Required Liquid Financial Assets	2,750	1,507	6,750	3,112
Excess Liquid Financial Assets	$23,373	$9,726	$8,912	$5,498
16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Revenues
Institutional	$163,587	$131,860	$499,794	$407,464
Wholesale	64,838	44,959	185,917	136,967
Retail	16,385	17,453	53,359	59,495
Market Data	20,515	18,598	60,494	55,657
Total revenue	265,325	212,870	799,564	659,583
Operating expenses	179,797	154,349	531,917	467,808
Operating income	$85,528	$58,521	$267,647	$191,775

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
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Revenues
U.S.	$166,268	$136,785	$497,609	$422,114
International	99,057	76,085	301,955	237,469
Total revenue	$265,325	$212,870	$799,564	$659,583
The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2021	2020

	(in thousands)
Long-lived assets
U.S.	$4,183,821	$4,091,569
International	15,014	16,544
Total	$4,198,835	$4,108,113
17.    Subsequent Events
On October 27, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2021. This dividend will be payable on December 15, 2021 to stockholders of record as of December 1, 2021.
On October 26, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $32.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2021, payable on December 13, 2021.

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
Trends and Other Factors Impacting Our Performance
CFO Transition
On August 30, 2021, our Board of Directors appointed Sara Furber to serve as our new Chief Financial Officer (“CFO”), effective September 7, 2021. Ms. Furber joins us from U.S. equity exchange operator IEX Group, where she was CFO since 2018. She previously spent two decades in senior roles at Morgan Stanley and Bank of America Merrill Lynch. She succeeds Robert Warshaw, our former CFO, who will leave the Company following a period of transition ending on January 4, 2022 (the “CFO Transition Period”).

In connection with her employment offer, Ms. Furber was granted 44,589 restricted stock units (“RSUs”) and 4,270 target performance-based restricted share units (“PRSUs”), collectively referred to as the “CFO Special Equity Awards”, with grant date fair values totaling $3.9 million. See Note 9 – Stockholders' Equity and Stock-Based Compensation Plans to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details of the CFO Special Equity Awards.
As of August 30, 2021, there was approximately $1.8 million in unamortized stock-based compensation expense associated with equity awards previously granted to Mr. Warshaw that will be accelerated and amortized into expense over a revised estimated service period ending on January 4, 2022 (the “Former CFO Accelerated Stock-based Compensation Expense”).
As a result of expenses incurred in connection with the RSUs granted as part of the CFO Special Equity Awards, 43% of which will vest on March 31, 2022, the Former CFO Accelerated Stock-based Compensation Expense and payment of salary and bonus for Ms. Furber and Mr. Warshaw during the CFO Transition Period, we expect to incur higher than average employee compensation and benefits expense during the period from August 30, 2021 through March 31, 2022. During the three months ended September 30, 2021, we incurred a total of $0.4 million in GAAP stock-based compensation expense relating to the CFO Special Equity Awards and $0.5 million relating to the Former CFO Accelerated Stock-based Compensation Expense. The Former CFO Accelerated Stock-based Compensation Expense will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income. See “—Non-GAAP Financial Measures” below for further details and a reconciliation to the most comparable GAAP measure.
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
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected, and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. Our successful transition to remote work more than a year ago reflected our commitment to keeping employees safe, helping clients succeed and playing a positive role in markets. Those same priorities guide our approach to our robust and safe return to the office. Beginning in June 2021, many roles within Tradeweb had transitioned to a hybrid approach in our return to the office plans. Our creative and flexible return to the office plans aim to keep driving our business forward and allow safe collaboration and positive team dynamics. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
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
We currently expect any future disruptive impact of COVID-19 on our business to be temporary and are determined to continue to minimize such impact. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic has developed and persists, the spread of various COVID-19 variants, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the virus’ global economic impact and any recession that has occurred or may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.

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
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2021 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes, including related to COVID-19. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.
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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by the new administration and regulatory agency appointees, and their priorities. The impact of any reform efforts on us and our operations remains uncertain. For example, as a result of the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, we are currently subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements as between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q.
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
Components of our Results of Operations
Revenues
Our revenue is derived primarily from transaction fees, commissions, subscription fees and market data fees. We believe that revenue is the key driver of our operating performance and therefore we utilize it to assess our business on a period by period basis.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during the three and nine months ended September 30, 2021 and 2020.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of September 30, 2021, we owned 86.9% of TWM LLC and the Continuing LLC Owners owned the remaining 13.1% of TWM LLC.

Results of Operations
For the Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020
The following table sets forth a summary of our statements of income for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$265,325	$212,870	$52,455	24.6%
Total expenses	179,797	154,349	25,448	16.5%
Operating income	85,528	58,521	27,007	46.1%
Net interest income (expense)	(361)	(349)	(12)	3.4%
Income before taxes	85,167	58,172	26,995	46.4%
Provision for income taxes	(19,862)	(11,124)	(8,738)	78.6%
Net income	65,305	47,048	18,257	38.8%
Less: Net income attributable to non-controlling interests	10,542	10,236	306	3.0%
Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$17,951	48.8%
Revenues
Our revenues for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$206,316	77.8%	$160,175	75.2%	$46,141	28.8%
Subscription fees (1)	56,392	21.3	50,490	23.7	5,902	11.7%
Other	2,617	1.0	2,205	1.0	412	18.7%
Total revenue	$265,325	100.0%	$212,870	100.0%	$52,455	24.6%

Components of total revenue growth:
Constant currency growth (2)						23.9%
Foreign currency impact						0.7%
Total revenue growth						24.6%
(1)Subscription fees for the three months ended September 30, 2021 and 2020 include $15.0 million and $14.3 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for 2020. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
The primary driver of the $52.5 million increase in revenue is related to a $46.1 million increase in transaction fees and commissions to $206.3 million for the three months ended September 30, 2021 from $160.2 million for the three months ended September 30, 2020, primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products and U.S. government bonds. The NFI Acquisition, which closed on June 25, 2021, contributed $6.0 million to the increase in total revenue for the three months ended September 30, 2021.

Our total revenue by asset class for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$139,418	$115,766	$23,652	20.4%
Credit	72,243	50,216	22,027	43.9%
Equities	16,457	11,857	4,600	38.8%
Money Markets	11,221	10,491	730	7.0%
Market Data	20,515	18,598	1,917	10.3%
Other	5,471	5,942	(471)	(7.9)%
Total revenue	$265,325	$212,870	$52,455	24.6%
Our variable and fixed revenues by asset class for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$80,888	$58,530	$64,139	$51,627	$16,749	$6,903	26.1%	13.4%
Credit	65,742	6,501	44,278	5,938	21,464	563	48.5%	9.5%
Equities	14,235	2,222	9,329	2,528	4,906	(306)	52.6%	(12.1)%
Money Markets	7,198	4,023	6,390	4,101	808	(78)	12.6%	(1.9)%
Market Data	—	20,515	—	18,598	—	1,917	—	10.3%
Other	—	5,471	—	5,942	—	(471)	—	(7.9)%
Total revenue	$168,063	$97,262	$124,136	$88,734	$43,927	$8,528	35.4%	9.6%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2021 and 2020, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2021		2020		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$584,148	$37,624,522	$490,087	$31,563,593	19.2%
Cash Rates	337,167	21,632,199	311,033	19,951,302	8.4%
Rates Derivatives	246,981	15,992,323	179,054	11,612,291	37.9%
Swaps / Swaptions Tenor (greater than 1 year)	154,970	10,039,311	122,341	7,919,286	26.7%
Other Rates Derivatives (1)	92,010	5,953,012	56,713	3,693,005	62.2%

Credit	22,237	1,439,626	19,543	1,269,058	13.8%
Cash Credit (2)	8,440	543,735	7,036	455,496	20.0%
Credit Derivatives and U.S. Cash "EP"	13,796	895,891	12,507	813,562	10.3%

Equities	14,543	936,752	9,066	584,950	60.4%
Cash Equities	7,551	487,509	5,442	351,468	38.8%
Equity Derivatives	6,992	449,243	3,624	233,482	92.9%

Money Markets (Cash)	343,536	22,138,406	261,590	16,847,205	31.3%

Total	$964,464	$62,139,306	$780,286	$50,264,805	23.6%
Total excluding Other Rates Derivatives (3)	$872,454	$56,186,294	$723,573	$46,571,800	20.6%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “cash credit” category represents the “credit” asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2021 and 2020 are summarized below. There are three potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, and (3) the mix of protocols underpinning cash and derivatives products. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Rates	$2.15	$2.03	$0.12	5.8%
Cash Rates	$1.95	$1.83	$0.12	6.5%
Rates Derivatives	$2.42	$2.37	$0.05	1.9%
Swaps / Swaptions Tenor (greater than 1 year)	$3.73	$3.37	$0.36	10.9%
Other Rates Derivatives (1)	$0.20	$0.25	$(0.05)	(18.4)%

Credit	$45.67	$34.89	$10.78	30.9%
Cash Credit (2)	$144.48	$127.70	$16.78	13.1%
Credit Derivatives and U.S. Cash "EP"	$6.16	$6.02	$0.14	2.4%

Equities	$15.20	$15.95	$(0.75)	(4.7)%
Cash Equities	$24.37	$20.25	$4.12	20.3%
Equity Derivatives	$5.23	$9.46	$(4.23)	(44.7)%

Money Markets (Cash)	$0.33	$0.38	$(0.05)	(14.3)%

Total Fees per Million	$2.70	$2.47	$0.23	9.5%
Total Fees per Million excluding Other Rates Derivatives (3)	$2.97	$2.65	$0.32	12.2%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “cash credit” category represents the “credit” asset class excluding (1) credit derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on blended fees per million across all periods presented.
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $23.7 million or 20.4% to $139.4 million for the three months ended September 30, 2021 compared to $115.8 million for the three months ended September 30, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Average variable fees per million for rates increased due to growth of U.S. government bonds and higher fee long-tenor swaps volumes, which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $22.0 million or 43.9% to $72.2 million for the three months ended September 30, 2021 compared to $50.2 million for the three months ended September 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds.
Average variable fees per million for credit increased due to higher growth in volume for fully electronic U.S. High-Grade and U.S. High-Yield cash credit products and European credit products, which have a higher variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class increased by $4.6 million or 38.8% to $16.5 million for the three months ended September 30, 2021 compared to $11.9 million for the three months ended September 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for European and U.S. ETFs.
Average variable fees per million for equities decreased due to higher growth in U.S. equity derivative products, which have a lower variable fee capture compared to overall equities products, partially offset by higher growth in ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $0.7 million or 7.0% to $11.2 million for the three months ended September 30, 2021 compared to $10.5 million for the three months ended September 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements.

Average variable fees per million for money markets decreased due to a mix shift to lower fee per million repurchase agreements and away from higher fee certificates of deposit.
Market Data. Revenues from our market data asset class increased by $1.9 million or 10.3% to $20.5 million for the three months ended September 30, 2021 compared to $18.6 million for the three months ended September 30, 2020. The increase was derived primarily from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Other. Revenues from our other asset class decreased by $0.5 million or 7.9%, to $5.5 million for the three months ended September 30, 2021 compared to $5.9 million for the three months ended September 30, 2020. The decrease was derived primarily from decreased fees from software development and implementation revenue on behalf of certain clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$163,587	$131,860	$31,727	24.1%
Wholesale	64,838	44,959	19,879	44.2%
Retail	16,385	17,453	(1,068)	(6.1)%
Market Data	20,515	18,598	1,917	10.3%
Total revenue	$265,325	$212,870	$52,455	24.6%
Institutional. Revenues from our institutional client sector increased by $31.7 million or 24.1% to $163.6 million for the three months ended September 30, 2021 from $131.9 million for the three months ended September 30, 2020. The increase was derived primarily from increased volumes for rates derivatives products, U.S. and European corporate bonds and ETFs.
Wholesale. Revenues from our wholesale client sector increased by $19.9 million or 44.2% to $64.8 million for the three months ended September 30, 2021 from $45.0 million for the three months ended September 30, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector decreased by $1.1 million or 6.1% to $16.4 million for the three months ended September 30, 2021 from $17.5 million for the three months ended September 30, 2020. The decrease was derived primarily from lower revenues from certificates of deposit and decreased fees from software development and implementation revenue on behalf of certain clients, partially offset by increased fees from structured products.
Market Data. Revenues from our market data client sector increased by $1.9 million or 10.3% to $20.5 million for the three months ended September 30, 2021 from $18.6 million for the three months ended September 30, 2020. The increase was derived primarily from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$166,268	$136,785	$29,483	21.6%
International	99,057	76,085	22,972	30.2%
Total revenue	$265,325	$212,870	$52,455	24.6%

U.S. Revenues from U.S. clients increased by $29.5 million or 21.6% to $166.3 million for the three months ended September 30, 2021 from $136.8 million for the three months ended September 30, 2020 primarily due to higher revenues for U.S. corporate bonds and U.S. government bonds.
International. Revenues from International clients increased by $23.0 million or 30.2% to $99.1 million for the three months ended September 30, 2021 from $76.1 million for the three months ended September 30, 2020 primarily due to higher revenues for rates derivatives products, European corporate bonds and European ETFs. Fluctuations in foreign currency rates for the three months ended September 30, 2021 increased our International total revenue by $2.9 million.
Operating Expenses
Our expenses for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$98,036	$83,967	$14,069	16.8%
Depreciation and amortization	44,823	38,857	5,966	15.4%
Technology and communications	14,747	12,037	2,710	22.5%
General and administrative	9,561	8,657	904	10.4%
Professional fees	8,897	7,388	1,509	20.4%
Occupancy	3,733	3,443	290	8.4%
Total expenses	$179,797	$154,349	$25,448	16.5%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $14.1 million or 16.8% to $98.0 million for the three months ended September 30, 2021 from $84.0 million for the three months ended September 30, 2020. The increase was primarily due to increases in incentive compensation expense tied to our operating performance, an increase in salaries and benefits as a result of increased employee headcount and an increase in commissions due to higher revenues from our wholesale client sector. During the three months ended September 30, 2021, we also incurred a total of $0.4 million in stock-based compensation expense relating to the CFO Special Equity Awards and $0.5 million relating to the Former CFO Accelerated Stock-based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CFO Transition.”
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $6.0 million or 15.4% to $44.8 million for the three months ended September 30, 2021 from $38.9 million for the three months ended September 30, 2020. The increase in depreciation and amortization expense was primarily the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods. Also contributing to the change was an increase in depreciation and amortization expense relating to the assets acquired in connection with the June 25, 2021 NFI Acquisition.
Technology and Communications. Expenses related to technology and communications increased by $2.7 million or 22.5% to $14.7 million for the three months ended September 30, 2021 from $12.0 million for the three months ended September 30, 2020. The increase was primarily due to an increased investment in our data strategy and cybersecurity and increased clearance and data fees driven primarily by higher trading volumes period over period.
General and Administrative. Expenses related to general and administrative costs increased by $0.9 million or 10.4% to $9.6 million for the three months ended September 30, 2021 from $8.7 million for the three months ended September 30, 2020. The increase was primarily due to higher travel and entertainment expenses, as COVID-19 contributed to a reduction in expenses during 2020, as well as higher recruiting, marketing and insurance expenses during 2021. The increase was partially offset by a $2.9 million decline in foreign exchange losses during the three months ended September 30, 2021. Realized and unrealized foreign currency gains totaled $0.7 million during the three months ended September 30, 2021 as compared to $2.2 million in losses during three months ended September 30, 2020. The change was primarily driven by an increase in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.

Professional Fees. Expenses related to professional fees increased by $1.5 million or 20.4% to $8.9 million for the three months ended September 30, 2021 from $7.4 million for the three months ended September 30, 2020. The increase was primarily due to higher consulting fees.
Occupancy. Expenses related to occupancy costs increased by $0.3 million or 8.4% to $3.7 million for the three months ended September 30, 2021 from $3.4 million for the three months ended September 30, 2020.
Net Interest Income (Expense)
Net interest expense remained relatively flat at $0.4 million for the three months ended September 30, 2021 as compared to $0.3 million for the three months ended September 30, 2020.
Income Taxes
Income tax expense increased by $8.7 million to $19.9 million for the three months ended September 30, 2021 from $11.1 million for the three months ended September 30, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the three months ended September 30, 2021 was approximately 23.3%, compared with 19.1% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the return-to-provision adjustment, partially offset by effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans. The effective tax rate for the three months ended September 30, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
For the Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$799,564	$659,583	$139,981	21.2%
Total expenses	531,917	467,808	64,109	13.7%
Operating income	267,647	191,775	75,872	39.6%
Net interest income (expense)	(1,179)	64	(1,243)	(1,942.2)%
Income before taxes	266,468	191,839	74,629	38.9%
Provision for income taxes	(53,365)	(39,898)	(13,467)	33.8%
Net income	213,103	151,941	61,162	40.3%
Less: Net income attributable to non-controlling interests	35,165	40,705	(5,540)	(13.6)%
Net income attributable to Tradeweb Markets Inc.	$177,938	$111,236	$66,702	60.0%

Revenues
Our revenues for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$629,513	78.7%	$503,753	76.4%	$125,760	25.0%
Subscription fees (1)	162,186	20.3	149,172	22.6	13,014	8.7%
Other	7,865	1.0	6,658	1.0	1,207	18.1%
Total revenue	$799,564	100.0%	$659,583	100.0%	$139,981	21.2%

Components of total revenue growth:
Constant currency growth (2)						19.1%
Foreign currency impact						2.1%
Total revenue growth						21.2%
(1)Subscription fees for the nine months ended September 30, 2021 and 2020 include $45.0 million and $43.5 million respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for 2020. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
The primary driver of the $140.0 million increase in revenue related to a $125.8 million increase in transaction fees and commissions to $629.5 million for the nine months ended September 30, 2021 from $503.8 million for the nine months ended September 30, 2020, primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products and U.S. government bonds.
Our total revenue by asset class for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$416,350	$354,628	$61,722	17.4%
Credit	218,823	153,299	65,524	42.7%
Equities	52,715	46,698	6,017	12.9%
Money Markets	33,379	32,238	1,141	3.5%
Market Data	60,494	55,657	4,837	8.7%
Other	17,803	17,063	740	4.3%
Total revenue	$799,564	$659,583	$139,981	21.2%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$250,305	$166,045	$201,781	$152,847	$48,524	$13,198	24.0%	8.6%
Credit	199,452	19,371	136,584	16,715	62,868	2,656	46.0%	15.9%
Equities	44,827	7,888	39,334	7,364	5,493	524	14.0%	7.1%
Money Markets	21,153	12,226	19,972	12,266	1,181	(40)	5.9%	(0.3)%
Market Data	—	60,494	—	55,657	—	4,837	—	8.7%
Other	—	17,803	—	17,063	—	740	—	4.3%
Total revenue	$515,737	$283,827	$397,671	$261,912	$118,066	$21,915	29.7%	8.4%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $61.7 million or 17.4% to $416.4 million for the nine months ended September 30, 2021 compared to $354.6 million for the nine months ended September 30, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Credit. Revenues from our credit asset class increased by $65.5 million or 42.7% to $218.8 million for the nine months ended September 30, 2021 compared to $153.3 million for the nine months ended September 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds.
Equities. Revenues from our equities asset class increased by $6.0 million or 12.9% to $52.7 million for the nine months ended September 30, 2021 compared to $46.7 million for the nine months ended September 30, 2020 due to variable transaction fees and commissions on higher trading volumes for European and U.S. ETFs.
Money Markets. Revenues from our money markets asset class increased by $1.1 million or 3.5% to $33.4 million for the nine months ended September 30, 2021 compared to $32.2 million for the nine months ended September 30, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements, partially offset by lower trading volumes for certificates of deposit, which have a higher fee per million.
Market Data. Revenues from our market data asset class increased by $4.8 million or 8.7% to $60.5 million for the nine months ended September 30, 2021 compared to $55.7 million for the nine months ended September 30, 2020. The increase was derived primarily from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Other. Revenues from our other asset class increased by $0.7 million or 4.3%, to $17.8 million for the nine months ended September 30, 2021 compared to $17.1 million for the nine months ended September 30, 2020. The increase was derived primarily from increased fees from retail client fee minimums and our portfolio solutions tool.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$499,794	$407,464	$92,330	22.7%
Wholesale	185,917	136,967	48,950	35.7%
Retail	53,359	59,495	(6,136)	(10.3)%
Market Data	60,494	55,657	4,837	8.7%
Total revenue	$799,564	$659,583	$139,981	21.2%
Institutional. Revenues from our institutional client sector increased by $92.3 million or 22.7% to $499.8 million for the nine months ended September 30, 2021 from $407.5 million for the nine months ended September 30, 2020. The increase was derived primarily from increased volumes for rates derivatives products and U.S. and European corporate bonds.
Wholesale. Revenues from our wholesale client sector increased by $49.0 million or 35.7% to $185.9 million for the nine months ended September 30, 2021 from $137.0 million for the nine months ended September 30, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector decreased by $6.1 million or 10.3% to $53.4 million for the nine months ended September 30, 2021 from $59.5 million for the nine months ended September 30, 2020. The decrease was derived primarily from lower revenues from certificates of deposit, U.S. corporate bonds and municipals, partially offset by increased fees from structured products.
Market Data. Revenues from our market data client sector increased by $4.8 million or 8.7% to $60.5 million for the nine months ended September 30, 2021 from $55.7 million for the nine months ended September 30, 2020. The increase was derived from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$497,609	$422,114	$75,495	17.9%
International	301,955	237,469	64,486	27.2%
Total revenue	$799,564	$659,583	$139,981	21.2%
U.S. Revenues from U.S. clients increased by $75.5 million or 17.9% to $497.6 million for the nine months ended September 30, 2021 from $422.1 million for the nine months ended September 30, 2020 primarily due to higher revenues for U.S. corporate bonds and U.S. government bonds.
International. Revenues from International clients increased by $64.5 million or 27.2% to $302.0 million for the nine months ended September 30, 2021 from $237.5 million for the nine months ended September 30, 2020 primarily due to higher revenues for rates derivatives products and European corporate bonds. Fluctuations in foreign currency rates for the nine months ended September 30, 2021 increased our International total revenue by $10.8 million.

Operating Expenses
Our expenses for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$300,107	$263,353	$36,754	14.0%
Depreciation and amortization	127,656	113,952	13,704	12.0%
Technology and communications	42,248	34,397	7,851	22.8%
General and administrative	21,809	24,520	(2,711)	(11.1)%
Professional fees	28,993	20,908	8,085	38.7%
Occupancy	11,104	10,678	426	4.0%
Total expenses	$531,917	$467,808	$64,109	13.7%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $36.8 million or 14.0% to $300.1 million for the nine months ended September 30, 2021 from $263.4 million for the nine months ended September 30, 2020. The increase was primarily due to increases in incentive compensation expense tied to our operating performance, an increase in salaries and benefits as a result of increased employee headcount and an increase in commissions due to higher revenues from our wholesale client sector.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $13.7 million or 12.0% to $127.7 million for the nine months ended September 30, 2021 from $114.0 million for the nine months ended September 30, 2020. The increase in depreciation and amortization expense was primarily the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see “—Critical Accounting Policies and Estimates”). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods. Also contributing to the change was an increase in depreciation and amortization expense relating to the assets acquired in connection with the June 25, 2021 NFI Acquisition.
Technology and Communications. Expenses related to technology and communications increased by $7.9 million or 22.8% to $42.2 million for the nine months ended September 30, 2021 from $34.4 million for the nine months ended September 30, 2020. The increase was primarily due to an increased investment in our data strategy and cybersecurity and increased clearance and data fees driven primarily by higher trading volumes period over period.
General and Administrative. Expenses related to general and administrative costs decreased by $2.7 million or 11.1% to $21.8 million for the nine months ended September 30, 2021 from $24.5 million for the nine months ended September 30, 2020. The decrease was primarily due to a $7.5 million decline in foreign exchange losses during the nine months ended September 30, 2021. Realized and unrealized foreign currency gains totaled $3.7 million during the nine months ended September 30, 2021 as compared to $3.7 million in losses during the nine months ended September 30, 2020. The change was primarily driven by an increase in fair value of our foreign currency forward contracts used in connections with our foreign currency risk management program, which was partially offset by an increase in foreign currency re-measurement losses on transactions in nonfunctional currencies. This decrease was primarily offset by higher marketing, insurance, recruiting and other administrative expenses during 2021. Travel and entertainment expenses also increased, as COVID-19 contributed to a reduction in expenses during 2020 and early 2021.
Professional Fees. Expenses related to professional fees increased by $8.1 million or 38.7% to $29.0 million for the nine months ended September 30, 2021 from $20.9 million for the nine months ended September 30, 2020. The increase was primarily due to acquisition transaction costs related to the NFI Acquisition and higher consulting fees.
Occupancy. Expenses related to occupancy costs increased by $0.4 million or 4.0% to $11.1 million for the nine months ended September 30, 2021 from $10.7 million for the nine months ended September 30, 2020.

Net Interest Income (Expense)
Net interest income (expense) decreased by $1.2 million to net interest expense of $1.2 million for the nine months ended September 30, 2021 from net interest income of $0.1 million for the nine months ended September 30, 2020 due to a decrease in interest rates.
Income Taxes
Income tax expense increased by $13.5 million to $53.4 million for the nine months ended September 30, 2021 from $39.9 million for the nine months ended September 30, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2021 was approximately 20.0%, compared with 20.8% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
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
Our primary cash needs are for day to day operations, working capital requirements, clearing margin requirements, capital expenditures primarily for software and equipment, our expected dividend payments and our share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make under the Tax Receivable Agreement will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. Total amounts due to the Continuing LLC Owners as of September 30, 2021 under the Tax Receivable Agreement were $425.2 million, substantially all due to be paid over 15 years. The first payment of the Tax Receivable Agreement was made in January 2021.
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
As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of approximately $821.9 million and $791.3 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Cash Dividends
On October 27, 2021, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2021. This dividend will be payable on December 15, 2021 to stockholders of record as of December 1, 2021.
In March, June and September 2021, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $48.4 million during the nine months ended September 30, 2021.
Cash Distributions
On October 26, 2021, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $32.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2021, payable on December 13, 2021.
In March, June and September 2021, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount totaling $52.8 million during the nine months ended September 30, 2021, including distributions to Tradeweb Markets Inc. totaling $45.8 million and distributions to non-controlling interests totaling $7.0 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The Company began buying back shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the nine months ended September 30, 2021, the Company repurchased 757,813 shares of Class A common stock, at an average price of $84.03, for purchases totaling $63.7 million.

Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units.
During the nine months ended September 30, 2021 and 2020, the Company withheld 831,738 and 1,442,155 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $68.02 and $49.82, respectively, and an aggregate value of $56.6 million and $71.8 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
Indebtedness
As of September 30, 2021 and December 31, 2020, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides $500.0 million of borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding. The Revolving Credit Facility will mature on April 8, 2024.
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends or distributions, make investments and enter into certain other transactions. As of September 30, 2021, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2020 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to our Revolving Credit Facility.
Capital Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2021 and December 31, 2020, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $64.0 million and $65.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients.
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
Our working capital as of September 30, 2021 and December 31, 2020 was as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$821,905	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	33,950	368
Deposits with clearing organizations	24,396	11,671
Accounts receivable	133,351	105,286
Receivable from affiliates	2,806	111
Total current assets	1,017,408	909,716
Payable to brokers and dealers and clearing organizations	33,828	252
Accrued compensation	113,038	129,288
Deferred revenue	29,780	23,193
Accounts payable, accrued expenses and other liabilities	38,031	42,077
Employee equity compensation payable	—	1,900
Lease liability	8,157	10,813
Payable to affiliates	3,390	5,142
Tax receivable agreement liability	9,983	16,832
Total current liabilities	236,207	229,497
Total working capital	$781,201	$680,219
Current Assets
Current assets increased to $1,017.4 million as of September 30, 2021 from $909.7 million as of December 31, 2020 primarily due to an increase in cash and cash equivalents (see “—Cash Flows ” below), an increase in receivables from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions and an increase in accounts receivable as a result of increased revenues.
Current Liabilities
Current liabilities increased to $236.2 million as of September 30, 2021 from $229.5 million as of December 31, 2020 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions, partially offset by a decrease in accrued compensation as a result of annual bonus payments which occurred during the nine months ended September 30, 2021.
See “—Capital Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$386,370	$303,532
Net cash used in investing activities	(244,384)	(29,348)
Net cash used in financing activities	(110,444)	(56,063)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(917)	(1,480)
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,625	$216,641
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
Net cash provided by operating activities for the nine months ended September 30, 2021 was $386.4 million, an increase of $82.8 million over the nine months ended September 30, 2020, primarily driven by an increase in net income during 2021.
Investing Activities
Investing activities generally consist of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $244.4 million for the nine months ended September 30, 2021, which consisted of $208.9 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $25.8 million of capitalized software development costs and $9.7 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $29.3 million for the nine months ended September 30, 2020, which consisted of $22.9 million of capitalized software development costs and $6.5 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $110.4 million, and was primarily driven by $63.7 million in share repurchases pursuant to the Share Repurchase Program and $48.4 million in cash dividends to our Class A and Class B common stockholders, partially offset by $15.4 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs. Net cash used in financing activities for the nine months ended September 30, 2020 was $56.1 million, and was primarily driven by $42.9 million in cash dividends to our Class A and Class B common stockholders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash flow from operating activities	$386,370	$303,532
Less: Capitalization of software development costs	(25,813)	(22,864)
Less: Purchases of furniture, equipment and leasehold improvements	(9,714)	(6,484)
Free Cash Flow	$350,843	$274,184
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
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before net interest income/expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including transaction and other costs related to the NFI Acquisition, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash.
Adjusted EBIT is defined as net income before net interest income/expense and provision for income taxes, adjusted for the impact of certain other items, including transaction and other costs related to the NFI Acquisition, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash.
Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award discussed below under “— Critical Accounting Policies and Estimates — Stock-Based Compensation,” and options awarded to management and other employees following the IPO during 2019 as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2021. Beginning on August 30, 2021, we also exclude the non-cash Former CFO Accelerated Stock-based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CFO Transition,” and related payroll taxes, as we do not consider this expense indicative of our core ongoing operating performance. The Former CFO Accelerated Stock-based Compensation Expense will be fully amortized by January 4, 2022. In addition, we exclude the tax receivable agreement liability adjustments discussed below under

“— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction and other costs related to the NFI Acquisition as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc. (for post-IPO periods) and net income (for pre-IPO periods), each adjusted for certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, transaction and other costs related to the NFI Acquisition, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate and, for pre-IPO periods, assumes TWM LLC was subject to a corporate tax rate for the periods presented. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), for pre-IPO periods.
We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, the Former CFO Accelerated Stock-based Compensation Expense and related payroll taxes, tax receivable agreement liability adjustments, acquisition-related costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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
The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net income	$65,305	$47,048	$213,103	$151,941
Acquisition transaction costs (1)	459	—	5,186	—
Net interest (income) expense	361	349	1,179	(64)
Depreciation and amortization	44,823	38,857	127,656	113,952
Stock-based compensation expense (2)	1,995	1,816	11,181	10,308
Provision for income taxes	19,862	11,124	53,365	39,898
Foreign exchange (gains) / losses (3)	141	1,719	(4,742)	5,837
Tax receivable agreement liability adjustment (4)	—	—	—	—
Adjusted EBITDA	$132,946	$100,913	$406,928	$321,872
Less: Depreciation and amortization	(44,823)	(38,857)	(127,656)	(113,952)
Add: D&A related to acquisitions and the Refinitiv Transaction(5)	32,956	27,959	92,799	81,363
Adjusted EBIT	$121,079	$90,015	$372,071	$289,283
Adjusted EBITDA margin (6)	50.1%	47.4%	50.9%	48.8%
Adjusted EBIT margin (6)	45.6%	42.3%	46.5%	43.9%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period. Beginning on August 30, 2021, this adjustment also includes the non-cash Former CFO Accelerated Stock-based Compensation Expense, and related payroll taxes, which totaled $0.5 million during the three and nine months ended September 30, 2021.
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
(5)Represents intangible asset and acquired software amortization resulting from the NFI Acquisition and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(6)For the three months ended September 30, 2021, Adjusted EBITDA margin increased compared to the prior year period by 270 basis points, or 234 basis points on a constant currency basis. For the three months ended September 30, 2021, Adjusted EBIT margin increased compared to the prior year period by 335 basis points, or 298 basis points on a constant currency basis. For the nine months ended September 30, 2021, Adjusted EBITDA margin increased compared to the prior year period by 209 basis points, or 238 basis points on a constant currency basis. For the nine months ended September 30, 2021, Adjusted EBIT margin increased compared to the prior year period by 268 basis points, or 292 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands except per share amounts)
Earnings per diluted share	$0.26	$0.19	$0.86	$0.60

Net income attributable to Tradeweb Markets Inc.	$54,763	$36,812	$177,938	$111,236
Net income attributable to non-controlling interests (1)	10,542	10,236	35,165	40,705
Net income	65,305	47,048	213,103	151,941
Provision for income taxes	19,862	11,124	53,365	39,898
Acquisition transaction costs (2)	459	—	5,186	—
D&A related to acquisitions and the Refinitiv Transaction (3)	32,956	27,959	92,799	81,363
Stock-based compensation expense (4)	1,995	1,816	11,181	10,308
Foreign exchange (gains) / losses (5)	141	1,719	(4,742)	5,837
Tax receivable agreement liability adjustment (6)	—	—	—	—
Adjusted Net Income before income taxes	120,718	89,666	370,892	289,347
Adjusted income taxes (7)	(26,558)	(19,727)	(81,596)	(63,656)
Adjusted Net Income	$94,160	$69,939	$289,296	$225,691
Adjusted Diluted EPS (8)	$0.39	$0.30	$1.22	$0.97
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
(3)Represents intangible asset and acquired software amortization resulting from the NFI Acquisition and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period. Beginning on August 30, 2021, this adjustment also includes the non-cash Former CFO Accelerated Stock-based Compensation Expense, and related payroll taxes, which totaled $0.5 million during the three and nine months ended September 30, 2021.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for each of the three and nine months ended September 30, 2021 and 2020.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.
The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2021 and 2020:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Diluted weighted average shares of Class A and Class B common stock outstanding	208,197,439	194,955,695	206,908,330	185,026,108
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (1)	30,531,933	39,513,246	30,756,925	48,397,598
Adjusted diluted weighted average shares outstanding	238,729,372	234,468,941	237,665,255	233,423,706
Adjusted Net Income (in thousands)	$94,160	$69,939	$289,296	$225,691
Adjusted Diluted EPS	$0.39	$0.30	$1.22	$0.97
(1)Assumes the full exchange of the weighted average of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
The most critical accounting estimate associated with the June 2021 NFI Acquisition was the valuation of the acquired definite-lived intangible customer relationship asset, which was valued at approximately $99.2 million as of the date of the acquisition. The majority of the residual total purchase price of $190 million, net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments, was primarily allocated to goodwill, which was valued at approximately $88.0 million as of the date of acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of acquisition. Management is responsible for these internal and third-party valuations and appraisals.
The valuation of the customer relationships primarily included significant unobservable inputs (Level 3), creating a significant level of estimation uncertainty. Customer relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to customer relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate. A discounted tax amortization benefit was also added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years. For GAAP purposes, the customer relationships will be amortized over a useful life of 13 years. Any changes in the discount rate used for valuing the customer relationships or the estimated useful life used for amortization purposes could have a material impact on our condensed consolidated statements of financial condition and condensed consolidated statement of income. Any increases or decreases in the allocation of purchase price to customer relationships, which is an amortizable asset, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our condensed consolidated statements of financial condition as well as the amortization expense recorded on our condensed consolidated statement of income over the life of the asset. Any changes in the estimated useful life of the customer relationships would also impact timing of the reduction of the net balance of intangible assets, net of accumulated amortization on our consolidated statements of financial condition and the timing of the recognition of amortization expense on our condensed consolidated statement of income. The areas of the preliminary purchase price allocation that are not yet finalized as of September 30, 2021, relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of acquisition.
Pushdown Accounting
The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805 and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. We, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company’s assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied by us, the excess of our fair value above the fair value accounting basis of our net assets and liabilities as of October 1, 2018 was recorded as goodwill. The adjusted valuations primarily affected the values of the Company’s long-lived and indefinite-lived intangible assets, including software development costs.
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

Software Development Costs
We capitalize certain costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed, including among other items, employee compensation and related benefits and third-party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the NFI Acquisition are amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. We review the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Due to rapidly changing technology and the uncertainty of the software development process itself, future results could be affected if management’s current assessment of its software projects differs from actual performance.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
% of revenue denominated in foreign currencies (1)	29%	28%	29%	29%
% of operating expenses denominated in foreign currencies (2)	14%	15%	15%	15%
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
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Increase (decrease) in revenue	$2,900	$2,100	$10,800	$900
Increase (decrease) in operating income	$1,300	$1,800	$5,600	$1,100
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies would have on actual revenue and operating income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	September 30,				September 30,
		2021		2020		2021		2020
Effect of 10% change on revenue	+/-	$8,500	+/-	$6,800	+/-	$26,200	+/-	$21,300
Effect of 10% change on operating income	+/-	$5,600	+/-	$4,300	+/-	$17,300	+/-	$13,700
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2021 and December 31, 2020, the notional amount of our foreign currency forward contracts was $122.7 million and $122.5 million, respectively.
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

Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of September 30, 2021 and December 31, 2020, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.2 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2021, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
July 1, 2021 – July 31, 2021	—	$—	—	$98,324
August 1, 2021 – August 30, 2021	—	—	—	$98,324
September 1, 2021 – September 30, 2021	140,169	85.61	140,169	$86,324
Total	140,169	$85.61	140,169
(1) On February 4, 2021, we announced that the board of directors authorized a new share repurchase program, primarily to offset annual dilution from stock-based compensation plans (the “Share Repurchase Program”). The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between shares of the Company’s common stock and the LLC Interests.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of restricted stock units. During the three months ended September 30, 2021, the Company withheld 36,888 shares, of common stock from employee stock option, PRSU and RSU awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.22*†	Employment Offer Letter by and between Sara Furber and Tradeweb Markets LLC.

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

TRADEWEB MARKETS INC.

October 29, 2021	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

October 29, 2021	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)