Form 10-K
period 2021-12-31
Tradeweb Markets Inc.
filed 2022-02-24
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 30, 2021, was approximately $19.7 billion.

Class of Stock	Shares Outstanding as of January 31, 2022
Class A Common Stock, par value $0.00001 per share	107,009,807
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,873,139

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders.
The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

TRADEWEB MARKETS INC.
FORM 10-K ANNUAL REPORT

INTRODUCTORY NOTE
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
The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K relating to periods prior to and including March 31, 2019, which we sometimes refer to as the “pre-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets LLC, the predecessor of Tradeweb Markets Inc. for financial reporting purposes, and its subsidiaries. The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K relating to periods beginning on April 1, 2019, and through and including December 31, 2021, which we sometimes refer to as the “post-IPO period,” reflect the results of operations, financial position and cash flows of Tradeweb Markets Inc. and its subsidiaries, including the consolidation of its investment in Tradeweb Markets LLC. As a result, for financial reporting purposes, the pre-IPO period excludes, and the post-IPO period includes, our financial results from April 1, 2019 through April 3, 2019, which are not material. The audited consolidated financial statements and other financial disclosures included elsewhere in this Annual Report on Form 10-K do not reflect what the results of operations, financial position or cash flows would have been had the Reorganization Transactions and the IPO taken place at the beginning of the periods presented.
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
•“Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners,” including Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continued to own LLC Interests (as defined below) after the completion of the IPO and Reorganization Transactions, that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of our Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
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
•“Refinitiv,” prior to the LSEG Transaction, refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries, and subsequent to the LSEG Transaction, refers to Refinitiv Parent Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries. Refinitiv owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and was controlled by the Investor Group prior to the LSEG Transaction.
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
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. While we believe the estimated market and industry data included in this Annual Report on Form 10-K are generally reliable, such information, which is derived in part from management’s estimates and beliefs, is inherently uncertain and imprecise. Market and industry data are subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions and estimates of the future performance of the markets in which we operate and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. – “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us. Accordingly, you are cautioned not to place undue reliance on such market and industry data or any other such estimates. We cannot guarantee the accuracy or completeness of this information, and we have not independently verified any third-party information and data from our internal research has not been verified by any independent source.

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
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS” in evaluating our past results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock, for post-IPO periods, and the diluted weighted average number of shares of TWM LLC outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), for pre-IPO periods.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Annual Report on Form 10-K under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In addition, statements contained in this Annual Report on Form 10-K relating to the COVID-19 pandemic (including any variants of COVID-19), the potential impacts of which are inherently uncertain, are forward-looking statements.
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
•Refinitiv’s, and indirectly LSEG’s, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. – “Risk Factors.”
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
Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS.
Changes from Prior Periodic Reports
In November 2020, the SEC issued Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which became fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis to, among other things, eliminate the requirement of the contractual obligations table. In this report we have revised our disclosures to comply with the changes in disclosure standards included in this release and have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” of this report.
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
We identified an opportunity to expand our offerings to the wholesale and retail client sectors based on our existing relationships with dealers and our strong market position. We developed our wholesale platform through the acquisitions of Hilliard Farber & Co. in 2008 and Rafferty Capital Markets in 2011, and developed technology to facilitate the migration of inefficient wholesale voice markets to more efficient and transparent electronic markets. In June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform. The addition of this fully-electronic CLOB (central limit order book) offers a flexible, efficient approach to trading in the wholesale U.S. Treasury market. We entered the retail market through our acquisition of LeverTrade in 2006, scaled our market position through our acquisition of BondDesk in 2013, and have continued to leverage our market and technology expertise to enhance our platform serving that client sector.
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
While our cornerstone products continue to be some of the first products we launched, including U.S. treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes have grown from approximately $0.6 trillion in 1998 to $6.0 trillion through December 31, 2021, according to industry sources and management estimates.

Our Competitive Strengths
Our Network of Clients, Products, Geographies and Protocols
Our clients continue to come to our trading venues because of our large network and deep pools of liquidity, which result in better and more efficient trade execution. We expand our relationships through our integrated technology and new offerings made available to our growing network of clients. As an electronic trading marketplace for key asset classes and products, we benefit from a virtuous cycle of liquidity — trading volumes growing together and re-enforcing each other. We expect our existing clients to trade more volume on our trading venues and to attract new users to our already powerful network, as liquidity on our marketplaces continues to grow and we offer more products and value-added solutions. The breadth of our network, products, global presence and embedded scalable technology offers us unique insights and an established platform to swiftly enter additional markets and offer new value-added solutions. This is supported by more than 25 years of successful innovation and long trusted relationships with our clients.
We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. treasuries, TBA MBS, European government bonds, global interest rate swaps, ETP-traded Yen-denominated interest rate swaps and European ETFs. We cover all major client sectors participating in electronic trading, including the institutional, wholesale and retail client sectors. In addition, we provide the full spectrum of trading protocols from voice to sweeps (session-based trading) through RFQ to CLOB.
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
More recently, we introduced Tradeweb’s Rematch, an industry-exclusive solution, offering institutional investors trading within AllTrade previously unavailable access to hundreds of millions of dollars in unmatched risk from dealers’ sessions, opening the door to a significantly larger pool of liquidity. We were also the first trading platform to offer portfolio trading for corporate bonds, creating a new and efficient way for participants to move risk. We helped make trading in credit markets more efficient by partnering with major dealers to improve liquidity and reduce the cost of net spotting the U.S. treasury in connection with a corporate bond trade. This net spotting functionality allows our credit clients to spot multiple bonds at the same time using our multi-dealer net spotting tool to net their interest rate risk simultaneously using one spot price. We have also worked side-by-side with clients and federal agencies to customize solutions for their particular needs in the TBA MBS market. For example, in direct collaboration with our leading TBA MBS clients we developed our Round Robin functionality to help resolve the issue of systemic fails on TBA MBS trades and reduce the operational risk and costs associated with delivery failures that often plague the TBA MBS market. In conjunction with Freddie Mac, we developed a direct-to-Freddie Mac exchange path for institutional clients related to the single security initiative, paving the way for a combined Freddie Mac and Fannie Mae TBA market of Uniform Mortgage-Backed Securities. Through collaborative endeavors like these, we have become deeply integrated into our clients’ workflow and become a partner of choice for new innovations.
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

Our Global Regulatory Footprint and Domain Expertise
We are regulated (as necessitated by jurisdiction and applicable law) or have necessary legal clearance to offer our platforms and solutions in major markets globally, and our experience provides us credibility when we enter new markets and facilitates our ability to comply with additional regulatory regimes. With extensive experience in addressing existing and pending regulatory changes in our industry, we offer clients a central source of expertise and thought leadership in our markets and assist them through the myriad of regulatory requirements. We then provide our clients with trading platforms that meet regulatory requirements and enable connectivity to pre- and post-trade systems necessary to comply with their regulatory obligations.
Platforms and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading venues and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, data powers our Automated Intelligent Execution (“AiEX”) functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2021, the percentage of trades executed by our institutional clients using our AiEX functionality was 30% of total institutional trades, up from 6% in 2015, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. treasuries, European government bonds, global swaps, U.S. and European corporate bonds and global ETFs.
Our over 25 year operating history has allowed us to build comprehensive and unique datasets across our markets and, as we add new products to our platforms, we will continue to create new datasets that may be monetized in the future. Our marketplaces generate valuable data, processing over 60,000 trades and over 2.0 billion pre-trade price updates daily, that we collect centrally and use as inputs to our pre-trade indicative pricing and analytics. We maintain a full history of inquiries and transactions, which means, for example, we have over 25 years of U.S. treasury data. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with Refinitiv and through distributing additional datasets and analytics offerings through our own network or through other third-party networks.
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

Continue to Grow Our Existing Markets
We believe there are significant opportunities to generate additional revenue from secular and cyclical tailwinds in our existing markets:
Growth in Our Underlying Asset Classes
The underlying volumes in our asset classes continue to increase due to expanded government and corporate issuance. In addition, the government bond market is foundational to and correlative to virtually every asset class in the cash and derivatives fixed income markets. Select products that we believe have a high growth potential due to current market trends include global government bonds, interest rate derivatives, ETFs, repurchase agreements and credit cash products.
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

Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. In 2017, we expanded into China to offer our global clients access to the Chinese bond market through our initiative with BondConnect, where Northbound trading began in 2017, and in 2020 we launched CIBM Direct. During 2021, we recently completed our first Southbound BondConnect transactions for various bonds tradable in the Hong Kong bond market, offering onshore investors enhanced access to oversees liquidity, pre-trade transparency and innovative trading protocols. We continue to focus on these initiatives and on other opportunities in China, and on expanding opportunities with clients in the Asia region more broadly. In addition, we have expanded our product set to include wholesale electronic repurchase agreements, as well as U.S. and European bilateral repurchase agreements, European cash equities and U.S. options for our institutional client sector. We also intend to leverage innovation and technology capabilities to develop new solutions that help our clients trade more effectively and efficiently. For example, our swap compression functionality allows clients to reduce their swap positions at the clearinghouse, resulting in significant cost savings. On our institutional U.S. credit platform, our portfolio trading solution allows clients to obtain competitive prices on a full basket of securities and trade on net present value from dealers. In addition, multi-asset package (MAP) trading allows clients to simultaneously execute interest rate swaps, inflations swaps and government bonds in a single electronic package enabling clients to achieve more competitive pricing, reduce manual booking errors and increase execution speed. Net spotting, which links our institutional U.S. credit and U.S. treasury markets allows clients to reduce the operational stress and financial cost of executing offsetting Treasury hedges for corporate bonds that trade at a spread to the U.S. treasury. Given the breadth of expertise of our sales people and management, we have the ability to focus on new client opportunities and on selling additional solutions to existing clients.
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
Pursue Strategic Acquisitions and Alliances
As part of our culture of collaborative innovation, throughout our history we have completed various acquisitions and initiated several formal strategic alliances. These alliances have taken several forms, including distribution partnerships, technological alliances and other financial arrangements. We intend to continue to selectively consider opportunities to grow through strategic alliances and acquisitions. For example, in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform. This and other opportunities should enhance our existing capabilities, allow us to leverage the scale of other parties and accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture.

Our Client Sectors
We have a powerful network of approximately 2,500 clients across the institutional, wholesale and retail client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Since the founding of Tradeweb more than 25 years ago, we have developed trusted relationships with many of our clients and have invested to integrate with their capital markets technology infrastructures. This has facilitated the collaborative approach we employ to solve our clients’ evolving workflow needs.
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
Wholesale
We provide fully electronic, hybrid and voice trading for the wholesale community on our Dealerweb platform. Our clients include approximately 300 dealers with more than 100 dealers actively trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer clients also trade on the Tradeweb Institutional and Tradeweb Direct platforms. Dealerweb’s leading markets include TBA MBS, global credit products, U.S. treasuries, repurchase agreements and U.S. dollar-denominated swaps. Our electronic trading protocols include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 50% growth in the number of e-participants on our wholesale client sector markets since 2016.
Retail
Tradeweb Direct, our regulated Alternative Trading System (“ATS”), offers financial advisors and their retail clients access to micro-lot liquidity provided by our network of broker-dealers. Tradeweb Direct serves approximately 40,000 financial advisors at approximately 250 retail brokerage and advisory firms. In addition, certain Tradeweb Direct clients provide access to approximately 40,000 retail clients through white-labeled, web-based front ends. Tradeweb Direct also provides access to its ATS to large and middle-market asset managers. Tradeweb Direct offers trading in a range of products, including U.S. corporate bonds, treasuries, municipal bonds and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Participants on Tradeweb Direct have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.

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
In addition, we currently support trading across over 25 currencies globally.
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
•Pre-Trade Data and Analytics: We provide clients with accurate, real-time market data and streaming price updates across more than 40 products. Major financial publications across the globe reference our market data. Our real-time market data services include major government bonds, corporate bonds, mortgage-backed securities, fixed income derivatives and money markets. For example, data and analytics power our Automated Intelligent Price, or Ai-Price, functionality, which delivers benchmark pricing and insights for approximately 25,000 U.S. corporate bonds. We integrate directly with order management systems allowing for order entry and pre-trade compliance and risk analysis. Clients are also able to perform credit checks for cleared derivatives trading — either with limits on our system or through connectivity to the futures commission merchants.
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
◦Rematch. Our Rematch protocol allows dealers to send accepted, but unmatched orders from a Sweep session to the all-to-all network as an anonymous RFQ. For a pre-set period of time, sell-side participants create a second opportunity to trade a given security with a larger and more diverse set of counterparties. Rematch connects our wholesale liquidity to our institutional and retail liquidity pools.
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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, Intercontinental Exchange (“ICE”) (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet) and others in the credit and municipal markets; Bloomberg, Euronext (MTS), CME Group (NEX Group), BGC Partners (Fenics), MarketAxess (LiquidityEdge) and others in the rates and derivatives markets; and Virtu (RFQ-hub) and Bloomberg in the equities and ETF markets.
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
•Market data and information vendors: Market data and information providers, such as Bloomberg, IDC (now part of ICE) and IHS Markit, have a pervasive presence across the financial trading community. Their data and pre- and post-trade analytics compete with offerings we provide to support trading on our marketplaces.
We face intense competition, and we expect competition with a broad range of competitors to continue to intensify in the future. See Part I, Item 1A. – “Risk Factors — Risks Relating to Industry Dynamics and Competition — Failure to compete successfully could materially adversely affect our business, financial condition and results of operations.”
Proprietary Technology
Over the past 25 years, we have collaborated with our clients to continually innovate and evolve with the structure of our markets. This collaboration enables us to remain agile across client sectors, geographies, asset classes and products providing speed to market and a distinct cost and innovation advantage to our clients. Critical to our ability to collaborate with clients and remain at the forefront of evolving market trends is our team of over 350 technologists, which works closely with our client, product and sales teams and has deep market knowledge and domain expertise. This knowledge and expertise not only allows us to address client demand but also to focus on those solutions that can be scaled across client sectors, asset classes and trading protocols.
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
•Strong disaster recovery and business continuity planning: We maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have eight datacenters across the United States, the United Kingdom (“UK”) and Japan. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies.

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
U.S. Regulation
In the United States, the SEC is the federal agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. Three of our broker-dealers operate alternative trading systems subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or have registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act, the Exchange Act, the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.
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
Following the 2008 financial crisis, legislators and regulators in the United States adopted new laws and regulations, including the Dodd-Frank Act. Various rules and regulations were promulgated following the financial crisis, such as the Volcker Rule and additional bank capital and liquidity requirements.

In addition, Title VII of the Dodd-Frank Act (“Title VII”) amended the Commodity Exchange Act and the Exchange Act to establish a regulatory framework for swaps, subject to regulation by the CFTC, and security-based swaps, subject to regulation by the SEC. The CFTC has completed the majority of its regulations in this area, most of which are in effect. The SEC has also finalized many of its security-based swap regulations, although a significant number are not yet in effect. Among other things, Title VII rules require certain standardized swaps to be cleared through a central clearinghouse and/or traded on a designated contract market or SEF, subject to various exceptions. Title VII also requires the registration and regulation of certain market participants, including SEFs. As these rules require SEFs to maintain robust front-end and back-office information technology capabilities and to make large and ongoing technology investments, and because SEFs may be supported by a variety of voice and auction-based execution methodologies, we expect our hybrid and fully electronic trading capability to perform strongly in such an environment. The SEC has proposed a number of rules relating to the registration and regulation of security-based swap execution facilities (“SBSEFs”), but has only finalized some of these rules, and is in the process of implementing others. While we therefore cannot yet predict the ultimate effect these rules will have on our business, we expect that certain of our subsidiaries may be required to register as SBSEFs if and when the SEC finalizes these rules.
The administration under President Trump and the Republican Party passed legislation to roll-back key pieces of the Dodd-Frank Act in an effort to loosen certain regulatory restrictions on financial institutions. Under President Biden’s administration, it is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us. In particular, there can be no assurance that rules impacting our clients will be amended or repealed.
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
The FCA’s strategic objective is to ensure that the UK’s markets function well and its operational objectives are to protect consumers, to protect and enhance the integrity of the UK financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act 2000 (“FSMA”) and subsequent legislation and regulations. Subject to section 178 of FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates is required to obtain prior approval from the FCA.
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
Much of our derivatives volumes continue to be executed by non-U.S. based clients outside the United States and is subject to local regulations. In particular, the European Union (“EU”) has enhanced the existing laws and developed new rules and regulations targeted at the financial services industry, including MiFID II and Markets in Financial Instruments Regulation (“MiFIR”), which were implemented in January 2018 and which introduced significant changes to the EU financial markets designed to facilitate more efficient markets and greater transparency for participants.

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
Further effects of Brexit will depend on any agreements the UK and EU may make, including in relation to access to the financial services markets. In December 2020 the UK and EU agreed to the terms of a trade and cooperation agreement, including a joint declaration on financial services, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the UK and EU unilaterally. Negotiations to determine the details of the future cooperation and relationship between the UK and the EU, including with regard to access to each other’s financial markets, remain ongoing. While the UK and EU equivalence regimes are expected to remain autonomous, the negotiations are complex, and remain politically uncertain. The financial services negotiations are expected to result in a framework for regulatory cooperation being codified in a Memorandum of Understanding, though this is not certain.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2021, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 19 – Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Execution Access, LLC, acquired in June 2021, is an SEC-registered broker-dealer, operates an ATS and is a member of FINRA.
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
The Singapore branch of Tradeweb Europe Limited is regulated by the MAS as a Recognised Market Operator (“RMO”).
The Hong Kong branch of Tradeweb Europe Limited is regulated by the SFC as an Automated Trading Service.
Tradeweb Commercial Information Consulting (Shanghai) Co., Ltd. is a wholly-owned foreign enterprise (WOFE) in China for the purpose of providing consulting and marketing activities in China. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China (PBOC) for the provision of Bond Connect and CIBM Direct.
TW SEF LLC is a CFTC-registered SEF. TW SEF LLC is formally exempt from registration as an exchange in the Canadian provinces of Alberta, Ontario and Quebec and is recognized as a foreign trading venue in Switzerland. TW SEF LLC is approved and regulated by ASIC as an Overseas Australian Market Operator Licensee.
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
Tradeweb Execution Services Limited is authorized and regulated in the UK by the FCA as an Investment Firm (“BIPRU Firm”).
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
As of December 31, 2021, we had 1,046 employees, 755 of whom were based in the United States and 291 of whom were based outside of the United States. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Diversity, Equity and Inclusion
We understand that our diverse pool of talents, ideas and worldviews make us strong as a company, and we are committed to maintaining a safe and inclusive environment for everyone. Through our Diversity, Equity and Inclusion Committee, we raise awareness, provide a forum to discuss diversity and inclusion and promote a diverse and inclusive culture. Through our One Tradeweb series, consisting of interactive panel discussions with Tradeweb employees about their own personal experiences across the many different elements of diversity, we aim to educate, empower and support each other as a community by sharing stories and listening to one another. This leads to understanding and compassion, and creates a more supportive and inclusive environment for everyone.
The global Diversity, Equity and Inclusion committee has four subcommittees to get everyone involved in recruitment, philanthropy, training, and the One Tradeweb series. Our commitment has been demonstrated through partnerships with local organizations, such as Streetwise Partners, Little Flower, DREAM (formerly Harlem RBI) and Cristo Rey High School, that focus on assisting diverse students in New York City through mentorship, interview preparation and career counseling. By focusing on employee volunteerism in these areas, our employees have the opportunity to take action and make a difference. These efforts all support our multi-layered strategy for recruiting diverse talent by leveraging relationships with a number of external organizations to cement our commitment to diversity at the intern, college graduate and experienced hire levels.
Health and Well-being
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
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our staff and clients stay connected and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. Our successful transition to remote work nearly two years ago reflected our commitment to keeping our employees safe, helping our clients succeed and playing a positive role in our markets. Those same priorities guide our approach to our robust and safe return back to the office. In June 2021, we began to transition many roles within Tradeweb to a hybrid approach in our return to the office plans. Our creative and flexible return to the office plans were designed to keep driving our business forward and allow safe collaboration and positive team dynamics. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
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
Our employee engagement programs provide employees with the resources they need to help develop themselves and our shared culture—celebrating our differences and common purpose as our people grow both as unique individuals and as a collective, positive force in the world. Tradeweb has established and supports a number of committees and affinity groups dedicated to improving our people’s lives at work and advancing their personal and professional development. These include the Tradeweb Global Women’s Network, the Social Engagement Committee and the Working Parents Network, among others. Through regular town halls hosted by our Chief Executive Officer (“CEO”) and President, as well as employee surveys, we gather valuable feedback to ensure our employees’ voices are heard.
Community Involvement and Philanthropy
We believe it is our responsibility to improve the communities around the world where our employees live and work. We bring these opportunities to our employees through our philanthropy group, Tradeweb Cares, which focuses on corporate partnerships, encouraging employee volunteerism and matching of qualifying charitable contributions by our employees up to $1,000 per year per employee. We partner with organizations focused on reducing inequality and poverty in our society, as well as those that promote good health and well-being and improving quality in education outcomes.
Corporate Sustainability – Environmental, Social and Governance Matters
We are committed to doing our part to help financial markets and the world move toward a more sustainable global financial system. In September 2021 we published our inaugural Corporate Sustainability Report to increase transparency for our strong foundation in environmental, social and governance (“ESG”) matters. While the reporting is new, our strong foundation in ESG principles is not. We have long been committed to creating and fostering an inclusive workplace, celebrating our diverse employee base, providing transparency and innovation for our markets and ensuring transparency and validity for the data that propels them. Our long-term view encompasses ever more sustainable ways of working and investing as we forge the links between better serving markets and better serving the world.
The Environment
We seek to better understand the environmental impact of our operations through measurable means, and to set attainable targets and timelines for environmental impact reporting, including the eventual setting of targets for greenhouse gas emissions and energy reduction and offsetting. While our business involves limited direct environmental risks, we will endeavor to make our operations and impact more sustainable over time. We intend to continue to offer a more flexible work-from-home policy where appropriate, and to allow employees to work from offices closer to their homes. This may lead to a smaller physical office footprint and may potentially decrease commute-related emissions. In addition, our London office space, which accounts for approximately 12% of our global real estate footprint by square footage, is powered by 100% renewable energy from wind, solar and hydro power sources. Our New York City headquarters has also held many certifications over the years, including Energy Star in 2016 and 2017, and Leadership in Energy and Environmental Design (“LEED”) Gold in 2018. We are working toward setting a minimum standard Energy Star/LEED certification level into our office space procurement plan, and for any future office space arrangements, we will consider the energy efficiency programs of the building as well as its practices for recycling, water, trash removal, and sustainable maintenance. Technical improvements, including the exploration of increased use of cloud-based solutions for our various business purposes, and virtual collaborative tools, have also helped to reduce our physical space, hardware, and printing needs. Our data centers in the United Kingdom already use 100% renewable energy certified by the Renewable Energy Guarantees of Origin (“REGO”) certification scheme and in the U.S., three of our four data centers are Energy Star certified. We are currently engaged with our U.S. data centers on their plans for increasing certifications and exploring options for renewable energy. We have also begun the process of working with our data centers in Asia to understand their energy usage.

In April 2021, we joined the Climate Bonds Initiative’s (“CBI”) Partnership Programme. CBI is an international, investor-focused not-for-profit organization promoting investment in projects and assets necessary for a rapid transition to a low-carbon and climate-resilient economy. The Climate Bonds Standard and Certification Scheme (the “Scheme”) is a labeling scheme for bonds, loans and other debt instruments. The Scheme’s rigorous scientific criteria are intended to ensure consistency with the Paris Agreement’s goal of limiting global warming to 1.5 degrees Celsius above pre-industrial levels. The Scheme is used globally by bond issuers, governments, investors and the financial markets seeking to prioritize investments that genuinely contribute to addressing climate change. CBI has been tracking the green-labeled bond (“Green Bond”) market since 2009. By partnering with CBI, we aim to promote the visibility and accessibility of Green Bond trading activity across a wide range of asset classes, and leverage CBI data to provide transparency and clarity around the Green Bond trading volumes and trends on our platforms. In 2021, CBI-screened Green Bond trading accounted for $136 billion of the total $148 billion in global Green Bond trading volume executed on Tradeweb (excluding ETF). This represents an increase of 72% from 2020. We have provided our Retail platform users with the ability to search specifically for Municipal Green Bond offerings since 2018. Additionally, we rolled out Green Bond highlights in 2020 on the Tradeweb Institutional platform, covering Global Credit and European Government Bonds, so users can immediately identify Green Bonds on screen. We plan to continually increase the data available to our clients around Green Bonds, and to expand to other ESG-related securities.
Our People and Communities
We value and encourage diverse perspectives, and strive to cultivate a team with varied and robust ideas. We aim to give everyone the access and ability to grow as an individual and, eventually, a leader. For more information on how we support our people and help foster a diverse workforce please see “– Human Capital” above.
In addition, our Sustainability Action Network aims to provide all of our employees with the opportunity to shape the way we approach our environmental impact. By bringing employees across functions and skill-sets together to ensure enterprise-wide integration of sustainability principles, the network has impacted a variety of initiatives, including recycling and upcycling, managing our corporate environmental footprint and educating employees on the issues facing our planet. The network has also been a conduit for charitable support of Oceanic Global, The Nature Conservancy, Conservation International and other groups taking action on preserving the planet’s ability to sustain life.
Our Governance
We have invested in strong and well-established governance structures across our global enterprise, led by a diverse Board of Directors that is deeply experienced in our business and highly focused on advancing our ESG strategies across the company. As part of that commitment, during 2020, we established an ESG Steering Committee comprising senior level executives covering major business directives across the company. The ESG Steering Committee is an advisory board assembled to guide our focus, and ensure delivery on our thoughtful approach to integrating our ESG strategy into all aspects of our business and operations. To support the implementation of our ESG strategy, a dedicated role was also established in December 2020 to organize and manage our global Corporate Social Responsibility and ESG initiatives. This role reports directly to the Global Head of Corporate Development, who is the chair of the ESG Steering Committee.
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
LSEG Transaction
On January 29, 2021, LSEG completed its acquisition of Refinitiv from a consortium, including certain investment funds affiliated with Blackstone as well as Thomson Reuters, in an all share transaction.

Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb, holding approximately 87.8% of our combined voting power as of December 31, 2021. Tradeweb remains a standalone, publicly-traded company, and the LSEG Transaction did not result in any changes to our stockholder voting rights, and we have not experienced and do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. Our existing market data license agreement with Refinitiv remains unchanged. However, the non-compete period applicable to Refinitiv in their restrictive covenant agreement with us was terminated as of January 29, 2021.
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
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and Twitter. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

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
Risks Relating to Security and Intellectual Property
•We could face actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks.
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
Risks Relating to our Organizational Structure and Governance
•Refinitiv controls us and its interests may conflict with ours or yours.
•We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq.
•Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders.
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
•If we are deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Relating to Ownership of our Class A Common Stock
•Refinitiv and the Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
•The market price of our Class A common stock may be highly volatile.
•Sales, or the potential for sales, of a substantial number of shares of our Class A common stock in the public market could cause our stock price to drop significantly.
•If securities or industry analysts cease publishing research or reports about us, adversely change their recommendations or publish negative reports regarding our business or our Class A common stock, our stock price and stock trading volume could materially decline.
•We intend to continue to pay regular dividends, but our ability to do so may be limited.
•The requirements of being a public company may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies; and
•catastrophic events, such as natural disasters, extreme weather events, actual or threatened acts of war, terrorism or other armed hostilities or outbreaks of pandemic or contagious diseases, such as COVID-19 and its variants, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS).
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
Our dealer clients also buy and sell through traditional methods, including by telephone, e-mail and instant messaging, and through other trading platforms. Some of our dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our dealer clients are involved in other ventures, including other trading platforms or other distribution channels, as trading participants and/or as investors. In particular, certain of our dealer clients have their own competing trading platform and frequently invest in such businesses and may acquire ownership interests in similar businesses, and such businesses may also compete with us. These competing trading platforms may offer some features that we do not currently offer or that we are unable to offer, including customized features or functions. Accordingly, there can be no assurance that such dealer clients’ primary commitments will not be to one of our competitors or that they will not continue to rely on their own trading platforms or traditional methods instead of using our trading platforms.
Although we have established and maintain significant long-term relationships with our key dealer clients, we cannot assure you that all of these relationships will continue or will not diminish. Any reduction in the use of our trading platforms by our key dealer clients, for any reason, and any associated decrease in the pool of capital and liquidity accessible across our marketplaces, could reduce the volume of trading on our platforms, which could, in turn, reduce the use of our platforms by their counterparty clients. In addition, any decrease in the number of dealer clients competing for trades on our trading platforms, could cause our dealer clients to forego use of our platforms and instead use platforms that provide access to more competitive trading environments and prices. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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
Our business consists of providing consistent two-sided liquidity to market participants across numerous geographies, asset classes and products. In addition, in the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Credit Risk.” In the event of a systemic market event resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Many trades in the securities markets, and an increasing number of trades in the over-the-counter derivatives markets, are cleared through central counterparties. These central counterparties assume and specialize in managing counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearinghouse’s risk management methodology will be adequate to manage one or more defaults. Given the counterparty performance risk that is concentrated in central clearing parties, any failure by a clearinghouse to properly manage a default could lead to a systemic market failure. If trading counterparties do not meet their obligations, including to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Our business also depends on our ability to continue to attract, motivate and retain a large number of highly qualified personnel in order to support our clients and achieve business results. There is a limited pool of employees who have the requisite skills, training and education. Identifying, recruiting, training, integrating and retaining qualified personnel requires significant time, expense and attention, and the market for qualified personnel, particularly those with experience in technology, clearing and settlement, product management and regulatory compliance, has become increasingly competitive as an increasing number of companies seek to enhance their positions in the markets we serve. In particular, we compete for technology personnel with highly innovative technology companies and large companies focused on technology development. Many of these companies have significant financial resources and recognized brands and may be able to offer more attractive employment opportunities and more lucrative compensation packages. Our inability to attract, retain and motivate personnel with the requisite skills could impair our ability to develop new platforms, platform features or solutions, enhance our existing platforms and solutions, grow our client base, enter into new markets, operate under various regulatory frameworks or manage our business effectively.
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
As of December 31, 2021, we had goodwill of $2.8 billion and indefinite-lived intangible assets of $0.3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.

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
The success of our growth plan depends, in part, on our ability to implement our business strategies. In particular, our growth depends on our ability to maintain and expand our network by attracting new clients, increasing the use of our platforms and solutions by existing clients and by integrating them across geographies and a wide range of asset classes, products, trade types and trade sizes within our marketplaces. Our growth also depends on, among other things, our ability to increase our market share, add new products, enhance our existing platforms and solutions, develop new offerings that address client demand and market trends and stay abreast of changing market conditions and regulatory requirements. Our growth may also be dependent on our ability to further diversify our revenue base. We currently derive approximately 52% of our revenue from our Rates asset class. Our long-term growth plan includes expanding the number of products we offer across asset classes, by investing in our development efforts and increasing our revenues by growing our market share in our existing markets and entering into new markets. We cannot assure you that we will be able to successfully execute our growth plan or implement our business strategies within our expected timing or at all or be able to maintain or improve our current level of business, and we may decide to alter or discontinue certain aspects of our growth plan at any time.
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
From time to time, we consider acquisitions, which may not be completed or, if completed, may not be ultimately beneficial to us. We have made several acquisitions in the past, including the purchase of the Hilliard Farber & Co. business in 2008, the Rafferty Capital Markets business in 2011, BondDesk in 2013, CodeStreet in 2016 and Nasdaq’s U.S. fixed income electronic trading platform in 2021. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.
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
In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or a long preparation period before we commence providing trading venues and solutions and/or begin earning revenues pursuant to such arrangement. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner, we may not be successful in maintaining the relationship.
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
We have operations in the United States, China, Japan, Hong Kong, Singapore, the UK and the Netherlands. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
•local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as COVID-19 and its variants, Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and Middle East Respiratory Syndrome (MERS);
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
The UK withdrew from the EU on January 31, 2020 (the “exit date”), and in December 2020 the UK and EU agreed to the terms of a trade and cooperation agreement, including a joint declaration on financial services, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. Negotiations to determine the details of the future cooperation and relationship between the UK and the EU, including with regard to access to each other’s financial markets, remain ongoing. While the UK and EU equivalence regimes are expected to remain autonomous, the negotiations are complex, and remain politically uncertain. The financial services negotiations are expected to result in a framework for regulatory cooperation being codified in a Memorandum of Understanding, though this is not certain.
The UK’s departure from the EU and the terms of the future relationship between the UK and the EU could significantly impact the business environment in which we and our clients operate, increase the costs of conducting business in both the UK and the EU, impair or prohibit access to EU clients, affect market liquidity and introduce significant new uncertainties with respect to the legal and regulatory requirements to which we and our clients are subject. In particular, Brexit has significantly affected the fiscal, monetary and regulatory landscape in both the UK and the EU, and may continue to impact their respective economies, which could have a materially adverse impact on us despite our international client base. Until the terms of the future relationship are fully settled, volatility in exchange rates may continue and it will remain unclear how Brexit may ultimately affect liquidity in our marketplaces.
Significantly, the long-term effects of Brexit on our business will depend on any future agreements the UK makes to retain access to the EU single market and vice versa. With a loss of “passporting” rights, which allowed UK financial services firms to operate throughout the EU, and with no equivalent agreement in place between the UK and EU, our UK authorized subsidiary is no longer able to provide services to EU clients other than in limited circumstances. As a result of the uncertainty related to Brexit, we have established a new regulated subsidiary in the Netherlands that now serves clients in the EU, and for which we have incurred, and expect to continue to incur, increased regulatory and operational costs. These costs result from having established a new regulated subsidiary in the EU and the management of a client and employee base that is less centralized in London.
With Brexit, the UK has ended the applicability of EU law in the UK by repealing the European Communities Act 1972, and by “on-shoring” EU law as it stands at exit into domestic law. With the exception that the UK has made secondary legislation to enable correction to be made to EU laws as they are on-shored – and where they would otherwise have no longer operated appropriately following Brexit - the UK and EU on -shore laws are substantively the same. Over time however, EU and UK laws may diverge, the pace and extent of which will be political and uncertain. The cost and complexity of operating across increasingly divergent regulatory regimes could continue to increase following Brexit, and this could have a material adverse effect on our business, financial condition, and results of operations.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Since we operate in several different countries outside the United States, most notably the UK, Netherlands, Japan, as well as China, Singapore, Hong Kong and Canada, among others, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the British pound sterling and Euros, as well as Japanese Yen, Chinese Yuan Renminbi, Singapore dollars, Hong Kong dollars and Canadian dollars, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events, such as Brexit, the 2020 U.S. presidential election, uncertainty regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, the passage of U.S. tax reform legislation and concerns over the interest rate environment (particularly with respect to short-term rates), have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the Euro.
While we engage in hedging activity to attempt to mitigate currency exchange rate risk, these hedging activities may not fully mitigate the risk. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.

Risks Relating to Security and Intellectual Property
Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks could harm our business, reputation and results of operations.
Our business relies on technology and automation to perform significant functions within our firm. Because of our reliance on technology (including through our use of third-party service providers), we are susceptible to various cyber-threats to our systems, networks and infrastructure, in particular those that power our platforms and solutions. Similar to other financial services companies that provide services online, we have experienced, and likely will continue to experience, cyber-threats, cyber-attacks and attempted security breaches. Cyber-threats and cyber-attacks vary in technique and sources, are persistent, frequently change and increasingly are more sophisticated, targeted and difficult to detect and prevent against. These threats and attacks may come from external sources such as governments, crime organizations, hackers and other third parties or may originate internally from an employee or a third-party service provider, and can include unauthorized attempts to access, disable, interrupt, improperly modify or degrade our information, systems, networks and infrastructure or the introduction of computer viruses, ransomware, malware, and other malicious codes and fraudulent “phishing” emails or other forms of social engineering that seek to misappropriate data and information. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction in our systems, networks, infrastructure and other operations, affecting, in particular, our platforms and solutions, which could result in reputational damage, financial losses, client dissatisfaction, regulatory enforcement actions, fines and penalties and/or private litigation.
While we have dedicated personnel who are responsible for maintaining our cybersecurity program and training our employees on cybersecurity, and while we utilize third-party technology products and services to help identify, protect and remediate our systems, networks and infrastructure, our defensive measures and security controls may not be adequate or effective to prevent, identify or mitigate cyber-attacks or security breaches. We are also dependent on security measures, if any, that our third-party service providers and clients take to protect their own systems, networks and infrastructures. Because techniques used to obtain unauthorized access to, or to sabotage, systems, networks and infrastructures change frequently and generally are not recognized until launched against a target, we, our third-party service providers or our clients may be unable to anticipate these techniques or to implement adequate defensive measures or security controls. Additionally, we may be required in the future to incur significant costs to continue to minimize, mitigate against or alleviate the effects of cyber-attacks, security and data breaches or other security vulnerabilities and to protect against damage caused by such events.
There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by U.S. and foreign regulators. We have a Risk Steering Committee that includes the heads of Risk Management, Information / Cyber Security, Regulatory Compliance, Human Resources and Internal Audit. Our information / cyber security program is overseen internally by our Risk Steering Committee (and specifically, our Chief Risk Officer and Chief Information Security Officer), which in turn, is overseen by our board of directors and audit committee. Senior members of the Risk Steering Committee provide regular updates to our audit committee and the board of directors.
As regulatory focus increases, we may be required to devote significant additional financial, operational and technical resources to modify and enhance our defensive measures and security controls and to identify and remediate any security vulnerabilities. In addition, any adverse regulatory actions that may result from a cybersecurity incident or a finding that we have inadequate defensive measures and security controls, could result in regulatory enforcement actions, fines and penalties, private litigation and/or reputational harm.
Although we have not been a victim of a cyber-attack or other cybersecurity incident that has had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity incidents, including attempted distributed denial of service attacks, malware infections, phishing and other information technology incidents that are typical for an electronic financial services company of our size. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our security measures and the reliability of our platforms and solutions, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

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
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The requirements imposed by these regulators are designed to safeguard the integrity of the financial markets and to protect public investors generally rather than the interests of our stockholders, and we could become subject to increased governmental and public scrutiny in the future in response to global conditions and events. The SEC, the CFTC, the FINRA, the National Futures Association (“NFA”) and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the UK, De Nederlandsche Bank (“DNB”), the Netherlands Authority for the Financial Markets (“AFM”), the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Japanese Financial Services Agency, the Japan Securities Dealers Association and the Australian Securities and Investment Commission.
Most aspects of our business, and in particular our broker-dealer, SEF and introducing broker subsidiaries, are subject to laws, rules and regulations that cover all aspects of our business, including manner of operation, system integrity, anti-money laundering and financial crimes, handling of material non-public information, safeguarding data, capital requirements, reporting, record retention, market access, licensing of employees and the conduct of officers, employees and other associated persons. See Part I, Item 1. – “Business – Regulation,” for a further description of the laws, rules and regulations that materially impact our business. There can be no assurance that we and/or our directors, officers and employees will be able to fully comply with these laws, rules and regulations. Any failure to comply with such legal and regulatory requirements could subject us to increased costs, fines, penalties or other sanctions, including suspensions of, or prohibitions on, certain of our activities, revocations of certain of our licenses or registrations, such as our membership in FINRA or our registration as a broker-dealer, or suspension of personnel.

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
In addition, regulatory bodies in Europe have developed and continue to develop rules and regulations targeted at the financial services industry. Additionally, most of the world’s major economies have introduced and continue to introduce regulations implementing Basel III, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. The continued implementation of new rules and regulations concerning bank capital standards could restrict the ability of our large bank and dealer customers to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our trading platforms and diminish transaction velocity. In addition, as regulations are introduced which affect our prudential obligations, the regulatory capital requirements imposed on certain of our subsidiaries may change.
We believe that it remains difficult to know conclusively how future regulatory developments may directly affect our business. We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations. In addition, we cannot predict how current proposals that have not yet been finalized and/or that remain subject to ongoing debate will be implemented or in what form. We believe that uncertainty and potential delays around the final form of such new laws, rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.
Our actual or perceived failure to comply with privacy, data protection and information security laws, rules, regulations and obligations could harm our business.
Certain types of information we collect, compile, store, use, transfer and/or publish are subject to numerous federal, state, local and foreign laws and regulations regarding privacy, data protection and information security. These laws, rules and regulations govern the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content. The scope of these laws, rules and regulations are changing, subject to differing interpretations, may be inconsistent among jurisdictions or conflict with other laws, rules or regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to applicable privacy, data protection and information security.

The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, in the European Economic Area (the “EEA”), the General Data Protection Regulation (“GDPR”) imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. The GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the U.S.) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements, including use of standard contractual clauses (“SCCs”), issued by the European Commission. Following the Schrems II decision of the Court of Justice of the European Union in July 2020, which, among other things, made clear that reliance on then-existing SCCs alone may not necessarily be sufficient in all circumstances, there remained uncertainty as to the general permissibility of international data transfers under the GDPR. While uncertainty remains, on June 4, 2021, the European Commission published a new set of SCCs, providing for a staggered 18-month implementation period. Since September 27, 2021, it is no longer possible to conclude contracts incorporating these previous versions of the SCCs. For contracts entered into before September 27, 2021, it is still possible to rely on the previous versions of the SCCs until the end of the implementation period (December 27, 2022), provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on previous SCCs ensures that the transfer is subject to appropriate safeguards. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and we evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the SCC cannot be used (or cannot be used alone) and/or start taking enforcement action, we could incur substantial costs and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.
Further, the advent of Brexit created some initial uncertainty with regard to the regulation of the transfer of personal data between the United Kingdom and Europe. At the time of Brexit, it was unclear how data transfers to and from the UK would be regulated after the grace period expired and whether or not the UK would receive an adequacy decision from the European Commission permitting the cross-border transfer of personal data. The situation regarding data transfers in and out of the EU as a result of the UK leaving the EU has been in large part resolved by the adequacy decisions by the EU and UK which are expected to last until June 27, 2025. Regardless of these adequacy decisions, we generally adopt the higher level of compliance standards in any given situation and, with regards to the processing of personal data of UK and EU citizens, we have adopted the approved model clauses for the processing of personal data by all the group companies. Nevertheless, given that the adequacy decisions are new and untested, there remains some uncertainty about such data transfers and we may need to further bolster our resources with respect to compliance in this area.
There has also been increased regulation of data privacy and security in the U.S. at the state level. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, broadly defines personal information, gives California residents expanded data privacy rights and protections to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations and a private right of action for data breaches. In addition, the California Privacy Rights Act (“CPRA”), which takes effect on January 1, 2023, will significantly expand the CCPA. Among other changes, the CPRA introduces additional obligations such as data minimization and storage limitations; establishes a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; and grants additional rights to consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA has marked the beginning of a trend toward more stringent state data privacy legislation in the U.S., which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, Virginia has adopted a new state data protection act referred to as the Virginia Consumer Data Protection Act, or CDPA, which is set to take effect on January 1, 2023. Further, Colorado has adopted a new state data protection act titled the Colorado Privacy Act, which is set to take effect on July 1, 2023.
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

We are exposed to litigation risk.
We are from time to time involved in various litigation matters and claims, including lawsuits regarding employment matters, breach of contract matters and other business and commercial matters. See Part I, Item 3. – “Legal Proceedings.” Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. These risks include, among others, disputes over terms of a trade and claims that a system failure or delay caused monetary loss to a client or that an unauthorized trade occurred. Although we carry insurance that may limit our risk of damages in some matters, we may still sustain uncovered losses or losses in excess of available insurance, and we could incur significant legal expenses defending claims, even those without merit. Due to the uncertain nature of the litigation process, it is not possible to predict with certainty the outcome of any particular litigation matter or claim, and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition and results of operations. The ultimate outcome of litigation matters and claims against us may require us to change or cease certain operations and may result in higher operating costs. An adverse resolution of any litigation matter or claim could cause damage to our reputation and could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the credit agreement that governs our Revolving Credit Facility requires us to maintain a maximum total net leverage ratio and a minimum cash interest coverage ratio. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
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
The interest rates applicable to the Revolving Credit Facility are based on a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the UK’s FCA, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR tenors, with the support of the Federal Reserve and the FCA, announced plans to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for the one-week and two-month U.S. dollar LIBOR, and on June 30, 2023 for all other U.S. dollar LIBOR tenors. The Federal Reserve concurrently issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. On March 5, 2021, the IBA confirmed its intention to cease publication of (i) one-week and two-month U.S. dollar LIBOR tenors after December 31, 2021 and (ii) remaining USD U.S. dollar LIBOR tenors after June 30, 2023. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued financial market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict the extent to which and how quickly SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR and whether one-month, three-month, six-month, and twelve-month U.S. dollar LIBOR rates will continue to be published until June 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the credit agreement governing the Revolving Credit Facility provides for alternative base rates as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement. There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the Revolving Credit Facility, or incur additional indebtedness, on favorable terms, or at all.

Risks Relating to our Organizational Structure and Governance
Refinitiv controls us and its interests may conflict with ours or yours in the future.
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb. As of December 31, 2021, Refinitiv controls approximately 87.8% of the combined voting power of our common stock as a result of its ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as Refinitiv continues to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by Refinitiv. Even when Refinitiv ceases to own shares of our common stock representing a majority of the combined voting power, for so long as Refinitiv continues to own a significant percentage of our common stock, Refinitiv will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its combined voting power. Accordingly, for such period of time, Refinitiv will continue to have significant influence with respect to our management, business plans and policies. In particular, Refinitiv is able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
Refinitiv engages in a broad spectrum of activities. In the ordinary course of its business activities, Refinitiv may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of Refinitiv, any of its affiliates (including LSEG) or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Refinitiv also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Refinitiv may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
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
•prohibit stockholder action by written consent from and after the date on which Refinitiv ceases to beneficially own at least 50% of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2∕3% or more in voting power of all outstanding shares of our capital stock, if Refinitiv beneficially owns less than 50% in voting power of our stock entitled to vote generally in the election of directors; and
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least 66 2∕3% of our outstanding voting stock that is not owned by the interested stockholder.
Our amended and restated certificate of incorporation provides that Refinitiv and its affiliates, and any of their respective direct or indirect transferees and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.
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
We also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We intend, as its sole manager of TWM LLC, to cause TWM LLC to continue to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. When TWM LLC makes distributions, the Continuing LLC Owners will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions. TWM LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which TWM LLC is then a party, or any applicable law, or that would have the effect of rendering TWM LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, including under the Revolving Credit Facility, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. See “— Risks Relating to Ownership of Our Class A Common Stock” and Part II, Item 5. – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”

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

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Interests held by Continuing LLC Owners, the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the timing and amount of any earlier payments we make under the Tax Receivable Agreement itself, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWM LLC attributable to the redeemed or exchanged LLC Interests, the payments that we may make to the existing Continuing LLC Owners could be substantial. For example, as of December 31, 2021, we recorded a liability of $412.4 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were exchanged by Continuing LLC Owners during the years ended December 31, 2021, 2020 and 2019. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
Risks Relating to Ownership of our Class A Common Stock
Refinitiv and the Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
As of January 31, 2022, we have an aggregate of 892,990,193 shares of Class A common stock authorized but unissued, including approximately 127,461,156 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by Refinitiv and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).
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

The market price of our Class A common stock may be highly volatile.
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of January 31, 2022 we have 107,009,807 outstanding shares of Class A common stock and 127,461,156 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests or exchange of shares of our Class B common stock.
We entered into the Registration Rights Agreement in connection with the IPO pursuant to which the shares of Class A common stock that may be issued upon redemption or exchange of LLC Interests held by Refinitiv and the Bank Stockholders and the shares of Class A common stock that may be issued upon exchange of shares of Class B common stock are subject to certain transfer restrictions. Sales of a substantial number of Class A common stock upon expiration of such above-described agreement, the perception that such sales may occur, or early release of such agreement, could cause the market price of our shares of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
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

In addition, pursuant to the Registration Rights Agreement, we granted Refinitiv, the Bank Stockholders, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act.
If securities or industry analysts cease publishing research or reports about us, our business, our industry or markets or our competitors, or if they adversely change their recommendations or publish negative reports regarding our business or our Class A common stock, our stock price and trading volume could materially decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry or markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If any of the analysts who cover us adversely change their recommendation regarding our Class A common stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or stock trading volumes to materially decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2021, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	41,062	12/31/2022	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	9/30/2024	Office Space
We also lease offices in Boca Raton, Florida, Chicago, Illinois, Boston, Massachusetts, Garden City, New York, Shanghai, China, Hong Kong, Tokyo, Japan, Amsterdam, Netherlands and Singapore.
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
Defendants filed motions to dismiss in February 2018, including a separate motion to dismiss filed by the Tradeweb Parties. The motions to dismiss are pending. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an Amended Complaint on or about May 14, 2021, and the Company served its motion to dismiss on Plaintiffs on June 14, 2021. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to continue to vigorously defend our position. The motions to dismiss were fully briefed on August 4, 2021.
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
Holders
As of December 31, 2021, there are two holders of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our Class C common stock and 14 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Such shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for The Depository Trust Company, who is considered to be one of the two holders of record of our Class A common stock.
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
During 2021, Tradeweb Markets Inc. paid quarterly cash dividends of $0.08 per share, in an aggregate amount of $64.6 million, to the holders of Class A common stock and Class B common stock.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2021, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
October 1, 2021 – October 31, 2021	144,155	$83.24	144,155	$74,324
November 1, 2021 – November 30, 2021	—	—	—	$74,324
December 1, 2021 – December 31, 2021	—	—	—	$74,324
Total	144,155	$83.24	144,155
(1)On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs. During the three months ended December 31, 2021, the Company withheld 151,334 shares of common stock from employee stock option, PRSU and/or RSU awards.
Stock Performance Graph
The following graph shows a comparison from April 4, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2021 of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on April 4, 2019, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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
ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections titled “Introductory Note” and our audited consolidated financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
The following discussion includes a comparison of our Financial Results, Cash Flow Comparisons and Liquidity and Capital Resources for the years ended December 31, 2021 and 2020, respectively. A discussion of changes in our Financial Results, and Cash Flow Comparisons and Liquidity and Capital Resources from the year ended December 31, 2020 to December 31, 2019 may be found in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Our institutional client sector serves institutional investors in over 45 markets across over 25 currencies, and in over 65 countries around the globe. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.
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
Trends and Other Factors Impacting Our Performance
CFO Transition
On August 30, 2021, our Board of Directors appointed Sara Furber to serve as our new Chief Financial Officer (“CFO”), effective September 7, 2021. Ms. Furber joins us from U.S. equity exchange operator IEX Group, where she was CFO since 2018. She previously spent two decades in senior roles at Morgan Stanley and Bank of America Merrill Lynch. She succeeds Robert Warshaw, our former CFO, who has left the Company following a period of transition ending on January 4, 2022 (the “CFO Transition Period”).
In connection with her employment offer, Ms. Furber was granted 44,589 restricted stock units (“RSUs”) and 4,270 target performance-based restricted share units (“PRSUs”), such RSUs and PRSUs collectively referred to as the “CFO Special Equity Awards,” with grant date fair values totaling $3.9 million. See Note 13 – Stock-Based Compensation Plans to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details of the CFO Special Equity Awards.
As of August 30, 2021, there was approximately $1.8 million in unamortized stock-based compensation expense associated with equity awards previously granted to Mr. Warshaw, which was accelerated and amortized into expense over a revised estimated service period ending on January 4, 2022 (the “Former CFO Accelerated Stock-Based Compensation Expense”).

As a result of expenses incurred in connection with the RSUs granted as part of the CFO Special Equity Awards, 43% of which will vest on March 31, 2022, the Former CFO Accelerated Stock-Based Compensation Expense and payment of salary and bonus for Ms. Furber and Mr. Warshaw during the CFO Transition Period, we expect to incur higher than average employee compensation and benefits expense during the period from August 30, 2021 through March 31, 2022. During the year ended December 31, 2021, we incurred a total of $1.3 million in GAAP stock-based compensation expense relating to the CFO Special Equity Awards and $1.7 million relating to the Former CFO Accelerated Stock-Based Compensation Expense. The Former CFO Accelerated Stock-Based Compensation Expense will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income. See “—Non-GAAP Financial Measures” below for further details and a reconciliation to the most comparable GAAP measure.
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. Our successful transition to remote work, nearly two years ago, reflected our commitment to keeping employees safe, helping clients succeed and playing a positive role in markets. Those same priorities guide our approach to our robust and safe return to the office. Beginning in June 2021, many roles within Tradeweb had transitioned to a hybrid approach in our return to the office plans. Our creative and flexible return to the office plans aim to keep driving our business forward and allow safe collaboration and positive team dynamics. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
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
We currently are determined to minimize any future disruptive impact of COVID-19 on our business. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic has developed and persists, the spread of various COVID-19 variants, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the virus’ global economic impact and any recession that may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.
As the COVID-19 pandemic continues to evolve, it may also have the effect of heightening many of the risks described in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility is correlated to lower liquidity, which may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2022 include, among other things, economic, political and social conditions, legislative, regulatory or government policy changes, including related to COVID-19. As a result, our business is sensitive to slow trading environments and the continuity of conservative monetary policies of central banks internationally, which tend to lessen volatility.
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

Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. – “Business – Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by President Biden’s administration and its priorities. The impact of any reform efforts on us and our operations remains uncertain. For example, as a result of the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, we are currently subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements as between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
Competitive Environment
We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platforms. Our ability to compete is influenced by key factors such as (i) developments in trading platforms and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platforms, (v) our ability to hire and retain talent and (vi) our ability to maintain the security of our platforms and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices. See Part I, Item 1. – “Business – Competition” for more detail on our competitors.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency and Derivative Risk” elsewhere in this Annual Report on Form 10-K.

Recent Developments
Chairman of the Board of Directors
On February 16, 2022, we announced that Mr. Martin Brand, previously the Chairman of our Board of Directors (the “Board”), stepped down as Chairman and resigned from the Board effective February 11, 2022. Mr. Brand’s resignation was not the result of any disagreement with the Company.
In connection with Mr. Brand’s resignation, the Board elected Mr. Lee Olesky, our co-founder and CEO and a member of the Board since March 2019, as Chairman of the Board, effective February 11, 2022. Ms. Paula Madoff, who has also served on the Board since March 2019, was elected Lead Independent Director effective February 11, 2022.
CEO Transition
On February 16, 2022, we announced that Mr. Olesky will retire as CEO of the Company effective December 31, 2022. On February 11, 2022, the Board elected our President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Mr. Olesky will stay on with the Company in the position of Chairman of the Board, and accordingly will continue to serve in his capacity as a director of the Company.
During 2022, we currently expect that approximately $7.7 million in unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky, or contractually obligated to be granted to Mr. Olesky in 2022, will be accelerated into expense in 2022 (the “CEO Retirement Accelerated Stock-Based Compensation Expense”). While Mr. Olesky will retire as CEO effective December 31, 2022, the CEO Retirement Accelerated Stock-Based Compensation Expense will be amortized over a revised estimated service period ending on August 11, 2022, the date that ends his required six month notice period under our 2019 Omnibus Equity Incentive Plan. The CEO Retirement Accelerated Stock-Based Compensation Expense will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income. See “—Non-GAAP Financial Measures” below for further details.
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
Operating Expenses
Employee Compensation and Benefits
Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring new employees and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire additional employees to support our revenue and earnings growth. As a result, employee compensation and benefits can vary from period to period.
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
Technology and Communications
Technology and communications expense consists of costs relating to software and hardware maintenance, our internal network connections, data center costs, clearance and other trading platform related transaction costs and data feeds provided by third-party service providers, including Refinitiv. Factors that influence technology and communications expense include trading volumes and our investments in innovation, data strategy and cybersecurity.
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
Net Income Attributable to Non-Controlling Interests
We are the sole manager of TWM LLC. As a result of this control, and because we have a substantial financial interest in TWM LLC, we consolidate the financial results of TWM LLC and report a non-controlling interest in our consolidated financial statements, representing the economic interests of TWM LLC held by the Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by us and the Continuing LLC Owners.
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of December 31, 2021, we owned 86.9% of TWM LLC and the Continuing LLC Owners owned the remaining 13.1% of TWM LLC.

Results of Operations
For the Years Ended December 31, 2021 and December 31, 2020
The following table sets forth a summary of our statements of income for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,076,447	$892,659	$183,788	20.6%
Total expenses	717,619	629,304	88,315	14.0%
Operating income	358,828	263,355	95,473	36.3%
Tax receivable agreement liability adjustment	12,745	11,425	1,320	11.6%
Net interest income (expense)	(1,590)	(316)	(1,274)	403.2%
Income before taxes	369,983	274,464	95,519	34.8%
Provision for income taxes	(96,875)	(56,074)	(40,801)	72.8%
Net income	273,108	218,390	54,718	25.1%
Less: Net income attributable to non-controlling interests	46,280	52,094	(5,814)	(11.2)%
Net income attributable to Tradeweb Markets Inc.	$226,828	$166,296	$60,532	36.4%
Revenues
Our revenues for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$846,354	78.6%	$681,588	76.4%	$164,766	24.2%
Subscription fees (1)	219,609	20.4	202,064	22.6	17,545	8.7%
Other	10,484	1.0	9,007	1.0	1,477	16.4%
Total revenue	$1,076,447	100.0%	$892,659	100.0%	$183,788	20.6%

Components of total revenue growth:
Constant currency growth (2)						19.3%
Foreign currency impact						1.3%
Total revenue growth						20.6%
(1)Subscription fees for the years ended December 31, 2021 and 2020 include $61.2 million and $59.7 million, respectively, of Refinitiv market data fees.
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
The primary driver of the $183.8 million increase in revenue is related to a $164.8 million increase in transaction fees and commissions to $846.4 million for the year ended December 31, 2021 from $681.6 million for the year ended December 31, 2020, primarily due to increased volumes and fees for U.S. and European corporate bonds, rates derivatives products and U.S. government bonds.

Our total revenue by asset class for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$562,878	$476,327	$86,551	18.2%
Credit	292,437	212,554	79,883	37.6%
Equities	71,076	61,709	9,367	15.2%
Money Markets	44,294	42,620	1,674	3.9%
Market Data	82,142	76,521	5,621	7.3%
Other	23,620	22,928	692	3.0%
Total revenue	$1,076,447	$892,659	$183,788	20.6%
Our variable and fixed revenues by asset class for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2021		2020		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$338,395	$224,483	$270,826	$205,501	$67,569	$18,982	24.9%	9.2%
Credit	266,367	26,070	189,789	22,765	76,578	3,305	40.3%	14.5%
Equities	60,579	10,497	51,536	10,173	9,043	324	17.5%	3.2%
Money Markets	27,884	16,410	26,308	16,312	1,576	98	6.0%	0.6%
Market Data	—	82,142	—	76,521	—	5,621	—	7.3%
Other	—	23,620	—	22,928	—	692	—	3.0%
Total revenue	$693,225	$383,222	$538,459	$354,200	$154,766	$29,022	28.7%	8.2%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $86.6 million or 18.2% to $562.9 million for the year ended December 31, 2021 compared to $476.3 million for the year ended December 31, 2020 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Credit. Revenues from our credit asset class increased by $79.9 million or 37.6% to $292.4 million for the year ended December 31, 2021 compared to $212.6 million for the year ended December 31, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds.
Equities. Revenues from our equities asset class increased by $9.4 million or 15.2% to $71.1 million for the year ended December 31, 2021 compared to $61.7 million for the year ended December 31, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Money Markets. Revenues from our money markets asset class increased by $1.7 million or 3.9% to $44.3 million for the year ended December 31, 2021 compared to $42.6 million for the year ended December 31, 2020 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements, partially offset by lower revenues from certificates of deposit.
Market Data. Revenues from our market data asset class increased by $5.6 million or 7.3% to $82.1 million for the year ended December 31, 2021 compared to $76.5 million for the year ended December 31, 2020. The increase was derived from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.

Other. Revenues from our other asset class increased by $0.7 million or 3.0%, to $23.6 million for the year ended December 31, 2021 compared to $22.9 million for the year ended December 31, 2020 primarily due to increased fees from retail client fee minimums.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$668,812	$554,330	$114,482	20.7%
Wholesale	254,927	185,456	69,471	37.5%
Retail	70,566	76,352	(5,786)	(7.6)%
Market Data	82,142	76,521	5,621	7.3%
Total revenue	$1,076,447	$892,659	$183,788	20.6%
Institutional. Revenues from our institutional client sector increased by $114.5 million or 20.7% to $668.8 million for the year ended December 31, 2021 from $554.3 million for the year ended December 31, 2020. The increase was derived primarily from increased volumes for rates derivatives products, U.S. and European corporate bonds, U.S. and European government bonds and ETFs.
Wholesale. Revenues from our wholesale client sector increased by $69.5 million or 37.5% to $254.9 million for the year ended December 31, 2021 from $185.5 million for the year ended December 31, 2020. The increase was derived primarily from increased volumes for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector decreased by $5.8 million or 7.6% to $70.6 million for the year ended December 31, 2021 from $76.4 million for the year ended December 31, 2020. The decrease was derived primarily from lower revenues from certificates of deposit and U.S. corporate bonds, partially offset by increased fees from structured products.
Market Data. Revenues from our market data client sector increased by $5.6 million or 7.3% to $82.1 million for the year ended December 31, 2021 from $76.5 million for the year ended December 31, 2020. The increase was derived from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the years ended December 31, 2021 and 2020, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$673,223	$570,064	$103,159	18.1%
International	403,224	322,595	80,629	25.0%
Total revenue	$1,076,447	$892,659	$183,788	20.6%
U.S. Revenues from U.S. clients increased by $103.2 million or 18.1% to $673.2 million for the year ended December 31, 2021 from $570.1 million for the year ended December 31, 2020 primarily due to higher revenues for U.S. corporate bonds and U.S. government bonds.
International. Revenues from International clients increased by $80.6 million or 25.0% to $403.2 million for the year ended December 31, 2021 from $322.6 million for the year ended December 31, 2020 primarily due to higher revenues for rates derivatives products, European corporate bonds and ETFs. Fluctuations in foreign currency rates for the year ended December 31, 2021 increased our International total revenue by $11.4 million.

Operating Expenses
Our expenses for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$407,260	$349,658	$57,602	16.5%
Depreciation and amortization	171,308	153,789	17,519	11.4%
Technology and communications	56,189	47,500	8,689	18.3%
General and administrative	32,153	34,822	(2,669)	(7.7)%
Professional fees	36,181	28,875	7,306	25.3%
Occupancy	14,528	14,660	(132)	(0.9)%
Total expenses	$717,619	$629,304	$88,315	14.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $57.6 million or 16.5% to $407.3 million for the year ended December 31, 2021 from $349.7 million for the year ended December 31, 2020. The increase was primarily due to increases in incentive compensation and commissions tied to operating performance and salaries and benefits as a result of increased employee headcount.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $17.5 million or 11.4% to $171.3 million for the year ended December 31, 2021 from $153.8 million for the year ended December 31, 2020. The increase in depreciation and amortization expense was primarily the result of the longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies — Pushdown Accounting, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods. Also contributing to the change was an increase in depreciation and amortization expense relating to the assets acquired in connection with the June 25, 2021 NFI Acquisition.
Technology and Communications. Expenses related to technology and communications increased by $8.7 million or 18.3% to $56.2 million for the year ended December 31, 2021 from $47.5 million for the year ended December 31, 2020. The increase was primarily due to increased clearance, data and client service fees driven primarily by higher trading volumes period over period and increased investment in our data strategy and cybersecurity.
General and Administrative. Expenses related to general and administrative costs decreased by $2.7 million or 7.7% to $32.2 million for the year ended December 31, 2021 from $34.8 million for the year ended December 31, 2020. The decrease was primarily due to foreign exchange. Realized and unrealized foreign currency gains totaled $5.0 million during the year ended December 31, 2021 as compared to $5.0 million in losses during the year ended December 31, 2020. The change was primarily driven by an increase in fair value of our foreign currency forward contracts used in connections with our foreign currency risk management program, which was partially offset by an increase in foreign currency re-measurement losses on transactions in nonfunctional currencies. The decrease was primarily offset by higher travel and entertainment expenses, as COVID-19 contributed to a reduction in expenses during 2020 and early 2021.
Professional Fees. Expenses related to professional fees increased by $7.3 million or 25.3% to $36.2 million for the year ended December 31, 2021 from $28.9 million for the year ended December 31, 2020. The increase was primarily due to acquisition transaction costs related to the NFI Acquisition and higher consulting fees.
Occupancy. Expenses related to occupancy costs remained relatively flat at $14.5 million for the year ended December 31, 2021 as compared to $14.7 million for the year ended December 31, 2020.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment increased by $1.3 million to $12.7 million for the year ended December 31, 2021 from $11.4 million for the year ended December 31, 2020, due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.

Net Interest Income (Expense)
Net interest expense increased by $1.3 million to $1.6 million for the year ended December 31, 2021 from $0.3 million for the year ended December 31, 2020 due to a decrease in annual interest rates.
Income Taxes
Income tax expense increased by $40.8 million to $96.9 million for the year ended December 31, 2021 from $56.1 million for the year ended December 31, 2020. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2021 was approximately 26.2%, compared with 20.4% for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes including the tax impact of state apportionment rate changes on total tax expense as a result of the remeasurement of the Company’s net deferred asset, partially offset by the effect of non-controlling interests and the tax impact of the exercise of equity compensation. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
Liquidity and Capital Resources
Overview
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash on hand, cash flows from operations and availability under the Revolving Credit Facility and their sufficiency to fund our operating and investing activities.
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
We expect to fund our short and long-term liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.
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
As of December 31, 2021 and 2020, we had cash and cash equivalents of approximately $972.0 million and $791.3 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Cash Dividends
On February 2, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the first quarter of 2022. This dividend will be payable on March 15, 2022 to stockholders of record as of March 1, 2022.
During 2021, Tradeweb Markets Inc. paid quarterly cash dividends of $0.08 per share to holders of Class A common stock and Class B common stock, in an aggregate amount totaling $64.6 million.
Cash Distributions
On February 1, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $16.7 million, as adjusted by required state and local tax withholdings as well as increases in Tradeweb Markets Inc. shares, that will be determined prior to the record date of March 1, 2022, payable on March 11, 2022.
During 2021, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount totaling $84.8 million, including distributions to Tradeweb Markets Inc. totaling $73.7 million and distributions to non-controlling interests totaling $11.1 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the year ended December 31, 2021, the Company acquired a total of 901,968 shares of Class A common stock, at an average price of $83.90, for purchases totaling $75.7 million.
Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs.
During the years ended December 31, 2021 and 2020, the Company withheld 983,072 and 1,509,321 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $72.25 and $50.47, respectively, and an aggregate value of $71.0 million and $76.2 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. As of December 31, 2021, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $412.4 million, substantially all due to be paid over 15 years. The first payment of the Tax Receivable Agreement was made in January 2021.
Liabilities under the Tax Receivable Agreement include amounts to be paid to Continuing LLC Owners, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. As of December 31, 2021, we had the following obligations expected to be paid pursuant to the Tax Receivable Agreement:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in thousands)
Tax receivable agreement liability	$412,449	$9,078	$92,228	$51,787	$259,356
In addition to the above, our tax receivable agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of TWM LLC’s assets resulting from any future purchases, redemptions or exchanges of LLC Interests from Continuing LLC Owners. We currently expect to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.
Indebtedness
As of December 31, 2021 and 2020, we had no outstanding indebtedness.
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
As of December 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of December 31, 2021, we had availability of $499.5 million.
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
As of December 31, 2021, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. The lease for our New York headquarters expires in December 2022 and a new lease has not yet been finalized. As of December 31, 2021, our operating lease liabilities totaled $24.3 million, with payments pursuant to these obligations due within the next twelve months and thereafter totaling $8.1 million and $17.8 million, respectively.

Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2021 and 2020, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $66.7 million and $65.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The FICC and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
At times, transactions executed on our wholesale platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset.  However, from time to time, we enter into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. Credit exposure related to these agreements to repurchase, including the risk related to a decline in market value of collateral (pledged or received), is managed by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the FICC. The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total capital expenditures and software development costs for fiscal 2022 to be between $62.0 million and $68.0 million, compared to expenditures of $51.0 million in fiscal 2021, with the increase primarily driven by technology investments. We expect approximately 20% of our 2022 capital expenditures to be non-recurring.
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

Our working capital as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020

	(in thousands)
Cash and cash equivalents	$972,048	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	—	368
Deposits with clearing organizations	20,523	11,671
Accounts receivable	129,937	105,286
Receivable from affiliates	3,313	111
Total current assets	1,126,821	909,716
Payable to brokers and dealers and clearing organizations	—	252
Accrued compensation	154,824	129,288
Deferred revenue	24,930	23,193
Accounts payable, accrued expenses and other liabilities	38,214	42,077
Employee equity compensation payable	—	1,900
Payable to affiliates	4,860	5,142
Current portion of:
Lease liabilities	7,534	10,813
Tax receivable agreement liability	9,078	16,832
Total current liabilities	239,440	229,497
Total working capital	$887,381	$680,219
Current Assets
Current assets increased to $1.1 billion as of December 31, 2021 from $909.7 million as of December 31, 2020 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below) and accounts receivable as a result of increased revenues and earnings.
Current Liabilities
Current liabilities increased to $239.4 million as of December 31, 2021 from $229.5 million as of December 31, 2020 primarily due to an increase in accrued compensation.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Net cash provided by operating activities	$578,021	$443,234	$311,003
Net cash used in investing activities	(259,110)	(62,536)	(44,462)
Net cash used in financing activities	(136,100)	(52,693)	(218,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,043)	2,564	2,008
Net increase (decrease) in cash, cash equivalents and restricted cash	$180,768	$330,569	$50,407

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
Net cash provided by operating activities for the year ended December 31, 2021 was $578.0 million, and was primarily driven by an increase in revenue.
Net cash provided by operating activities for the year ended December 31, 2020 was $443.2 million, and was primarily driven by an increase in revenue and a decrease in cash taxes.
Net cash provided by operating activities for the year ended December 31, 2019 was $311.0 million, and was primarily driven by an increase in revenue.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $259.1 million for the year ended December 31, 2021, which consisted of $207.8 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $34.5 million of capitalized software development costs and $16.9 million of purchases of furniture, equipment, purchased software and leasehold improvements.
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
Financing Activities
Financing activities consist primarily of repurchases of our Class A stock, purchases of LLC Interests and cash dividends to our Class A common stockholders and Class B common stockholders.
Net cash used in financing activities for the year ended December 31, 2021 was $136.1 million, and was primarily driven by $75.7 million in share repurchases pursuant to the Share Repurchase Program and $64.6 million in cash dividends to our Class A and Class B common stockholders, partially offset by $22.1 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.
Net cash used in financing activities for the year ended December 31, 2020 was $52.7 million, and was primarily driven by $626.3 million in purchases of LLC Interests and shares of Class A common stock from certain Bank Stockholders and members of management using the net proceeds from the April 2020 follow-on offering, $58.1 million in cash dividends to our Class A and Class B common stockholders, and $16.8 million in capital distributions to non-controlling interests, partially offset by $24.7 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.
Net cash used in financing activities for the year ended December 31, 2019 was $218.1 million, and was primarily driven by $1,971.2 million in purchases of LLC Interests and shares of Class A common stock from certain Bank Stockholders and members of management using the net proceeds from the IPO and the October 2019 follow-on offering, $120.0 million in pre-IPO capital distributions which includes a one-time distribution of $100.0 million paid to the Original LLC Owners in connection with the IPO, $38.3 million in capital distributions to non-controlling interests and $35.9 million in cash dividends to our Class A and Class B common stockholders.

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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Cash flow from operating activities	$578,021	$443,234	$311,003
Less: Capitalization of software development costs	(34,470)	(31,046)	(28,681)
Less: Purchases of furniture, equipment and leasehold improvements	(16,878)	(11,490)	(15,781)
Free Cash Flow	$526,673	$400,698	$266,541
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.  For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award and options awarded to management and other employees following the IPO during 2019 as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We did not exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2021. Beginning on August 30, 2021, we also exclude the non-cash Former CFO Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CFO Transition,” and related payroll taxes, as we do not consider this expense indicative of our core ongoing operating performance. The Former CFO Accelerated Stock-Based Compensation Expense was fully amortized by January 4, 2022. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction and other costs related to the NFI Acquisition as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019

	(dollars in thousands)
Net income	$273,108	$218,390	$173,024
Acquisition transaction costs (1)	5,073	—	—
Net interest (income) expense	1,590	316	(2,373)
Depreciation and amortization	171,308	153,789	139,330
Stock-based compensation expense (2)	16,509	13,025	25,098
Provision for income taxes	96,875	56,074	52,302
Foreign exchange (gains) / losses (3)	(4,702)	6,279	(1,085)
Tax receivable agreement liability adjustment (4)	(12,745)	(11,425)	(33,134)
Adjusted EBITDA	$547,016	$436,448	$353,162
Less: Depreciation and amortization	(171,308)	(153,789)	(139,330)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	124,580	110,187	97,565
Adjusted EBIT	$500,288	$392,846	$311,397
Adjusted EBITDA margin (6)	50.8%	48.9%	45.5%
Adjusted EBIT margin (6)	46.5%	44.0%	40.2%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period. Beginning on August 30, 2021, this adjustment also includes the non-cash Former CFO Accelerated Stock-Based Compensation Expense, and related payroll taxes, which totaled $1.7 million during the year ended December 31, 2021.
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
(6)For the year ended December 31, 2021, Adjusted EBITDA margin increased compared to the prior year period by 192 basis points, or 211 basis points on a constant currency basis. For the year ended December 31, 2021, Adjusted EBIT margin increased compared to the prior year period by 247 basis points, or 263 basis points on a constant currency basis. The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the annual average exchange rates for the prior period. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021		2020		2019

	(in thousands except per share amounts)
Earnings per diluted share (1)					$0.19	(b)
	$1.09	(a)	$0.88	(a)	$0.54	(a)
Pre-IPO net income attributable to Tradeweb Markets LLC (1)	$—		$—		$42,352	(b)
Net income attributable to Tradeweb Markets Inc. (1)	226,828	(a)	166,296	(a)	83,769	(a)
Net income attributable to non-controlling interests (1)(2)	46,280	(a)	52,094	(a)	46,903	(a)
Net income	273,108	(a)	218,390	(a)	173,024	(a)(b)
Provision for income taxes	96,875		56,074		52,302
Acquisition transaction costs (3)	5,073		—		—
D&A related to acquisitions and the Refinitiv Transaction (4)	124,580		110,187		97,565
Stock-based compensation expense (5)	16,509		13,025		25,098
Foreign exchange (gains) / losses (6)	(4,702)		6,279		(1,085)
Tax receivable agreement liability adjustment (7)	(12,745)		(11,425)		(33,134)
Adjusted Net Income before income taxes	498,698		392,530		313,770
Adjusted income taxes (8)	(109,713)		(86,357)		(82,835)
Adjusted Net Income	$388,985		$306,173		$230,935
Adjusted Diluted EPS (1)(9)					$0.23	(b)
	$1.63	(a)	$1.31	(a)	$0.77	(a)
(1)In April 2019, we completed the Reorganization Transactions and the IPO.  Therefore, certain earnings information is being presented separately for Tradeweb Markets LLC and Tradeweb Markets Inc.
(a)Presents information for Tradeweb Markets Inc. (post-IPO period).
(b)Presents information for Tradeweb Markets LLC (pre-IPO period).
See “Introductory Note – Basis of Presentation” and Note 18 – Earnings Per Share to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)For post-IPO periods, represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(3)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(4)Represents intangible asset and acquired software amortization resulting from the NFI Acquisition and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(5)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period. Beginning on August 30, 2021, this adjustment also includes the non-cash Former CFO Accelerated Stock-Based Compensation Expense, and related payroll taxes, which totaled $1.7 million during the year ended December 31, 2021.
(6)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(7)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(8)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for the years ended December 31, 2021 and 2020 and 26.4% applied to Adjusted Net Income before income taxes for the year ended December 31, 2019. For pre-IPO periods, this adjustment assumes Tradeweb Markets LLC was subject to a corporate tax rate for the periods presented.
(9)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the periods presented:

			Post-IPO Period	Pre-IPO Period
Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding	Year Ended		Nine Months Ended	Three Months Ended
	December 31,		December 31,	March 31,
	2021	2020	2019	2019
Diluted weighted average TWM LLC shares outstanding (1)	—	—	—	223,320,457
Diluted weighted average shares of Class A and Class B common stock outstanding (1)	207,254,840	188,223,032	156,540,246	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	30,699,577	45,828,289	74,279,741	—
Adjusted diluted weighted average shares outstanding	237,954,417	234,051,321	230,819,987	223,320,457
Adjusted Net Income (in thousands)	$388,985	$306,173	$178,745	$52,190
Adjusted Diluted EPS	$1.63	$1.31	$0.77	$0.23
(1)Due to the Reorganization Transactions and the IPO completed in April 2019, shares outstanding during the year ended December 31, 2019 represent shares of TWM LLC (pre-IPO period) and shares of Class A and Class B common stock of Tradeweb Markets Inc. (post-IPO period). Shares outstanding during the years ended December 31, 2021 and 2020 represent shares of Class A and Class B Common Stock of Tradeweb Markets Inc. (post-IPO period).
(2)Assumes the full exchange of the weighted average of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. With respect to critical accounting policies and estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include business combination purchase price allocations, intangible assets, goodwill, software development costs, revenue recognition, stock-based compensation, current and deferred income taxes and the tax receivable agreement liability.
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

The most significant accounting estimate associated with the June 2021 NFI Acquisition was the valuation of the acquired definite-lived intangible customer relationship asset (the “Customer Relationships”), which was valued at approximately $101.3 million, as adjusted based on the final purchase price allocation. The majority of the residual total purchase price of $190.0 million, net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments, was primarily allocated to goodwill, which was valued at approximately $85.5 million, as adjusted based on the final purchase price allocation. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of acquisition. Management is responsible for these valuations and appraisals.
The valuation of the Customer Relationships primarily included significant unobservable inputs (Level 3), creating a significant level of estimation uncertainty. Customer Relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the Customer Relationships relative to the overall business. In developing a discount rate for the Customer Relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to Customer Relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate. A discounted tax amortization benefit was also added to the fair value of the assets under the assumption that the Customer Relationships would be amortized for tax purposes over a period of 15 years. For GAAP purposes, the Customer Relationships will be amortized over a useful life of 13 years. Any changes in the discount rate used for valuing the Customer Relationships or the estimated useful life used for amortization purposes could have a material impact on our consolidated statements of financial condition and consolidated statement of income. Any increases or decreases in the allocation of purchase price to Customer Relationships, which is an amortizable asset, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our consolidated statements of financial condition as well as the amortization expense recorded on our consolidated statement of income over the life of the asset. Any changes in the estimated useful life of the Customer Relationships would also impact timing of the reduction of the net balance of intangible assets, net of accumulated amortization on our consolidated statements of financial condition and the timing of the recognition of amortization expense on our consolidated statement of income. During the fourth quarter of 2021, the Company recorded final working capital and purchase price adjustments which resulted in a $0.1 million decrease in accounts receivable, $2.0 million increase in Customer Relationships, $0.9 million decrease in other assets, $0.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $2.5 million decrease in goodwill. The final purchase price allocation as described above and in Note 4 – Acquisitions to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K reflects these final adjustments.
Revenue Recognition
We enter into contracts with our clients to provide a stand-ready connection to our electronic marketplaces, which facilitates the execution of trades by our clients. The access to our electronic marketplaces including market data and continuous pricing data refreshes and the processing of trades thereon are highly interrelated and are considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from our performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. For our services, we earn subscription fees for granting access to our electronic marketplaces.
We earn transaction fees and/or commissions from transactions executed on our trading platforms, including commission revenue from electronic and voice brokerage transacted on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Fixed monthly transaction fees or commissions or monthly transaction fee or commission minimums are generally earned on a monthly basis in the period the stand-ready trading services are provided. Variable transaction fee or commission revenue is recognized and recorded on a trade-date basis when the individual trade occurs. Variable discounts or rebates on transaction fees or commissions are generally earned and applied monthly or quarterly, are resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
We earn fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees are real-time market data fees which are recognized monthly on a straight-line basis as Refinitiv receives and consumes the benefit evenly, over the contact period, as the data is provided, and fees for historical data sets which are recognized when the historical data set is provided to Refinitiv.

We are required to make significant judgements for the Refinitiv market data fees. Significant judgements used in accounting for this contract include the following determinations:
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
During the years ended December 31, 2021, 2020 and 2019, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
Income Taxes
Tradeweb Markets Inc. is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including to us. TWM LLC records taxes for conducting business in certain state, local and foreign jurisdictions and records U.S. federal taxes for subsidiaries that are taxed as corporations for U.S. tax purposes. We currently record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and measure the deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. The measurement of deferred taxes often involves the exercise of significant judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the jurisdictions in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2021 and 2020, we established a valuation allowance of $0.7 million and $0.1 million on gross deferred tax assets totaling $625.4 million and $585.1 million, respectively. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Tax Receivable Agreement
Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement. Substantially all payments due under the Tax Receivable Agreement are payable over the fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. The timing of the payments over the fifteen year period is dependent upon our annual taxable income over the same period. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. This requires significant judgment relating to projecting future earnings, the geographic mix of those earnings and the timing of deferred taxes becoming current.
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency and Derivative Risk
We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies.
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019
% of revenue denominated in foreign currencies (1)	29%	29%	29%
% of operating expenses denominated in foreign currencies (2)	15%	14%	14%
(1)Revenue in foreign currencies is primarily denominated in Euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in Euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019
Euros	$1.18	$1.14	$1.12
British pound sterling	$1.38	$1.28	$1.28

The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates during the years ended December 31, 2021, 2020 and 2019:

	Year Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	December 31,
	2021	2020	2019
Increase (decrease) in revenue	$11,300	$4,500	$(11,800)
Increase (decrease) in operating income	$5,200	$4,000	$(8,600)
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies, Euros, and British pound sterling would have on actual revenue and operating income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	December 31,
		2021		2020		2019
All currencies
Effect of 10% change on revenue	+/-	$34,900	+/-	$28,900	+/-	$25,300
Effect of 10% change on operating income	+/-	$23,000	+/-	$18,900	+/-	$16,000
Euros
Effect of 10% change on revenue	+/-	$32,000	+/-	$26,300	+/-	$22,700
Effect of 10% change on operating income	+/-	$31,000	+/-	$25,900	+/-	$22,300
British pound sterling
Effect of 10% change on revenue	+/-	$1,500	+/-	$1,300	+/-	$1,200
Effect of 10% change on operating income	+/-	$7,700	+/-	$7,100	+/-	$6,700
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of not more than twelve months. We do not use derivative instruments for trading or speculative purposes. As of December 31, 2021 and 2020, the notional amount of our foreign currency forward contracts was $146.2 million and $122.5 million, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of December 31, 2021 and 2020, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.2 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Income Taxes - Refer to Note 9 to the financial statements
Critical Audit Matter Description
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

◦Evaluating the appropriateness of the recognition, measurement and accuracy of the Company’s unrecognized tax benefits (“UTB”) to determine if they have been correctly recognized if they meet the “more likely than not threshold” to be realized.
Tax Receivable Agreement Liability – Refer to Note 10 to the financial statements
Critical Audit Matter Description
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
In addition, the Corporation recognizes a change in the Corporation’s tax basis in its LLC interest (i.e., “tax basis step up”). The tax basis step up, in turn, results in a change to the Corporation’s deferred tax assets, based on enacted tax rates at the date of each redemption or exchange. The impact of any changes in the projected obligations under the Tax Receivable Agreement for the tax basis step up as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Corporation’s tax savings will be reflected in income before taxes on the statement of income in the period in which the change occurs.

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

◦the mathematical accuracy of the Tax Receivable Agreement liability calculation and cash payments.
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2022
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2022

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$972,048	$791,280
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	—	368
Deposits with clearing organizations	20,523	11,671
Accounts receivable, net of allowance for credit losses of $273 and $243 at December 31, 2021 and 2020, respectively	129,937	105,286
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	31,060	33,814
Lease right-of-use assets	20,496	29,437
Software development costs, net of accumulated amortization	156,203	168,030
Goodwill	2,780,259	2,694,797
Intangible assets, net of accumulated amortization	1,180,016	1,182,034
Receivable from affiliates	3,313	111
Deferred tax asset	618,970	579,562
Other assets	76,355	82,460
Total assets	$5,990,180	$5,679,850

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$—	$252
Accrued compensation	154,824	129,288
Deferred revenue	24,930	23,193
Accounts payable, accrued expenses and other liabilities	38,832	42,692
Employee equity compensation payable	—	1,900
Lease liabilities	24,331	34,463
Payable to affiliates	4,860	5,142
Deferred tax liability	21,011	19,425
Tax receivable agreement liability	412,449	404,332
Total liabilities	681,237	660,687

Commitments and contingencies (Note 17)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 106,286,821 and 98,075,465 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 3,139,821 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,873,139 and 30,871,381 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	4,401,366	4,143,094
Accumulated other comprehensive income (loss)	1,604	4,314
Retained earnings	242,623	156,041
Total stockholders’ equity attributable to Tradeweb Markets Inc.	4,645,595	4,303,451
Non-controlling interests	663,348	715,712
Total equity	5,308,943	5,019,163
Total liabilities and equity	$5,990,180	$5,679,850
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2021		2020		2019
Revenues
Transaction fees and commissions	$846,354		$681,588		$572,948
Subscription fees	158,448		142,358		138,731
Refinitiv market data fees	61,161		59,706		55,635
Other	10,484		9,007		8,252
Total revenue	1,076,447		892,659		775,566

Expenses
Employee compensation and benefits	407,260		349,658		329,457
Depreciation and amortization	171,308		153,789		139,330
Technology and communications	56,189		47,500		39,285
General and administrative	32,153		34,822		34,960
Professional fees	36,181		28,875		28,029
Occupancy	14,528		14,660		14,686
Total expenses	717,619		629,304		585,747
Operating income	358,828		263,355		189,819
Tax receivable agreement liability adjustment (1)	12,745		11,425		33,134
Net interest income (expense)	(1,590)		(316)		2,373
Income before taxes	369,983		274,464		225,326
Provision for income taxes	(96,875)		(56,074)		(52,302)
Net income	273,108		218,390		173,024
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—		—		42,352
Net income attributable to Tradeweb Markets Inc. and non-controlling interests	273,108		218,390		130,672
Less: Net income attributable to non-controlling interests	46,280		52,094		46,903
Net income attributable to Tradeweb Markets Inc.	$226,828		$166,296		$83,769

EPS Calculations for post-IPO and pre-IPO periods (2)
Earnings per share:
Basic					$0.19	(b)
	$1.13	(a)	$0.92	(a)	$0.57	(a)
Diluted					$0.19	(b)
	$1.09	(a)	$0.88	(a)	$0.54	(a)
Weighted average shares outstanding:
Basic					222,222,197	(b)
	201,419,081	(a)	180,409,462	(a)	148,013,274	(a)
Diluted					223,320,457	(b)
	207,254,840	(a)	188,223,032	(a)	156,540,246	(a)
(1)See Note 10 – Tax Receivable Agreement.
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

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Net income	$273,108	$218,390	$173,024
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the years ended December 31, 2021, 2020 and 2019	(3,219)	3,206	2,727
Other comprehensive income (loss), net of tax	(3,219)	3,206	2,727

Comprehensive income	269,889	221,596	175,751
Less: Pre-IPO net income attributable to Tradeweb Markets LLC	—	—	42,352
Less: Pre-IPO foreign currency translation adjustments attributable to Tradeweb Markets LLC	—	—	988
Less: Net income attributable to non-controlling interests	46,280	52,094	46,903
Less: Foreign currency translation adjustments attributable to non-controlling interests	(423)	113	298
Comprehensive income attributable to Tradeweb Markets Inc.	$224,032	$169,389	$85,210

	Year Ended
	December 31,
	2021	2020	2019
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$226,828	$166,296	$83,769
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(2,796)	3,093	1,441
Comprehensive income attributable to Tradeweb Markets Inc.	$224,032	$169,389	$85,210

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$46,280	$52,094	$46,903
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(423)	113	298
Comprehensive income attributable to non-controlling interests	$45,857	$52,207	$47,201

Comprehensive income - Pre-IPO attributable to Tradeweb Markets LLC
Pre-IPO net income attributable to Tradeweb Markets LLC			$42,352
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets LLC			988
Pre-IPO comprehensive income attributable to Tradeweb Markets LLC			$43,340
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

		Tradeweb Markets Inc. Stockholders’ Equity
	Members' Capital	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Successor		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	$4,573,200	—	$—	—	$—	—	$—	—	$—	$—	$(866)	$—	$—	$4,572,334
Adjustment to Class C Shares and Class P(C) shares in mezzanine capital	(2,369)	—	—	—	—	—	—	—	—	—	—	—	—	(2,369)
Capital distributions	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	(20,000)
Stock-based compensation	4,674	—	—	—	—	—	—	—	—	—	—	—	—	4,674
Net income	42,352	—	—	—	—	—	—	—	—	—	—	—	—	42,352
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	988	—	—	988
Balance at March 31, 2019 (Pre-IPO Period)	$4,597,857	—	$—	—	$—	—	$—	—	$—	$—	$122	$—	$—	$4,597,979
Capital distributions	(100,000)	—	—	—	—	—	—	—	—	—	—	—	—	(100,000)
Effect of the reorganization transactions	(4,497,857)									4,521,132	—	—	—	23,275
Issuance of common stock, net of offering costs and cancellations	—	46,000,000	—	96,933,192	1	10,006,269	—	69,282,736	1	(18,492)	—	—	—	(18,490)
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations		20,106,850	1	—	—	(1,677,286)	—	(18,429,564)	—	—	—	—	—	1
Issuance of common stock from equity incentive plans	—	301,478	—	—	—	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from the reorganization transactions, IPO and follow-on offering and other LLC Interest ownership changes	—	—	—	—	—	—	—	—	—	(4,382)	—	—	—	(4,382)
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,607,529)	—	—	1,607,529	—
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	402,424	(197)	—	(402,227)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(38,346)	(38,346)
Dividends ($0.24 per share)	—	—	—	—	—	—	—	—	—	—	—	(35,936)	—	(35,936)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	20,718	—	—	—	20,718
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	24,432	—	—	—	24,432
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	—	(8,917)	—	—	—	(8,917)
Net income	—	—	—	—	—	—	—	—	—	—	—	83,769	46,903	130,672
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	1,441	—	298	1,739
Balance at December 31, 2019	$—	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	—	25,170,953	—	—	—	(5,189,162)	—	(19,981,791)	(1)	(2,612)	—	—	—	(2,613)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	—	203,932	—	—	—	203,932
Issuance of common stock from equity incentive plans	—	6,496,184	—	—	—	—	—	—	—	100,830	—	—	—	100,830
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	—	14,402	—	—	—	14,402
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	534,045	(145)	—	(533,900)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(16,752)	(16,752)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	—	(58,088)	—	(58,088)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	27,809	—	—	—	27,809
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	—	5,359	—	—	—	5,359
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	6,118	—	—	—	6,118
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	—	(76,175)	—	—	—	(76,175)
Net income	—	—	—	—	—	—	—	—	—	—	—	166,296	52,094	218,390
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	3,093	—	113	3,206
Balance at December 31, 2020	$—	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	—	3,483,238	—	—	—	(1,484,996)	—	(1,998,242)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	—	5,630,086	—	—	—	—	—	—	—	93,104	—	—	—	93,104
Share repurchases pursuant to the Share Repurchase Program	—	(901,968)	—	—	—	—	—	—	—	—	—	(75,676)	—	(75,676)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	—	95,670	—	—	—	95,670
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	—	87,006	86	—	(87,092)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(11,129)	(11,129)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	—	(64,570)	—	(64,570)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	—	30,633	—	—	—	30,633
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	—	15,983	—	—	—	15,983
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	—	5,327	—	—	—	5,327
Payroll taxes paid for stock-based compensation exercises	—	—	—	—	—	—	—	—	—	(71,024)	—	—	—	(71,024)
Net income	—	—	—	—	—	—	—	—	—	—	—	226,828	46,280	273,108
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(2,796)	—	(423)	(3,219)
Other - See Note 14	—	—	—	—	—	—	—	—	—	1,573	—	—	—	1,573
Balance at December 31, 2021	$—	106,286,821	$1	96,933,192	$1	1,654,825	$—	28,873,139	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$273,108	$218,390	$173,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	171,308	153,789	139,330
Stock-based compensation expense	51,943	39,286	49,824
Deferred taxes	85,409	65,189	15,024
Tax receivable agreement liability adjustment	(12,745)	(11,425)	(33,134)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	116	73	3,188
Deposits with clearing organizations	9,273	(1,914)	1,789
Accounts receivable	(22,369)	(11,620)	(4,283)
Receivable from/payable to affiliates, net	(4,590)	6,136	(2,461)
Other assets	6,016	(35,109)	(5,648)
Increase (decrease) in operating liabilities:
Accrued compensation	24,789	9,187	(1,783)
Deferred revenue	1,143	(807)	(3,905)
Accounts payable, accrued expenses and other liabilities	(3,480)	11,194	(3,550)
Employee equity compensation payable	(1,900)	865	(16,412)
Net cash provided by operating activities	578,021	443,234	311,003
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(207,762)	—	—
Purchases of furniture, equipment, software and leasehold improvements	(16,878)	(11,490)	(15,781)
Capitalized software development costs	(34,470)	(31,046)	(28,681)
Purchase of equity investments	—	(20,000)	—
Net cash used in investing activities	(259,110)	(62,536)	(44,462)
Cash flows from financing activities
Pre-IPO capital distributions	—	—	(120,000)
Share repurchases pursuant to the Share Repurchase Program	(75,676)	—	—
Proceeds from stock-based compensation exercises	93,104	100,830	—
Proceeds from issuance of Class A common stock in the IPO and follow-on offerings, net of underwriting discounts	—	626,267	1,971,224
Purchase of LLC Interests	—	(626,267)	(1,971,224)
Offering costs from issuance of Class A common stock in the IPO and follow-on offerings	—	(2,508)	(14,943)
Dividends	(64,570)	(58,088)	(35,936)
Distributions to non-controlling interests	(11,129)	(16,752)	(38,346)
Payroll taxes paid for stock-based compensation	(71,024)	(76,175)	(8,917)
Payments on tax receivable agreement liability	(6,805)	—	—
Net cash used in financing activities	(136,100)	(52,693)	(218,142)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,043)	2,564	2,008
Net increase (decrease) in cash, cash equivalents and restricted cash	180,768	330,569	50,407
Cash, cash equivalents and restricted cash
Beginning of period	792,280	461,711	411,304
End of period	$973,048	$792,280	$461,711

Supplemental disclosure of cash flow information
Income taxes paid, net of refunds	$3,880	$19,105	$43,842
Non-cash investing and financing activities
Lease right-of-use assets obtained in exchange for lease liabilities, net of modifications and terminations	$(575)	$9,539	$33,877
Items arising from the IPO, follow-on offerings and other LLC Interest ownership changes:
Establishment of liabilities under Tax Receivable Agreement	$27,666	$174,940	$273,951
Deferred tax asset	$123,336	$393,274	$269,569
Other - See Note 14	$1,573	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2021	2020	2019
Cash and cash equivalents	$972,048	$791,280	$460,711
Restricted cash	1,000	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$973,048	$792,280	$461,711
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Tradeweb Markets Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Organization
Tradeweb Markets Inc. (the “Corporation”) was incorporated as a Delaware corporation on November 7, 2018 to carry on the business of Tradeweb Markets LLC (“TWM LLC”) following the completion of a series of reorganization transactions on April 4, 2019 (the “Reorganization Transactions”), in connection with Tradeweb Markets Inc.’s initial public offering (the “IPO”), which closed on April 8, 2019. Following the Reorganization Transactions, Refinitiv Holdings Limited (unless otherwise stated or the context otherwise requires, together with all of its direct and indirect subsidiaries, “Refinitiv”) owned an indirect majority ownership interest in the Company (as defined below).
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements.  As of December 31, 2021, Tradeweb Markets Inc. owns 86.9% of TWM LLC and the non-controlling interest holders own the remaining 13.1% of TWM LLC.  As of December 31, 2020, Tradeweb Markets Inc. owned 85.1% of TWM LLC and the non-controlling interest holders owned the remaining 14.9% of TWM LLC.
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
•Tradeweb Execution Services Limited (“TESL”), an Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
•Tradeweb Commercial Information Consulting (Shanghai) Co., Ltd. is a wholly-owned foreign enterprise (WOFE) in China for the purpose of providing consulting and marketing activities in China. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China for the provision of Bond Connect and CIBM Direct.
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
A majority interest of Refinitiv (formerly the Thomson Reuters Financial & Risk Business) was acquired by BCP on October 1, 2018 (the “Refinitiv Transaction”) from TR. The Refinitiv Transaction resulted in a new basis of accounting for certain of the Company’s assets and liabilities beginning on October 1, 2018. See Note 2 – Significant Accounting Policies for a description of pushdown accounting applied as a result of the Refinitiv Transaction.
In connection with the Reorganization Transactions, TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (the “LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. As used herein, references to “Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners”, including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) or Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”) and (ii) solely with respect to the Tax Receivable Agreement (as defined in Note 10 – Tax Receivable Agreement), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
As of December 31, 2021:
•The public investors collectively owned 106,286,821 shares of Class A common stock, representing 7.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.5% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 87.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.3% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,767,435 shares of Class D common stock, representing 4.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 3.2% of the economic interest in TWM LLC. As of December 31, 2021, only Barclays Capital Inc. and Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
•Other stockholders that continue to own LLC Interests also collectively owned 117,375 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s diluted earnings per share calculation for the year ended December 31, 2021 includes 5,835,759 weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 18 – Earnings Per Share for additional details.

2.    Significant Accounting Policies
The following is a summary of significant accounting policies:
Basis of Presentation
The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 1 – Organization, as a result of the Reorganization Transactions, Tradeweb Markets Inc. consolidates TWM LLC and its subsidiaries and TWM LLC is considered to be the predecessor to Tradeweb Markets Inc. for financial reporting purposes. Tradeweb Markets Inc. had no business transactions or activities and no substantial assets or liabilities prior to the Reorganization Transactions. The consolidated financial statements represent the financial condition and results of operations of the Company and report a non-controlling interest related to the LLC Interests held by the Continuing LLC Owners.
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
Reclassifications
Certain reclassifications have been made to prior periods’ financial information to conform to the current year presentation. This primarily includes an aggregation of transaction fees and commissions into a single revenue category titled “transaction fees and commissions” for all periods presented in the consolidated statements of income. These reclassifications had no impact on total consolidated revenue or consolidated net income.
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
Pushdown Accounting
In connection with the Refinitiv Transaction, a majority interest of Refinitiv was acquired by BCP on October 1, 2018 from TR. The Refinitiv Transaction was accounted for by Refinitiv in accordance with the acquisition method of accounting pursuant to ASC 805, and pushdown accounting was applied to Refinitiv to record the fair value of the assets and liabilities of Refinitiv as of October 1, 2018, the date of the Refinitiv Transaction. The Company, as a consolidating subsidiary of Refinitiv, also accounted for the Refinitiv Transaction using pushdown accounting which resulted in a new fair value basis of accounting for certain of the Company’s assets and liabilities beginning on October 1, 2018. Under the pushdown accounting applied, the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as of October 1, 2018 was recorded as goodwill. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market for the asset or liability. The adjusted valuations primarily affected the values of the Company’s long-lived and indefinite-lived intangible assets, including software development costs.
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and highly liquid investments (such as short-term money market instruments) with original maturities at the time of purchase of three months or less.

Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of our counterparties is also performed. Additions to the allowance for credit losses are charged to credit loss expense, which is included in general and administrative expenses in the consolidated statements of income. Aged balances that are determined to be uncollectible, are written off against the allowance for credit losses. See Note 16 – Credit Risk for additional information.
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
Furniture, equipment, purchased software and leasehold improvements are tested for impairment whenever events or changes in circumstances suggest that an asset’s carrying value may not be fully recoverable.
As of December 31, 2021 and 2020, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $56.0 million and $35.4 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements for the years ended December 31, 2021, 2020 and 2019 was $20.9 million, $18.3 million and $13.7 million, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the NFI Acquisition are amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the NFI Acquisition. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company is one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill was last tested for impairment on October 1, 2021 and no impairment of goodwill was identified.

Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from seven to thirteen years. Intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.
Equity Investments Without Readily Determinable Fair Values
Equity Investments without a readily determinable fair value are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. If the Company determines that the equity investment is impaired on the basis of a qualitative assessment, the Company will recognize an impairment loss equal to the amount by which the investment’s carrying amount exceeds its fair value. Equity investments are included as a component of other assets on the consolidated statements of financial condition.
Leases
At lease commencement, a right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of twelve months based on the initial present value of the fixed lease payments over the lease term. The lease right-of-use asset also reflects the present value of any initial direct costs, prepaid lease payments and lease incentives. The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the Company’s incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The Company has elected not to separate non-lease components from lease components for all leases. Significant assumptions and judgements in calculating the lease right-of-use assets and lease liabilities include the determination of the applicable borrowing rate for each lease. Operating lease expense is recognized on a straight-line basis over the lease term and included as a component of occupancy expense in the consolidated statements of income.
The Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) on January 1, 2019 using the modified retrospective method of adoption and elected to take the optional package of practical expedients, which allowed for no reassessment of:
•whether any expired or existing contracts are or contain leases,
•the lease classification for any expired or existing leases, and
•initial direct costs for any existing leases.
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. As of both December 31, 2021 and 2020, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the consolidated statements of financial condition. See Note 11 – Stockholders’ Equity. No offering costs were incurred during the year ended December 31, 2021.
Revenue Recognition
The Company’s classification of revenues in the consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 8 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.

Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues and expenses denominated in foreign currencies are translated at the rate of exchange prevailing at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate prevailing at the consolidated statements of financial condition date. Foreign currency re-measurement gains or losses on transactions in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a $4.0 million loss, a $1.3 million gain and a $3.0 million loss for the years ended December 31, 2021, 2020 and 2019, respectively. Gains or losses on translation in the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $9.0 million gain, a $6.3 million loss and a $3.0 million gain for each of the years ended December 31, 2021, 2020 and 2019, respectively. See Note 15 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company measures deferred taxes using the enacted tax rates and laws that will be in effect when such temporary differences are expected to reverse. The Company evaluates the need for valuation allowances based on the weight of positive and negative evidence. The Company records valuation allowances wherever management believes it is more likely than not that the Company will not be able to realize its deferred tax assets in the foreseeable future.
The Company records uncertain tax positions on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
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
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. As an equity award, the Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. These costs are recognized as an expense over the requisite service period, with an offsetting increase to additional paid-in capital. The grant-date fair value of stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. Forfeitures of stock-based compensation awards are recognized as they occur.
For grants made during the post-IPO period, the fair value of the equity instruments is determined based on the price of the Class A common stock on the grant date.

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
The Company uses the Black-Scholes pricing model to value some of its option awards. Determining the appropriate fair value model and calculating the fair value of the option awards requires the input of highly subjective assumptions, including the expected life of the option awards and the stock price volatility.
Earnings Per Share
Basic earnings per share is computed by dividing the net income attributable to the Company’s shares by the weighted-average number of the Company’s shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for TWM LLC’s shares, in the pre-IPO period, and the Class A or Class B common stock, in the post-IPO period, as applicable.
The dilutive effect of stock options and other stock-based payment awards is calculated using the treasury stock method, which assumes the proceeds from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of LLC Interests is evaluated under the if-converted method, where the securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Performance-based awards are considered contingently issuable shares and their dilutive effect is included in the denominator of the diluted earnings per share calculation for the entire period, if those shares would be issuable as of the end of the reporting period, assuming the end of the reporting period was also the end of the contingency period.
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

3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both December 31, 2021 and 2020, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
On June 25, 2021, the Company completed its acquisition of all of the outstanding equity interests of Execution Access, LLC, Kleos Managed Services Holdings, LLC and Kleos Managed Services, L.P., which collectively represented the NFI Acquisition. The all-cash purchase price of $190.0 million is net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments. At closing, preliminary working capital adjustments resulted in a $0.7 million increase to the purchase price. During the fourth quarter of 2021, the Company recorded final working capital and purchase price adjustments which resulted in a $0.1 million decrease in accounts receivable, $2.0 million increase in customer relationships, $0.9 million decrease in other assets, $0.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $2.5 million decrease in goodwill.
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
The final purchase price was allocated as follows:

Purchase Price Allocation

(in thousands)
Cash and cash equivalents	$33,797
Deposits with clearing organizations	18,147
Accounts receivable	2,645
Equipment	1,498
Software development costs	820
Goodwill	85,462
Intangible assets – customer relationships	101,285
Accrued compensation	(1,246)
Deferred revenue	(620)
Accounts payable, accrued expenses and other liabilities	(229)
Total	241,559
Less: Cash acquired	(33,797)
Less: Deposits with clearing organizations acquired	(18,147)
Working capital adjustments	385
Purchase price, net of cash and deposits acquired and excluding working capital adjustments	$190,000

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
During the year ended December 31, 2021, the Company recognized $5.1 million in transaction costs incurred to effect the NFI Acquisition, which are included as a component of professional fees in the accompanying consolidated statements of income.
The NFI Acquisition was not material to the Company’s consolidated financial statements and therefore pro forma results of this acquisition have not been presented.
5.    Software Development Costs
The components of software development costs, net of accumulated amortization are as follows:

	December 31,
	2021	2020

	(in thousands)
Software development costs	$270,672	$235,382
Accumulated amortization	(114,469)	(67,352)
Software development costs, net of accumulated amortization	$156,203	$168,030
Capitalized software development costs and amortization expense are as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Software development costs capitalized(1)	$34,470	$31,046	$28,681
Amortization expense related to capitalized software development costs	47,116	36,102	26,176
(1)Software development costs capitalized does not include acquired software development costs. See Note 4 – Acquisitions.
Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional fees on the consolidated statements of income.
The estimated annual future amortization for software development costs through December 31, 2026 is as follows:

Amount

(in thousands)
2022	$45,463
2023	$35,127
2024	$24,045
2025	$18,722
2026	$18,722
6.    Goodwill and Intangible Assets
Goodwill
Goodwill includes the following activity during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Balance at beginning of period	$2,694,797	$2,694,797
Goodwill recognized in connection with the NFI Acquisition	85,462	—
Balance at end of period	$2,780,259	$2,694,797

Intangible Assets
Intangible assets with an indefinite useful life consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Licenses	$168,800	$168,800
Tradename	154,300	154,300
Total	$323,100	$323,100
Intangible assets that are subject to amortization consisted of the following:

		December 31, 2021			December 31, 2020
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Customer relationships - Refinitiv Transaction	12 years	$928,200	$(251,387)	$676,813	$928,200	$(174,037)	$754,163
Customer relationships - NFI Acquisition	13 years	101,285	(3,896)	97,389	—	—	—
Content and data	7 years	154,400	(71,686)	82,714	154,400	(49,629)	104,771
		$1,183,885	$(326,969)	$856,916	$1,082,600	$(223,666)	$858,934
Amortization expense for definite-lived intangible assets was $103.3 million for the year ended December 31, 2021 and $99.4 million for each of the years ended December 31, 2020 and 2019.
The estimated annual future amortization for definite-lived intangible assets through December 31, 2026 is as follows:

Amount

(in thousands)
2022	$107,198
2023	$107,198
2024	$107,198
2025	$101,684
2026	$85,141
7.    Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following is a summary of lease right-of-use assets and lease liabilities related to operating leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Operating lease right-of-use assets	$20,496	$29,437
Operating lease liabilities	$24,331	$34,463

Activity related to the Company’s leases for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Operating lease expense included as a component of occupancy expense on the accompanying consolidated statements of income	$10,624	$10,439	$10,265
Cash for amounts included in the measurement of operating lease liability	$11,736	$12,060	$11,667

At December 31, 2021 and 2020, the weighted average borrowing rate and weighted average remaining lease term are as follows:

	December 31,
	2021	2020

Weighted average borrowing rate	2.8%	2.9%
Weighted average remaining lease term (years)	4.4	4.7
The following table presents the future minimum lease payments and the maturity of lease liabilities as of December 31, 2021:

Amount
(in thousands)
2022	$8,104
2023	5,653
2024	4,405
2025	2,690
2026	2,544
Thereafter	2,544
Total future lease payments	25,940
Less imputed interest	(1,609)
Lease liability	$24,331
As of December 31, 2021, one U.S. lease is secured by a $0.5 million letter of credit issued under the Company’s Credit Facility (as defined in Note 17 – Commitments and Contingencies). As of December 31, 2020, this lease was secured by a letter of credit in the amount of $1.2 million, which was guaranteed by Refinitiv. During the year ended December 31, 2021, the letter of credit guaranteed by Refinitiv was replaced with the letter of credit issued under the Company’s Credit Facility.

8.    Revenue
Revenue Recognition
The Company enters into contracts with its clients to provide a stand-ready connection to its electronic marketplaces, which facilitates the execution of trades by its clients. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing of trades thereon. The stand-ready connection to the electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from the Company’s performance as access is provided (that is, the performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress). For its services, the Company earns subscription fees for granting access to its electronic marketplaces. Subscription fees, which are generally fixed fees, are recognized into revenue on a monthly basis, in the period that access is provided. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the consolidated statements of financial condition until the revenue recognition criteria have been met. The Company also earns transaction fees and/or commissions from transactions executed on the Company’s electronic marketplaces. The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Transaction fees and commissions are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. Fixed monthly transaction fees or commissions, or monthly transaction fees or commission minimums, are earned on a monthly basis in the period the stand-ready trading services are provided and are generally billed monthly. For variable transaction fees or commissions, the Company charges its clients based on the mix of products traded and the volume of transactions executed. Variable transaction fee or commission revenue is recognized and recorded on a trade-date basis when the individual trade occurs and is generally billed when the trade settles or are billed monthly. Variable discounts or rebates on transaction fees or commissions are earned and applied monthly or quarterly, resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
The Company earns fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as Refinitiv receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets which are recognized when the historical data set is provided to Refinitiv. Significant judgements used in accounting for this contract include the following determinations:
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019

	(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$690,592	$155,762	$536,176	$145,412	$435,173	$137,775
Subscription fees	1,812	156,636	1,685	140,673	1,736	136,995
Refinitiv market data fees	—	61,161	—	59,706	—	55,635
Other	821	9,663	598	8,409	834	7,418
Total revenue	$693,225	$383,222	$538,459	$354,200	$437,743	$337,823

Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2020	$23,193
Deferred revenue billed in the current period	119,256
Revenue recognized that was previously deferred	(118,139)
Deferred revenue acquired in connection with the NFI Acquisition	620
Deferred revenue balance - December 31, 2021	$24,930
During the year ended December 31, 2021, the Company recognized $23.0 million in total revenue that was deferred as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $23.8 million in total revenue that was deferred as of December 31, 2019.
9.    Income Taxes
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
The Company’s consolidated effective tax rate will also vary from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions.
For the year ended December 31, 2021, total income before the provision for income taxes amounted to $370.0 million, consisting of $347.3 million in the United States and $22.7 million in foreign locations.
The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Current:
Federal	$2,025	$(16,529)	$21,373
State and Local	8,334	5,261	11,537
Foreign	1,107	2,153	4,368
Total current tax expense	11,466	(9,115)	37,278
Deferred:
Federal	49,266	52,845	(88)
State and local	40,363	12,572	18,194
Foreign	(4,220)	(228)	(3,082)
Total deferred tax expense	85,409	65,189	15,024
Total provision for income taxes	$96,875	$56,074	$52,302

A reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended
	December 31,
	2021	2020	2019

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	3.7	5.0	3.9
Foreign tax rate differential	(0.2)	0.2	(1.1)
Non-controlling interest	(2.3)	(3.4)	(7.2)
Tax Receivable Agreement adjustment	(0.7)	(0.9)	(3.1)
Rate change	6.7	(0.2)	10.2
Equity Compensation	(2.5)	(1.8)	—
Other	0.5	0.5	(0.5)
Effective income tax rate	26.2%	20.4%	23.2%
The effective tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes including the tax impact of state apportionment rate changes on total tax expense as a result of the remeasurement of the Company’s net deferred asset, partially offset by the effect of non-controlling interests and the tax impact of the exercise of equity compensation. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes. The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and other discrete items, partially offset by state and local taxes including the tax impact of state apportionment rate changes on total tax expense as a result of the reduction of the Company’s net deferred asset.
The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Investment in partnership	$506,586	$509,835
Net operating losses	55,236	21,647
Tax Receivable Agreement - Interest	13,393	13,859
Employee compensation	31,507	23,291
Tax credits	8,947	9,276
Other	9,775	7,150
Deferred tax assets, gross	625,444	585,058
Valuation Allowance	(741)	(110)
Total deferred tax assets, net	624,703	584,948

Deferred tax liabilities
Goodwill and Intangibles	(26,744)	(24,811)
Total deferred tax liabilities	(26,744)	(24,811)

Total net deferred tax asset (liability)	$597,959	$560,137

The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which we may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the consolidated statement of financial condition.
As of December 31, 2021, the Company had tax effected U.S. federal net operating loss carryforwards for income tax purposes of $48.4 million and state and local net operating loss carryforwards of $6.8 million, respectively. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The U.S. federal net operating loss carryforwards can be carried forward indefinitely.
The components of the Company’s uncertain tax positions are as follows:

Amount
(in thousands)
Gross unrecognized tax benefits as of January 1, 2021	$5,514
Increase in current year tax positions	1,900
Increase in prior year tax positions	1,528
Decrease in prior year tax positions	—
Settlements	(1,936)
Gross unrecognized tax benefits as of December 31, 2021	$7,006
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties accrued as of December 31, 2021 are $1.9 million and $0.2 million, respectively.
As a result of the Refinitiv Contribution (as defined in Note 11 – Stockholders’ Equity), the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 - 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 - 2011. As of both December 31, 2021 and 2020, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both December 31, 2021 and 2020, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.
The above tax positions were recognized using the best estimate of the amount expected to be paid based on available information and assessment of all relevant factors. Due to the uncertainty associated with tax audits, it is possible that at some future date liabilities resulting from these audits could vary significantly from these positions. Nevertheless, based on currently enacted legislation and information currently known to us, the Company believes that the ultimate resolution of these audits will not have a material adverse impact on the Company’s financial condition taken as a whole. Furthermore, the Company does not anticipate any changes to net uncertain tax benefits within the next twelve months.

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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the consolidated statements of income in the period in which the change occurs. As of December 31, 2021 and 2020, the tax receivable agreement liability on the consolidated statements of financial condition totaled $412.4 million and $404.3 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recognized a tax receivable agreement liability adjustment of $12.7 million, $11.4 million and $33.1 million, respectively, in the consolidated statements of income.
11.    Stockholders’ Equity
Initial Public Offering and Reorganization Transactions
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
In addition, the Corporation’s board of directors adopted the Omnibus Equity Plan, under which equity awards may be made in respect of shares of Class A common stock. It also assumed sponsorship of the Option Plan and a PRSU plan formerly sponsored by TWM LLC. See Note 13 – Stock-Based Compensation Plans for further details.
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
Issuance and Cancellation of Common Stock
•In connection with the completion of the Reorganization Transactions, the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (the “Refinitiv Contribution”).
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
Following the completion of the Reorganization Transactions, including the IPO and the application of the proceeds therefrom as described above, (i) the investors in the IPO collectively owned 46,000,000 shares of Class A common, representing 2.7% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 20.7% of the economic interest in TWM LLC; (ii) Refinitiv owned 96,933,192 shares of Class B common stock, representing 56.4% of the combined voting power of all of the Corporation’s common stock and, through the Corporation’s ownership of LLC Interests, 43.6% of the economic interest in TWM LLC; (iii) Refinitiv owned 22,988,329 shares of Class D common stock, representing 13.4% of the combined voting power of all of the Corporation’s common stock, and 22,988,329 LLC Interests, representing 10.3% of the economic interest in TWM LLC, (iv) the Continuing LLC Owners (other than the Refinitiv) collectively owned 10,006,269 shares of Class C common stock and 46,294,407 shares of Class D common stock, representing 27.5% of the combined voting power of all of the Corporation’s common stock, and 56,300,676 LLC Interests, representing 25.3% of the economic interest in TWM LLC; and (v) the Corporation owned 142,933,192 LLC Interests, representing 64.3% of the economic interest in TWM LLC.
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
The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the year ended December 31, 2021, the Company acquired a total of 901,968 shares of Class A common stock, at an average price of $83.90, for purchases totaling $75.7 million. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of December 31, 2021, a total of $74.3 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the years ended December 31, 2021, 2020 and 2019, the Company withheld 983,072, 1,509,321 and 208,823 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $72.25, $50.47 and $42.70, respectively, and an aggregate value of $71.0 million, $76.2 million and $8.9 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2021		December 31, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	203,220,013	86.9%	195,008,657	85.1%
Number of LLC Interests held by non-controlling interests	30,527,964	13.1%	34,011,202	14.9%
Total LLC Interests outstanding	233,747,977	100.0%	229,019,859	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$226,828	$166,296	$83,769
Transfers (to) from non-controlling interests:
Allocation of equity to non-controlling interests arising from the reorganization transactions and IPO	—	—	(1,607,529)
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	87,006	533,900	402,227
Net transfers (to) from non-controlling interests	87,006	533,900	(1,205,302)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$313,834	$700,196	$(1,121,533)
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
PRSUs (Equity-Settled)
PRSUs are promises to issue actual shares of Class A common stock which cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The fair value of the equity-settled PRSUs is calculated on the grant date using the stock price of the Class A common stock. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount. Compensation expense for PRSUs that cliff vest is recognized on a straight-line basis over the vesting period for the entire award. The number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized.

A summary of the Company’s outstanding equity-settled PRSUs is presented below:

	Equity-Settled PRSUs	Weighted Average Grant-Date Fair Value
Equity-settled PRSUs outstanding at December 31, 2020	3,356,130	$21.09
Grants	209,925	$74.29
Vests	(1,108,060)	$9.53
Performance adjustment	208,437	$74.30
Forfeitures and adjustments	(10,834)	$44.51
Equity-settled PRSUs outstanding at December 31, 2021	2,655,598	$34.20
The following table summarizes information about equity-settled PRSU awards:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Equity-settled PRSU compensation expense	$30,633	$27,809	$25,392
Income tax benefit	$(16,374)	$(10,261)	$(4,781)
The weighted-average grant-date fair value of equity-settled PRSUs granted during the years ended December 31, 2020 and 2019 was $38.87 and $21.08, respectively.
The total fair value of equity-settled PRSUs vested during the years ended December 31, 2021 and 2020 was $67.4 million and $39.8 million, respectively. There were no equity-settled PRSUs that vested during the year ended December 31, 2019.
Options
Prior to the IPO, the Company granted the Special Option Award to management and other employees and granted additional options subsequent to the IPO in July 2019 and December 2019, in each case under the Option Plan (the “July 2019 Grants” and the “December 2019 Grants,” respectively). Each option award vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The options have a four-year graded vesting schedule, with accelerated vesting for the time-based Special Option Award options originally scheduled to vest in years three and four that were accelerated upon completion of the IPO. The stock-based compensation expense recognition commenced upon the completion of the IPO, with $18.9 million recognized as compensation expense related to the Special Option Award immediately upon the completion of the IPO.
The grant-date fair value of the time-based options related to the Special Option Award and the July 2019 Grants are amortized into expense over the requisite service period on a straight-line basis, with each tranche separately measured. The grant-date fair value of the time-based December 2019 Grants are amortized into expense on a straight-line basis over the requisite service period for the entire award.
For the portion of all awards that require both future service and the achievement of Company performance-based conditions, the grant-date fair value for each tranche is separately amortized into expense over the requisite service period for the requisite performance-based condition. If in a reporting period it is determined that the achievement of a performance target for a performance-based tranche is not probable, then no expense is recognized for that tranche and any expenses already recognized relating to that tranche in prior reporting periods are reversed in the current reporting period.
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

A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Options outstanding at December 31, 2020	9,241,883	$2.54	$22.56
Grants	—	$—	$—
Exercises	(5,652,053)	$2.16	$21.56
Forfeitures and adjustments	(174,542)	$7.13	$34.85
Expired	—	$—	$—
Options outstanding at December 31, 2021	3,415,288	$2.92	$23.59
Vested options outstanding at December 31, 2021 - all exercisable	874,893	$2.06	$21.17
The following table summarizes information about options awards:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Options compensation expense	$5,327	$6,118	$24,432
Income tax benefit	$(69,868)	$(57,457)	$(8,556)
There were no options granted during the year ended December 31, 2020. The weighted-average grant-date fair value of options granted during the year ended December 31, 2019 was $8.83.
The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $333.8 million, $291.8 million and $21.3 million, respectively.
The total intrinsic value of all options outstanding as of December 31, 2021 was $261.4 million. The weighted average remaining contractual life of all options outstanding as of December 31, 2021 was 7.0 years.
The total intrinsic value of all vested options outstanding as of December 31, 2021 was $69.1 million, all of which are currently exercisable. The weighted average remaining contractual life of all vested options outstanding as of December 31, 2021 was 6.8 years.
The fair value of options is calculated on the grant date using the Black-Scholes model. The significant assumptions used to estimate the fair value of the options as of the grant date, for options granted during the year ended December 31, 2019, were as follows:

Weighted Average Expected Life (years)	5.7
Weighted Average Risk-Free Interest Rate	2.9%
Weighted Average Expected Volatility	20.0%
Weighted Average Expected Dividend Yield	3.9%
Weighted Average Share Price	$21.62
Weighted Average Exercise Price	$21.62
RSUs
Beginning in 2020, the Company expanded its RSU grants under the Omnibus Equity Plan to employees. Previously, RSU grants were limited to non-employee directors. RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSUs granted to employees generally vest one-third each year over a three-year period. RSUs granted to non-employee directors vest after one year. The grant-date fair value of RSUs are amortized into expense on a straight-line basis over the requisite service period for the entire award.

A summary of the Company’s outstanding RSUs is presented below:

	RSUs	Weighted Average Grant-Date Fair Value
RSUs outstanding at December 31, 2020	493,878	$38.91
Grants	370,306	$75.09
Vests	(171,494)	$38.98
Forfeitures	(8,926)	$54.69
RSUs outstanding at December 31, 2021	683,764	$58.28
The following table summarizes information about RSU awards:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
RSU compensation expense	$15,983	$5,359	$—
Income tax benefit	$(5,416)	$(311)	$—
The weighted-average grant-date fair value of RSUs granted during the year ended December 31, 2020 was $38.91. There were no RSUs granted during the year ended December 31, 2019.
The total fair value of RSUs vested during the year ended December 31, 2021 was $12.5 million. There were no RSUs that vested during the years ended December 31, 2020 and 2019.
Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income. A summary of the Company’s total stock-based compensation expense relating to its equity-settled PRSUs, options and RSUs is presented below:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Total stock-based compensation expense	$51,943	$39,286	$49,824
As of December 31, 2021, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows:

	Equity-Settled PRSUs	Options	RSUs

	(dollars in thousands)
Total unrecognized compensation cost	$31,321	$2,169	$26,383
Weighted-average recognition period	1.69	1.23	1.85

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
As of December 31, 2021 and 2020, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items:

	December 31,
	2021	2020

	(in thousands)
Accounts receivable	$277	$4,009
Receivable from affiliates	3,313	111
Other assets	3,530	2,722
Accounts payable, accrued expenses and other liabilities	7,767	6,140
Deferred revenue	4,767	4,500
Payable to affiliates	4,860	5,142
The following balances with such affiliates were included in the consolidated statements of income in the following line items:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Revenue:
Transaction fees and commissions (1)	$—	$—	$75,829
Subscription fees (1)	923	—	5,670
Refinitiv market data fees (2)	61,161	59,706	55,635
Other fees	522	—	—
Expenses: (3)
Employee compensation and benefits	856	—	—
Technology and communications	3,951	2,960	2,960
General and administrative	194	(591)	430
Professional fees	39	—	—
Occupancy	—	15	481
Operating income:
Net interest income (expense) (4)	—	—	858
(1)For pre-IPO periods, represents fees and commissions from affiliates of the Bank Stockholders.
(2)The Company maintains a market data license agreement with Refinitiv. Under the agreement, the Company delivers to Refinitiv certain market data feeds which Refinitiv redistributes to its customers. The Company earns license fees and royalties for these feeds.
(3)The Company maintains agreements with Refinitiv to provide the Company with certain real estate, payroll, benefits administration and other administrative services.
(4)For pre-IPO periods, represents interest income from money market funds invested with and savings accounts deposited with affiliates of the Bank Stockholders.
During the year ended December 31, 2021, $1.6 million of previously accrued expenses payable to affiliates of Refinitiv were waived and the liabilities were reversed through an increase to additional paid-in capital.

The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both December 31, 2021 and 2020, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the consolidated statements of financial condition.
15.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the consolidated statements of financial condition as of December 31, 2021 and 2020 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of December 31, 2021
Assets
Cash equivalents – Money market funds	$654,553	$—	$—	$654,553
Receivable from affiliates – Foreign currency forward contracts	—	3,019	—	3,019
Total assets measured at fair value	$654,553	$3,019	$—	$657,572

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

As of December 31, 2020
Assets
Cash equivalents – Money market funds	$541,790	$—	$—	$541,790
Total assets measured at fair value	$541,790	$—	$—	$541,790

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$3,409	$—	$3,409
Total liabilities measured at fair value	$—	$3,409	$—	$3,409
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. As of December 31, 2021 and 2020, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding receivables and liabilities on such contracts were included in receivable from affiliates and payable to affiliates on the accompanying consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	December 31,
	2021	2020

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$146,202	$122,458
The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income within general and administrative expenses.
The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the consolidated statements of income are as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$9,008	$(6,269)	$3,029
The Company has no financial instruments measured at fair value that are classified within level 3 of the fair value hierarchy.

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2021 and 2020 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in thousands)
As of December 31, 2021
Assets
Cash and restricted cash	$318,495	$318,495	$—	$—	$318,495
Receivable from brokers and dealers and clearing organizations	—	—	—	—	—
Deposits with clearing organizations	20,523	20,523	—	—	20,523
Accounts receivable	129,937	—	129,937	—	129,937
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$471,347	$339,018	$129,937	$2,392	$471,347

Liabilities
Payable to brokers and dealers and clearing organizations	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

As of December 31, 2020
Assets
Cash and restricted cash	$250,490	$250,490	$—	$—	$250,490
Receivable from brokers and dealers and clearing organizations	368	—	368	—	368
Deposits with clearing organizations	11,671	11,671	—	—	11,671
Accounts receivable	105,286	—	105,286	—	105,286
Other assets – Memberships in clearing organizations	1,586	—	—	1,586	1,586
Total	$369,401	$262,161	$105,654	$1,586	$369,401

Liabilities
Payable to brokers and dealers and clearing organizations	$252	$—	$252	$—	$252
Total	$252	$—	$252	$—	$252
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
Non-recurring Fair Value Measurements
The Company measures certain assets and liabilities, such as assets acquired in a business combination, at fair value as of the acquisition date. See Note 4 – Acquisitions for further details regarding these non-recurring fair value measurements.

Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million as of both December 31, 2021 and 2020. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during the year ended December 31, 2021 and 2020 and no adjustments to the original cost basis have been made to the carrying value over the life of the instruments.
16.    Credit Risk
In the normal course of business the Company, as agent, executes transactions with, and on behalf of, other brokers and dealers. If the agency transactions do not settle because of failure to perform by either counterparty, the Company will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction, until the failed transaction settles. The Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transaction. However, from time to time, the Company enters into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. Credit exposure related to these agreements to repurchase, including the risk related to a decline in market value of collateral (pledged or received), is managed by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of December 31, 2021 and 2020, the Company maintained an allowance for credit losses with regard to these receivables of $0.3 million and $0.2 million, respectively. For the years ended December 31, 2021 and 2020, the Company recognized a credit loss expense of $13 thousand and $0.1 million, respectively. For the year ended December 31, 2019, recoveries resulted in a net reversal of credit loss expense totaling $1.0 million.

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
The Company has been named as a defendant, along with other financial institutions, in antitrust class actions (consolidated into two actions) relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an Amended Complaint on or about May 14, 2021, and the Company served its motion to dismiss on Plaintiffs on June 14, 2021. The motions to dismiss were fully briefed on August 4, 2021. In the event the matter is not dismissed, the Company intends to continue to vigorously defend its position, and believes that it has meritorious defenses to the Amended Complaint.
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
As of December 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of December 31, 2020, there were no letters of credit issued under the Revolving Credit Facility and no drawn amounts outstanding.
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

The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc. (post-IPO period):

	Year Ended
	December 31,
EPS: Post-IPO net income attributable to Tradeweb Markets Inc.	2021	2020	2019

	(in thousands, except share and per share amounts)
Numerator:
Post-IPO net income attributable to Tradeweb Markets Inc.	$226,828	$166,296	$83,769

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	201,419,081	180,409,462	148,013,274
Dilutive effect of equity-settled PRSUs	2,067,558	2,472,801	2,464,137
Dilutive effect of options	3,473,549	5,179,109	6,062,835
Dilutive effect of RSUs	294,652	161,660	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	207,254,840	188,223,032	156,540,246

Earnings per share - Basic	$1.13	$0.92	$0.57
Earnings per share - Diluted	$1.09	$0.88	$0.54
The following table summarizes the basic and diluted earnings per share calculations for Tradeweb Markets LLC (pre-IPO period):

Year Ended
December 31,
EPS: Pre-IPO net income attributable to Tradeweb Markets LLC (1)	2019

(in thousands, except share and per share amounts)
Numerator:
Pre-IPO net income attributable to Tradeweb Markets LLC	$42,352

Denominator:
Weighted average LLC Interests outstanding - Basic	222,222,197
Dilutive effect of equity-settled PRSUs	1,098,260
Weighted average LLC Interests outstanding - Diluted	223,320,457

Earnings per share - Basic	$0.19
Earnings per share - Diluted	$0.19
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

The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the post-IPO periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the post-IPO periods indicated:

	Year Ended
	December 31,
	2021	2020	2019

Anti-dilutive Shares:
Equity-settled PRSUs	—	—	—
Options	—	264,376	128,125
RSUs	—	443	—
LLC Interests	30,699,577	45,828,289	74,279,741
For the year ended December 31, 2019, there were no anti-dilutive shares relating to the pre-IPO period.
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
At December 31, 2021 and 2020, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL and EA are as follows:

As of December 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$33,566	$61,379	$22,784	$84,636	$7,932	$7,626	$1,760	$212,572
Regulatory Capital Requirement	3,424	2,931	652	36,136	1,184	3,272	1,272	78
Excess Regulatory Capital	$30,142	$58,448	$22,132	$48,500	$6,748	$4,354	$488	$212,494

As of December 31, 2020	TWL	DW	TWD	TEL	TWJ	TWEU

	(in thousands)
Regulatory Capital	$49,254	$58,026	$20,577	$59,238	$11,066	$19,102
Regulatory Capital Requirement	2,438	2,147	731	33,742	3,799	2,562
Excess Regulatory Capital	$46,816	$55,879	$19,846	$25,496	$7,267	$16,540

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2021 and 2020 are as follows:

	As of December 31, 2021		As of December 31, 2020
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$30,063	$15,999	$28,476	$15,298
Required Financial Resources	11,000	6,770	13,500	6,223
Excess Financial Resources	$19,063	$9,229	$14,976	$9,075

Liquid Financial Assets	$15,283	$10,014	$15,662	$8,610
Required Liquid Financial Assets	2,750	1,693	6,750	3,112
Excess Liquid Financial Assets	$12,533	$8,321	$8,912	$5,498
20.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Revenues
Institutional	$668,812	$554,330	$453,379
Wholesale	254,927	185,456	171,096
Retail	70,566	76,352	80,368
Market Data	82,142	76,521	70,723
Total revenue	1,076,447	892,659	775,566
Operating expenses	717,619	629,304	585,747
Operating income	$358,828	$263,355	$189,819
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
The following table provides revenue by geographic area:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Revenues
U.S.	$673,223	$570,064	$497,316
International	403,224	322,595	278,250
Total revenue	$1,076,447	$892,659	$775,566

The following table provides information on the attribution of long-lived assets by geographic area:

	December 31,
	2021	2020

	(in thousands)
Long-lived assets
U.S.	$4,152,186	$4,091,569
International	15,848	16,544
Total	$4,168,034	$4,108,113
21.    Subsequent Events
Chairman of the Board of Directors
On February 16, 2022, the Company announced that Mr. Martin Brand, previously the Chairman of the Company’s board of directors (the “Board”), stepped down as Chairman and resigned from the Board effective February 11, 2022. Mr. Brand’s resignation was not the result of any disagreement with the Company.
In connection with Mr. Brand’s resignation, the Board elected Mr. Lee Olesky, the Company’s co-founder and Chief Executive Officer (“CEO”) and a member of the Board since March 2019, as Chairman of the Board, effective February 11, 2022. Ms. Paula Madoff, who has also served on the Board since March 2019, was elected Lead Independent Director effective February 11, 2022.
CEO Transition
On February 16, 2022, the Company announced that Mr. Olesky will retire as CEO of the Company effective December 31, 2022. On February 11, 2022, the Board elected the Company’s President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Mr. Olesky will stay on with the Company in the position of Chairman of the Board, and accordingly will continue to serve in his capacity as a director of the Company.
Cash Dividends and Distributions
On February 2, 2022, the Board declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the first quarter of 2022. This dividend will be payable on March 15, 2022 to stockholders of record as of March 1, 2022.
On February 1, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $16.7 million, as adjusted by required state and local tax withholdings as well as increases in Tradeweb Markets Inc. shares, that will be determined prior to the record date of March 1, 2022, payable on March 11, 2022.
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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

10.22†
Employment Offer Letter by and between Sara Furber and Tradeweb Markets LLC. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2021 (File No. 001-38860)).

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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
+    Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEWEB MARKETS INC.

February 24, 2022	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lee Olesky	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022
Lee Olesky
/s/ Sara Furber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Sara Furber
/s/ Balbir Bakhshi	Director	February 24, 2022
Balbir Bakhshi
/s/ Steven Berns	Director	February 24, 2022
Steven Berns
/s/ John G. Finley	Director	February 24, 2022
John G. Finley
/s/ Scott C. Ganeles	Director	February 24, 2022
Scott C. Ganeles
/s/ Von Hughes	Director	February 24, 2022
Von Hughes
/s/ William Hult	Director	February 24, 2022
William Hult
/s/ Paula B. Madoff	Director	February 24, 2022
Paula B. Madoff
/s/ Thomas Pluta	Director	February 24, 2022
Thomas Pluta
/s/ Murray Roos	Director	February 24, 2022
Murray Roos