Form 10-Q
period 2022-03-31
Tradeweb Markets Inc.
filed 2022-04-29
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 21, 2022
Class A Common Stock, par value $0.00001 per share	107,565,764
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,320,533

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
•“Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners,” including Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continued to own LLC Interests (as defined below) after the completion of the IPO and Reorganization Transactions, that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of our Class A common stock or Class B common stock and (ii) solely with respect to the Tax Receivable Agreement (as defined below), also include those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
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
•“Refinitiv,” prior to the LSEG Transaction, refer to Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries, and subsequent to the LSEG Transaction, refer to Refinitiv Parent Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries. Refinitiv owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in Tradeweb, and was controlled by the Investor Group prior to the LSEG Transaction.

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
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS” in evaluating our past results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), the weighted average number of other participating securities reflected in earnings per share using the two-class method and assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.
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

•Refinitiv’s, and indirectly LSEG’s, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$828,061	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	91,085	—
Deposits with clearing organizations	35,466	20,523
Accounts receivable, net of allowance for credit losses of $73 and $273 at March 31, 2022 and December 31, 2021, respectively	164,968	129,937
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	35,141	31,060
Lease right-of-use assets	28,820	20,496
Software development costs, net of accumulated amortization	152,241	156,203
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,153,216	1,180,016
Receivable from affiliates	2,441	3,313
Deferred tax asset	651,091	618,970
Other assets	77,334	76,355
Total assets	$6,001,123	$5,990,180

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$20,511	$—
Payable to brokers and dealers and clearing organizations	70,512	—
Accrued compensation	74,941	154,824
Deferred revenue	27,667	24,930
Accounts payable, accrued expenses and other liabilities	47,489	38,832
Lease liabilities	31,926	24,331
Payable to affiliates	4,574	4,860
Deferred tax liability	20,659	21,011
Tax receivable agreement liability	409,113	412,449
Total liabilities	707,392	681,237

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 107,348,079 and 106,286,821 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 1,654,825 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,320,533 and 28,873,139 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	4,388,663	4,401,366
Accumulated other comprehensive income (loss)	(1,964)	1,604
Retained earnings	261,915	242,623
Total stockholders’ equity attributable to Tradeweb Markets Inc.	4,648,616	4,645,595
Non-controlling interests	645,115	663,348
Total equity	5,293,731	5,308,943
Total liabilities and equity	$6,001,123	$5,990,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Transaction fees and commissions	$251,805	$217,816
Subscription fees	41,455	37,868
Refinitiv market data fees	15,558	15,117
Other	2,668	2,598
Total revenue	311,486	273,399

Expenses
Employee compensation and benefits	117,991	103,622
Depreciation and amortization	44,450	40,966
Technology and communications	15,776	13,544
General and administrative	10,313	3,459
Professional fees	7,857	9,728
Occupancy	3,497	3,753
Total expenses	199,884	175,072
Operating income	111,602	98,327
Net interest income (expense)	(447)	(493)
Income before taxes	111,155	97,834
Provision for income taxes	(13,710)	(16,269)
Net income	97,445	81,565
Less: Net income attributable to non-controlling interests	14,480	13,706
Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.41	$0.34
Diluted	$0.40	$0.33
Weighted average shares outstanding:
Basic	204,061,347	199,064,607
Diluted	207,497,102	205,028,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$97,445	$81,565
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2022 and 2021	(4,098)	(343)
Other comprehensive income (loss), net of tax	(4,098)	(343)

Comprehensive income	93,347	81,222
Less: Net income attributable to non-controlling interests	14,480	13,706
Less: Foreign currency translation adjustments attributable to non-controlling interests	(530)	(46)
Comprehensive income attributable to Tradeweb Markets Inc.	$79,397	$67,562

	Three Months Ended
	March 31,
	2022	2021
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(3,568)	(297)
Comprehensive income attributable to Tradeweb Markets Inc.	$79,397	$67,562

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$14,480	$13,706
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(530)	(46)
Comprehensive income attributable to non-controlling interests	$13,950	$13,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	106,286,821	$1	96,933,192	$1	1,654,825	$—	28,873,139	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Activities related to exchanges of LLC Interests	552,606	—	—	—	—	—	(552,606)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to the Share Repurchase Program	(559,428)	—	—	—	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	6,351	—	—	—	6,351
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	6,102	—	—	—	6,102
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,229	—	—	—	1,229
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	107,348,079	$1	96,933,192	$1	1,654,825	$—	28,320,533	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	65,177	—	—	—	65,177
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	6,417	—	—	—	6,417
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$97,445	$81,565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,450	40,966
Stock-based compensation expense	13,712	10,760
Deferred taxes	11,640	15,997
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(20,573)	(101)
Deposits with clearing organizations	(14,996)	906
Accounts receivable	(36,437)	(38,831)
Receivable from/payable to affiliates, net	692	(6,491)
Other assets	(1,079)	7,226
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	20,511	—
Accrued compensation	(81,025)	(59,275)
Deferred revenue	2,766	3,995
Accounts payable, accrued expenses and other liabilities	8,137	770
Employee equity compensation payable	—	(1,915)
Net cash provided by operating activities	45,243	55,572
Cash flows from investing activities
Purchases of furniture, equipment, software and leasehold improvements	(9,061)	(4,359)
Capitalized software development costs	(8,979)	(8,266)
Net cash used in investing activities	(18,040)	(12,625)
Cash flows from financing activities
Share repurchases pursuant to the Share Repurchase Program	(47,323)	—
Proceeds from stock-based compensation exercises	692	46,397
Dividends	(16,350)	(16,030)
Distributions to non-controlling interests	(2,178)	(2,504)
Payroll taxes paid for stock-based compensation	(93,927)	(45,464)
Payments on tax receivable agreement liability	(8,995)	(6,849)
Net cash used in financing activities	(168,081)	(24,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,109)	161
Net increase (decrease) in cash, cash equivalents and restricted cash	(143,987)	18,658
Cash, cash equivalents and restricted cash
Beginning of period	973,048	792,280
End of period	$829,061	$810,938

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$2,764	$(4,175)
Non-cash financing activities
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$1,831	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$5,659	$27,666
Deferred tax asset	$44,335	$99,260

	March 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2022	2021
Cash and cash equivalents	$828,061	$972,048
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$829,061	$973,048
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
In connection with the LSEG Transaction, the Corporation became a consolidating subsidiary of LSEG. Prior to the LSEG Transaction, the Corporation was a consolidating subsidiary of BCP York Holdings (“BCP”), a company owned by certain investment funds affiliated with Blackstone, through BCP’s previous majority ownership interest in Refinitiv.
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of March 31, 2022, Tradeweb Markets Inc. owns 87.2% of TWM LLC and the non-controlling interest holders own the remaining 12.8% of TWM LLC.  As of December 31, 2021, Tradeweb Markets Inc. owned 86.9% of TWM LLC and the non-controlling interest holders owned the remaining 13.1% of TWM LLC.
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
The Company is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale and retail client sectors. The Company’s principal subsidiaries include:
•Tradeweb LLC (“TWL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a member of the Financial Industry Regulatory Authority (“FINRA”), a registered independent introducing broker with the Commodities Future Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).
•Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.), a registered broker-dealer under the Exchange Act and a member of FINRA. DW is also registered as an introducing broker with the CFTC and a member of the NFA.
•Tradeweb Direct LLC (“TWD”) (formerly known as BondDesk Trading LLC), a registered broker-dealer under the Exchange Act and a member of FINRA.
•Execution Access, LLC (“EA”), acquired in June 2021 in connection with the NFI Acquisition (as defined below), a registered broker-dealer under the Exchange Act and a member of FINRA.
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
•Tradeweb Execution Services Limited (“TESL”), an Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
•Tradeweb Commercial Information Consulting (Shanghai) Co., Ltd. a wholly-owned foreign enterprise (WOFE) for the purpose of providing consulting and marketing activities in China. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China for the provision of Bond Connect and CIBM Direct.
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which was a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds.
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
In connection with the Reorganization Transactions, TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (the “LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. As used herein, references to “Continuing LLC Owners” refer collectively to (i) those “Original LLC Owners,” including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”) and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions, that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, and that may redeem or exchange their LLC Interests for shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) or Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”) and (ii) solely with respect to the Tax Receivable Agreement (as defined in Note 6 – Tax Receivable Agreement), also includes those Original LLC Owners, including certain Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO.
As of March 31, 2022:
•The public investors collectively owned 107,348,079 shares of Class A common stock, representing 7.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.8% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 88.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.2% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,220,129 shares of Class D common stock, representing 4.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 2.9% of the economic interest in TWM LLC. As of March 31, 2022, only Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
•Other stockholders that continue to own LLC Interests also collectively owned 112,075 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.
In addition, for the three months ended March 31, 2022, the Company’s basic and diluted earnings per share calculation is impacted by 53,756 of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method, and the Company’s diluted earnings per share calculation includes 3,435,755 weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.

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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated financial information as of December 31, 2021 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Transaction costs incurred to effect a business combination are expensed as incurred. During the three months ended March 31, 2022 and 2021, the Company incurred a total of none and $1.8 million, respectively in transaction costs included as a component of professional fees in the condensed consolidated statements of income. The transaction costs related to the NFI Acquisition.

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
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of the Company’s counterparties is also performed.
Additions to the allowance for credit losses are charged to credit loss expense, which is included in general and administrative expenses in the condensed consolidated statements of income. Aged balances that are determined to be uncollectible, are written off against the allowance for credit losses. See Note 11 – Credit Risk for additional information.
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
As of March 31, 2022 and December 31, 2021, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $60.2 million and $56.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $4.7 million and $5.4 million for the three months ended March 31, 2022 and 2021, respectively.

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
As of March 31, 2022 and December 31, 2021, accumulated amortization related to software development costs totaled $127.4 million and $114.5 million, respectively. Amortization expense for software development costs was $12.9 million and $10.7 million for the three months ended March 31, 2022 and 2021, respectively.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the NFI Acquisition. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company consists of one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill was last tested for impairment on October 1, 2021 and no impairment of goodwill was identified.
Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from seven to thirteen years. These intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.
As of March 31, 2022 and December 31, 2021, accumulated amortization related to intangible assets totaled $353.8 million and $327.0 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million and $24.9 million for the three months ended March 31, 2022 and 2021, respectively.
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
Securities Sold Under Agreements to Repurchase
From time to time, the Company sells securities under agreements to repurchase in order to facilitate the clearance of securities. Securities sold under agreements to purchase are treated as collateralized financings and are presented in the condensed consolidated statements of financial condition at the amounts of cash received. Receivables and payables arising from these agreements are not offset in the condensed consolidated statements of financial condition.

Leases
At lease commencement, a right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of twelve months based on the initial present value of the fixed lease payments over the lease term. The lease right-of-use asset also reflects the present value of any initial direct costs, prepaid lease payments and lease incentives. The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the Company’s incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The Company has elected not to separate non-lease components from lease components for all leases. Significant assumptions and judgments in calculating the lease right-of-use assets and lease liabilities include the determination of the applicable borrowing rate for each lease. Operating lease expense is recognized on a straight-line basis over the lease term and included as a component of occupancy expense in the consolidated statements of income.
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both March 31, 2022 and December 31, 2021, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition. No offering costs were incurred during each of the three months ended March 31, 2022 and 2021.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 4 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.3 million and $1.9 million during the three months ended March 31, 2022 and 2021, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts totaled $0.7 million and $5.7 million during the three months ended March 31, 2022 and 2021, respectively. See Note 10 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
Earnings Per Share
Basic and diluted earnings per share are computed in accordance with the two-class method as unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired executives are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. Basic earnings per share, is computed by dividing the net income attributable to the Company’s outstanding shares of Class A and Class B common stock by the weighted-average number of the Company’s shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A or Class B common stock.

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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both March 31, 2022 and December 31, 2021, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

4.    Revenue
Revenue Recognition
The Company enters into contracts with its clients to provide a stand-ready connection to its electronic marketplaces, which facilitates the execution of trades by its clients. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing of trades thereon. The stand-ready connection to the electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from the Company’s performance as access is provided (that is, the performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress). For its services, the Company earns subscription fees for granting access to its electronic marketplaces. Subscription fees, which are generally fixed fees, are recognized as revenue on a monthly basis, in the period that access is provided. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The Company also earns transaction fees and/or commissions from transactions executed on the Company’s electronic marketplaces. The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Transaction fees and commissions are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. Fixed monthly transaction fees or commissions, or monthly transaction fees or commission minimums, are earned on a monthly basis in the period the stand-ready trading services are provided and are generally billed monthly. For variable transaction fees or commissions, the Company charges its clients amounts calculated based on the mix of products traded and the volume of transactions executed. Variable transaction fee or commission revenue is recognized and recorded on a trade-date basis when the individual trade occurs and is generally billed when the trade settles or is billed monthly. Variable discounts or rebates on transaction fees or commissions are earned and applied monthly or quarterly, resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
The Company earns fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as Refinitiv receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets which are recognized when the historical data set is provided to Refinitiv. Significant judgments used in accounting for this contract include the following determinations:
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$213,736	$38,069	$179,667	$38,149
Subscription fees	475	40,980	462	37,406
Refinitiv market data fees	—	15,558	—	15,117
Other	251	2,417	213	2,385
Total revenue	$214,462	$97,024	$180,342	$93,057

Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2021	$24,930
New billings	31,722
Revenue recognized	(28,954)
Effect of foreign currency exchange rate changes	(31)
Deferred revenue balance - March 31, 2022	$27,667
During the three months ended March 31, 2022, the Company recognized $14.1 million in total revenue that was deferred as of December 31, 2021. During the three months ended March 31, 2021, the Company recognized $13.7 million in total revenue that was deferred as of December 31, 2020.
5.    Income Taxes
The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which is expected to continue to increase over time as the Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from the Continuing LLC Owners.
The Company’s consolidated effective tax rate will also vary from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions.
The Company’s provision for income taxes includes U.S. federal, state, local and foreign taxes. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 12.3% and 16.6%, respectively.
The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the exercise of equity compensation, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes.
The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by the Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 6 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the condensed consolidated statement of financial condition.
In connection with the completion of the Reorganization Transactions, the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 through 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 through 2011. As of both March 31, 2022 and December 31, 2021, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both March 31, 2022 and December 31, 2021, $2.7 million is included in other assets on the condensed consolidated statements of financial condition related to this related party indemnification.

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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of March 31, 2022 and December 31, 2021, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $409.1 million and $412.4 million, respectively. During each of the three months ended March 31, 2022 and 2021, no tax receivable agreement liability adjustment was reflected in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2022		March 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	204,281,271	87.2%	201,576,471	86.8%
Number of LLC Interests held by non-controlling interests	29,975,358	12.8%	30,531,933	13.2%
Total LLC Interests outstanding	234,256,629	100.0%	232,108,404	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	30,005	80,665
Net transfers (to) from non-controlling interests	30,005	80,665
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$112,970	$148,524
8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and there have been no changes to those rights and privileges during the three months ended March 31, 2022.
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
On February 16, 2022, the Company announced that Mr. Olesky will retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. On February 11, 2022, the board of directors elected the Company’s President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Mr. Olesky will stay on with the Company in the position of Chairman of the board of directors, and accordingly will continue to serve in his capacity as a director of the Company.
As of the beginning of Mr. Olesky’s six month notice period under the Company’s 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that will both be accelerated and amortized into expense over a revised estimated service period ending on August 11, 2022, the date that ends such six month notice period. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”). Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 PRSUs and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. During the three months ended March 31, 2022, the Company incurred a total of $1.7 million in CEO Retirement Accelerated Stock-Based Compensation Expense.
During the three months ended March 31, 2022, the Company granted 395,429 RSUs and 249,292 PRSUs at a weighted-average grant-date fair value of $83.79 and $83.74, respectively. These RSU awards granted to employees will vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. These PRSUs vest at the end of a three-year cliff vesting period and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.

A summary of the Company’s total stock-based compensation expense, including expense associated with the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Total stock-based compensation expense	$13,712	$10,760
Share Repurchase Program
On February 4, 2021, the Company announced that the board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of the Company’s Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. For shares repurchased pursuant to the Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock will be recorded as a reduction to retained earnings.
The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the three months ended March 31, 2022, the Company acquired a total of 559,428 shares of Class A common stock, at an average price of $84.59, for purchases totaling $47.3 million. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of March 31, 2022, a total of $27.0 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the three months ended March 31, 2022 and 2021, the Company withheld 985,959 and 696,847 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.13 and $65.24, respectively, and an aggregate value of $95.8 million and $45.5 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of March 31, 2022 and December 31, 2021, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accounts receivable	$—	$277
Receivable from affiliates	2,441	3,313
Other assets	3,381	3,530
Accounts payable, accrued expenses and other liabilities	7,475	7,767
Deferred revenue	4,767	4,767
Payable to affiliates	4,574	4,860

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Revenue:
Subscription fees	$200	$569
Refinitiv market data fees (1)	15,558	15,117
Other fees	117	161
Expenses:(2)
Employee compensation and benefits	613	—
Technology and communications	1,116	740
General and administrative	143	2
Professional fees	12	—
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
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both March 31, 2022 and December 31, 2021, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.

10.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of March 31, 2022
Assets
Cash equivalents – Money market funds	$534,341	$—	$—	$534,341
Receivable from affiliates – Foreign currency forward contracts	—	2,322	—	2,322
Total assets measured at fair value	$534,341	$2,322	$—	$536,663

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

As of December 31, 2021
Assets
Cash equivalents – Money market funds	$654,553	$—	$—	$654,553
Receivable from affiliates – Foreign currency forward contracts	—	3,019	—	3,019
Total assets measured at fair value	$654,553	$3,019	$—	$657,572

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of less than twelve months. As of March 31, 2022 and December 31, 2021, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding receivables and liabilities on such contracts were included in receivable from affiliates and payable to affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	March 31,	December 31,
	2022	2021

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$171,218	$146,202
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

The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$682	$5,698
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of March 31, 2022	(in thousands)
Assets
Cash and restricted cash	$294,720	$294,720	$—	$—	$294,720
Receivable from brokers and dealers and clearing organizations	91,085	—	91,085	—	91,085
Deposits with clearing organizations	35,466	35,466	—	—	35,466
Accounts receivable	164,968	—	164,968	—	164,968
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$588,645	$330,186	$256,053	$2,406	$588,645

Liabilities
Securities sold under agreements to repurchase(1)	$20,511	$—	$20,511	$—	$20,511
Payable to brokers and dealers and clearing organizations	70,512	—	70,512	—	70,512
Total	$91,023	$—	$91,023	$—	$91,023

As of December 31, 2021
Assets
Cash and restricted cash	$318,495	$318,495	$—	$—	$318,495
Receivable from brokers and dealers and clearing organizations	—	—	—	—	—
Deposits with clearing organizations	20,523	20,523	—	—	20,523
Accounts receivable	129,937	—	129,937	—	129,937
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$471,347	$339,018	$129,937	$2,392	$471,347

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Payable to brokers and dealers and clearing organizations	—	—	—	—	—
Total	$—	$—	$—	$—	$—
(1)As of March 31, 2022, treasury securities with a fair value of $20.5 million collateralized the securities sold under agreements to repurchase liability. The underlying repurchase agreements were executed in accordance with a master netting arrangement and the liability amount presented represents the gross liability and is not offset on the condensed consolidated statement of financial condition. The securities sold under agreements to repurchase liability was subsequently settled on April 1, 2022.

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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.1 million as of both March 31, 2022 and December 31, 2021, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during each of the three months ended March 31, 2022 and 2021 and no adjustments to the original cost basis have been made to the carrying value over the life of the instruments.
11.    Credit Risk
In the normal course of business the Company, as agent, executes transactions with, and on behalf of, other brokers and dealers. If the agency transactions do not settle because of failure to perform by either counterparty, the Company will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction, until the failed transaction settles. The Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transaction. However, from time to time, the Company enters into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. We seek to manage credit exposure related to these agreements to repurchase (or reverse repurchase), including the risk related to a decline in market value of collateral (pledged or received), by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
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
Allowance for Credit Losses
The Company may be exposed to credit risk regarding its receivables, which are primarily receivables from financial institutions, including investment managers and broker-dealers. The Company maintains an allowance for credit losses based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. Careful analysis of the financial condition of the Company’s counterparties is also performed. The Company has evaluated its loss assumptions as a result of the COVID-19 pandemic and determined the current estimate of expected credit losses remains reasonable due to continued strong collections and no deterioration in the accounts receivable aging.
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

As of March 31, 2022 and December 31, 2021, the Company maintained an allowance for credit losses with regard to these receivables of $0.1 million and $0.3 million, respectively. There was no credit loss expense recognized for each of the three months ended March 31, 2022 and 2021 and recoveries resulted in a reversal of credit loss expense totaling $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
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
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion to dismiss in full and dismissed all of the claims in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision. The Company intends to vigorously defend the District Court’s decision on appeal and assert its meritorious defenses to the allegations.
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
As of March 31, 2022 and December 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of March 31, 2022:

Amount
(in thousands)
Remainder of 2022	$7,959
2023	11,187
2024	6,790
2025	2,754
2026	2,544
Thereafter	2,544
Total future lease payments	33,778
Less imputed interest	(1,852)
Lease liability	$31,926
13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per outstanding share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(22)	—
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$82,943	$67,859

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	204,061,347	199,064,607
Dilutive effect of PRSUs	770,765	1,832,308
Dilutive effect of options	2,322,027	3,851,594
Dilutive effect of RSUs	342,963	280,208
Weighted average shares of Class A and Class B common stock outstanding - Diluted	207,497,102	205,028,717

Earnings per share - Basic	$0.41	$0.34
Earnings per share - Diluted	$0.40	$0.33
(1)During the three months ended March 31, 2022 and 2021, there was a total of 53,756 and none, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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

The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

Anti-dilutive Shares:
PRSUs	—	77,692
Options	—	—
RSUs	61,260	60,315
LLC Interests	30,296,879	31,214,407
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
14.    Regulatory Capital Requirements
TWL, DW, TWD and EA are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU is subject to certain finance resource requirements with the AFM in the Netherlands.
At March 31, 2022 and December 31, 2021, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL and EA are as follows:

As of March 31, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$33,651	$56,394	$35,236	$91,492	$8,063	$7,500	$1,750	$207,496
Regulatory Capital Requirement	4,820	2,030	765	34,603	1,323	1,537	1,238	145
Excess Regulatory Capital	$28,831	$54,364	$34,471	$56,889	$6,740	$5,963	$512	$207,351

As of December 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$33,566	$61,379	$22,784	$84,636	$7,932	$7,626	$1,760	$212,572
Regulatory Capital Requirement	3,424	2,931	652	36,136	1,184	3,272	1,272	78
Excess Regulatory Capital	$30,142	$58,448	$22,132	$48,500	$6,748	$4,354	$488	$212,494
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2022 and December 31, 2021 are as follows:

	As of March 31, 2022		As of December 31, 2021
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$39,278	$15,818	$30,063	$15,999
Required Financial Resources	11,000	6,845	11,000	6,770
Excess Financial Resources	$28,278	$8,973	$19,063	$9,229

Liquid Financial Assets	$17,156	$9,638	$15,283	$10,014
Required Liquid Financial Assets	2,750	1,711	2,750	1,693
Excess Liquid Financial Assets	$14,406	$7,927	$12,533	$8,321

15.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Revenues
Institutional	$197,210	$175,324
Wholesale	72,938	59,390
Retail	19,972	18,713
Market Data	21,366	19,972
Total revenue	311,486	273,399
Operating expenses	199,884	175,072
Operating income	$111,602	$98,327
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
The following table provides revenue by geographic area:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Revenues
U.S.	$190,293	$167,736
International	121,193	105,663
Total revenue	$311,486	$273,399
The following table provides information on the attribution of long-lived assets by geographic area:

	March 31,	December 31,
	2022	2021

	(in thousands)
Long-lived assets
U.S.	$4,134,498	$4,152,186
International	15,179	15,848
Total	$4,149,677	$4,168,034

16.    Subsequent Events
On April 27, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2022. This dividend will be payable on June 15, 2022 to stockholders of record as of June 1, 2022.
On April 26, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2022, payable on June 13, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2021 Form 10-K .
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

Trends and Other Factors Impacting Our Performance
CEO Transition
On February 16, 2022, we announced that Mr. Lee Olesky will retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. On February 11, 2022, the board of directors elected our President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Mr. Olesky will stay on with the Company in the position of Chairman of the board of directors, and accordingly will continue to serve in his capacity as a director of the Company.
As of the beginning of Mr. Olesky’s six month notice period under our 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that will both be accelerated and amortized into expense over a revised estimated service period ending on August 11, 2022, the date that ends such six month notice period. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”) that will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense. Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 performance-based restricted stock units and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. See “—Non-GAAP Financial Measures” below for further details. During the three months ended March 31, 2022, we incurred a total of $1.7 million in CEO Retirement Accelerated Stock-Based Compensation Expense.
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our clients stay connected and ensuring our markets operate efficiently through this period of unprecedented market volatility. We have implemented a series of measures to protect the health and safety of our employees. Our successful transition to remote work, beginning over two years ago, reflected our commitment to keeping employees safe, helping clients succeed and playing a positive role in markets. Those same priorities guide our approach to our robust and safe return to the office. Beginning in June 2021, many roles within Tradeweb had transitioned to a hybrid approach in our return to the office plans. Our creative and flexible return to the office plans aim to keep driving our business forward and allow safe collaboration and positive team dynamics. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
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
We are determined to minimize any future disruptive impact of COVID-19 on our business. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Due to the uncertainty of the duration and severity of COVID-19, the speed with which this pandemic has developed and persists, the spread of various COVID-19 variants, the uncertainty as to what governmental measures may yet be taken in response to the pandemic and the unpredictable effect on our business, our employees and our clients, we are not able to reasonably estimate the extent of any potential impact of COVID-19 on our financial condition or results of operations at this time, but the impact could potentially be material. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the virus’ global economic impact and any recession that may occur in the future. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.
As the COVID-19 pandemic continues to evolve, it may also have the effect of heightening many of the risks described in “Item 1A. Risk Factors” in Part I of our 2021 Form 10-K, including, but not limited to, those relating to changes in economic, political, social and market conditions and the impact of these changes on trading volumes; consolidation and concentration in the financial services industry; our dependence on dealer clients; systems failures, interruptions, delays in services, cybersecurity incidents, unforeseen or catastrophic events and any resulting interruptions; our international operations; and our dependence on our senior management team and other qualified personnel.

Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2022 include, among other things, evolving global monetary policies of central banks, economic, political and social conditions, and legislative, regulatory or government policy changes, including related to COVID-19.
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
Transaction Fees and Commissions
We earn transaction fees from transactions executed on our trading platforms through various fee plans. Transaction fees are generated on both a variable and fixed price basis and vary by geographic region, product type and trade size. For most of our products, clients pay both fixed minimum monthly transaction fees and variable transaction fees on a per transaction basis in excess of the monthly minimum. For certain of our products, clients also pay a subscription fee in addition to the minimum monthly transaction fee. For other products, instead of a minimum monthly transaction fee, clients pay a subscription fee and a fixed transaction fee or variable transaction fees on a per transaction basis. For variable transaction fees, we charge clients fees based on the mix of products traded and the volume of transactions executed.
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
Operating Expenses
Employee Compensation and Benefits
Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring new employees and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire additional employees to support revenue and earnings growth. As a result, employee compensation and benefits can vary from period to period.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three months ended March 31, 2022 and 2021.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of March 31, 2022, we owned 87.2% of TWM LLC and the Continuing LLC Owners owned the remaining 12.8% of TWM LLC.
Results of Operations
For the Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021
The following table sets forth a summary of our statements of income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$311,486	$273,399	$38,087	13.9%
Total expenses	199,884	175,072	24,812	14.2%
Operating income	111,602	98,327	13,275	13.5%
Net interest income (expense)	(447)	(493)	46	(9.3)%
Income before taxes	111,155	97,834	13,321	13.6%
Provision for income taxes	(13,710)	(16,269)	2,559	(15.7)%
Net income	97,445	81,565	15,880	19.5%
Less: Net income attributable to non-controlling interests	14,480	13,706	774	5.6%
Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859	$15,106	22.3%

Revenues
Our revenues for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$251,805	80.8%	$217,816	79.7%	$33,989	15.6%
Subscription fees (1)	57,013	18.3	52,985	19.4	4,028	7.6%
Other	2,668	0.9	2,598	1.0	70	2.7%
Total revenue	$311,486	100.0%	$273,399	100.0%	$38,087	13.9%

Components of total revenue growth:
Constant currency growth (2)						15.9%
Foreign currency impact						(2.0)%
Total revenue growth						13.9%
(1)Subscription fees for the three months ended March 31, 2022 and 2021 include $15.6 million and $15.1 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for 2021. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
The primary driver of the $38.1 million increase in revenue is related to a $34.0 million increase in transaction fees and commissions to $251.8 million for the three months ended March 31, 2022 from $217.8 million for the three months ended March 31, 2021, primarily due to increased volumes and fees from rates derivatives products, U.S. corporate bonds and U.S. government bonds.
Our total revenue by asset class for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$160,339	$142,929	$17,410	12.2%
Credit	86,318	74,368	11,950	16.1%
Equities	26,535	18,861	7,674	40.7%
Money Markets	11,524	10,818	706	6.5%
Market Data	21,366	19,972	1,394	7.0%
Other	5,404	6,451	(1,047)	(16.2)%
Total revenue	$311,486	$273,399	$38,087	13.9%

Our variable and fixed revenues by asset class for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$103,389	$56,950	$89,651	$53,278	$13,738	$3,672	15.3%	6.9%
Credit	79,648	6,670	67,998	6,370	11,650	300	17.1%	4.7%
Equities	24,151	2,384	15,980	2,881	8,171	(497)	51.1%	(17.3)%
Money Markets	7,274	4,250	6,713	4,105	561	145	8.4%	3.5%
Market Data	—	21,366	—	19,972	—	1,394	—	7.0%
Other	—	5,404	—	6,451	—	(1,047)	—	(16.2)%
Total revenue	$214,462	$97,024	$180,342	$93,057	$34,120	$3,967	18.9%	4.3%
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2022 and 2021, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2022		2021		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$748,535	$46,591,564	$666,227	$40,940,635	12.4%
Cash Rates	387,494	24,059,807	378,750	23,169,513	2.3%
Rates Derivatives	361,041	22,531,757	287,477	17,771,122	25.6%
Swaps / Swaptions Tenor (greater than 1 year)	210,550	13,143,966	182,088	11,262,405	15.6%
Other Rates Derivatives (1)	150,490	9,387,791	105,389	6,508,716	42.8%

Credit	33,214	2,068,259	27,072	1,666,133	22.7%
Cash Credit (2)	10,793	666,330	10,383	632,811	3.9%
Credit Derivatives and U.S. Cash “EP”	22,420	1,401,929	16,690	1,033,323	34.3%

Equities	21,449	1,334,366	16,176	995,672	32.6%
Cash Equities	12,766	795,177	9,022	556,282	41.5%
Equity Derivatives	8,683	539,189	7,154	439,390	21.4%

Money Markets (Cash)	371,753	23,118,472	349,517	21,474,112	6.4%

Total	$1,174,950	$73,112,661	$1,058,992	$65,076,553	10.9%
Total excluding Other Rates Derivatives (3)	$1,024,460	$63,724,870	$953,603	$58,567,837	7.4%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2022 and 2021 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Rates	$2.22	$2.19	$0.03	1.3%
Cash Rates	$2.05	$1.91	$0.14	7.6%
Rates Derivatives	$2.40	$2.56	$(0.16)	(6.4)%
Swaps / Swaptions Tenor (greater than 1 year)	$3.96	$3.90	$0.06	1.7%
Other Rates Derivatives (1)	$0.21	$0.26	$(0.05)	(17.4)%

Credit	$38.51	$40.81	$(2.30)	(5.6)%
Cash Credit (2)	$147.49	$135.45	$12.04	8.9%
Credit Derivatives and U.S. Cash “EP”	$6.91	$6.33	$0.58	9.1%

Equities	$18.10	$16.05	$2.05	12.8%
Cash Equities	$26.18	$23.63	$2.55	10.8%
Equity Derivatives	$6.18	$6.46	$(0.28)	(4.3)%

Money Markets (Cash)	$0.31	$0.31	$—	0.7%

Total Fees per Million	$2.93	$2.77	$0.16	5.8%
Total Fees per Million excluding Other Rates Derivatives (3)	$3.33	$3.05	$0.28	9.2%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $17.4 million or 12.2% to $160.3 million for the three months ended March 31, 2022 compared to $142.9 million for the three months ended March 31, 2021 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. and European government bonds.
Average variable fees per million for rates increased due to growth of U.S. government bonds which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $12.0 million or 16.1% to $86.3 million for the three months ended March 31, 2022 compared to $74.4 million for the three months ended March 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. corporate bonds and credit derivatives products.
Average variable fees per million for credit decreased due to relative product mix, with stronger volume growth in lower fee per million credit derivatives and electronically processed trades.
Equities. Revenues from our equities asset class increased by $7.7 million or 40.7% to $26.5 million for the three months ended March 31, 2022 compared to $18.9 million for the three months ended March 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Average variable fees per million for equities increased due to higher growth in U.S. ETFs and convertibles, which have a higher variable fee capture compared to overall equities.

Money Markets. Revenues from our money markets asset class increased by $0.7 million or 6.5% to $11.5 million for the three months ended March 31, 2022 compared to $10.8 million for the three months ended March 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Average variable fees per million for money markets was relatively flat for the three months ended March 31, 2021.
Market Data. Revenues from our market data asset class increased by $1.4 million or 7.0% to $21.4 million for the three months ended March 31, 2022 compared to $20.0 million for the three months ended March 31, 2021. The increase was derived primarily from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Other. Revenues from our other asset class decreased by $1.0 million or 16.2%, to $5.4 million for the three months ended March 31, 2022 compared to $6.5 million for the three months ended March 31, 2021. The decrease was driven primarily by lower fees from software development and implementation projects performed on behalf of certain retail clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$197,210	$175,324	$21,886	12.5%
Wholesale	72,938	59,390	13,548	22.8%
Retail	19,972	18,713	1,259	6.7%
Market Data	21,366	19,972	1,394	7.0%
Total revenue	$311,486	$273,399	$38,087	13.9%
Institutional. Revenues from our institutional client sector increased by $21.9 million or 12.5% to $197.2 million for the three months ended March 31, 2022 from $175.3 million for the three months ended March 31, 2021. The increase was derived primarily from increased volumes for rates derivatives products, U.S. and European ETFs and credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $13.5 million or 22.8% to $72.9 million for the three months ended March 31, 2022 from $59.4 million for the three months ended March 31, 2021. The increase was derived primarily from increased volumes for U.S. government bonds and U.S. corporate bonds.
Retail. Revenues from our retail client sector increased by $1.3 million or 6.7% to $20.0 million for the three months ended March 31, 2022 from $18.7 million for the three months ended March 31, 2021. The increase was derived primarily from increased volumes for municipals and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $1.4 million or 7.0% to $21.4 million for the three months ended March 31, 2022 from $20.0 million for the three months ended March 31, 2021. The increase was derived primarily from increased third party market data fees, Refinitiv market data fees and revenue from our APA reporting service.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$190,293	$167,736	$22,557	13.4%
International	121,193	105,663	15,530	14.7%
Total revenue	$311,486	$273,399	$38,087	13.9%

U.S. Revenues from U.S. clients increased by $22.6 million or 13.4% to $190.3 million for the three months ended March 31, 2022 from $167.7 million for the three months ended March 31, 2021 primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds, U.S. ETFs and rates derivatives products.
International. Revenues from International clients increased by $15.5 million or 14.7% to $121.2 million for the three months ended March 31, 2022 from $105.7 million for the three months ended March 31, 2021 primarily due to higher revenues for rates derivatives products, European ETFs and credit derivatives products. Fluctuations in foreign currency rates for the three months ended March 31, 2022 decreased our International total revenue by $4.6 million.
Operating Expenses
Our expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$117,991	$103,622	$14,369	13.9%
Depreciation and amortization	44,450	40,966	3,484	8.5%
Technology and communications	15,776	13,544	2,232	16.5%
General and administrative	10,313	3,459	6,854	198.1%
Professional fees	7,857	9,728	(1,871)	(19.2)%
Occupancy	3,497	3,753	(256)	(6.8)%
Total expenses	$199,884	$175,072	$24,812	14.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $14.4 million or 13.9% to $118.0 million for the three months ended March 31, 2022 from $103.6 million for the three months ended March 31, 2021. The increase was primarily due to increases in incentive compensation expense tied to our operating performance and an increase in salaries and benefits as a result of increased employee headcount. During the three months ended March 31, 2022, we also incurred a total of $1.7 million in stock-based compensation expense relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition.”
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $3.5 million or 8.5% to $44.5 million for the three months ended March 31, 2022 from $41.0 million for the three months ended March 31, 2021. The increase in depreciation and amortization expense was the result of assets acquired in connection with the NFI Acquisition. Also contributing to the increase were longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $2.2 million or 16.5% to $15.8 million for the three months ended March 31, 2022 from $13.5 million for the three months ended March 31, 2021. The increase was primarily due to increased clearing, data and client service fees driven primarily by higher trading volumes period over period.
General and Administrative. Expenses related to general and administrative costs increased by $6.9 million or 198.1% to $10.3 million for the three months ended March 31, 2022 from $3.5 million for the three months ended March 31, 2021. The increase was primarily the result of a $3.4 million decrease in foreign exchange gains during the three months ended March 31, 2022. Realized and unrealized foreign currency gains totaled $0.4 million during the three months ended March 31, 2022 as compared to $3.8 million in gains during three months ended March 31, 2021. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program. Other contributing factors included higher travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021, as well as higher marketing expenses during the three months ended March 31, 2022.
Professional Fees. Expenses related to professional fees decreased by $1.9 million or 19.2% to $7.9 million for the three months ended March 31, 2022 from $9.7 million for the three months ended March 31, 2021. The decrease was primarily due to acquisition transaction costs related to the NFI Acquisition during the three months ended March 31, 2021.

Occupancy. Expenses related to occupancy costs decreased by $0.3 million or 6.8% to $3.5 million for the three months ended March 31, 2022 from $3.8 million for the three months ended March 31, 2021. The decrease was primarily due to lower office rent expenses.
Net Interest Income (Expense)
Net interest expense remained relatively flat at $0.4 million for the three months ended March 31, 2022 as compared to $0.5 million for the three months ended March 31, 2021.
Income Taxes
Income tax expense decreased by $2.6 million to $13.7 million for the three months ended March 31, 2022 from $16.3 million for the three months ended March 31, 2021. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2022 was approximately 12.3%, compared with 16.6% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the exercise of equity compensation, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes.
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
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $828.1 million and $972.0 million, respectively. All cash and cash equivalents were held in accounts with banks or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Cash Dividends
On April 27, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the second quarter of 2022. This dividend will be payable on June 15, 2022 to stockholders of record as of June 1, 2022.
In March 2022, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $16.4 million during the three months ended March 31, 2022.
Cash Distributions
On April 26, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2022, payable on June 13, 2022.
In March 2022, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount of $16.7 million, including distributions to Tradeweb Markets Inc. of $14.5 million and distributions to non-controlling interests of $2.2 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the three months ended March 31, 2022, the Company acquired a total of 559,428 shares of Class A common stock, at an average price of $84.59, for purchases totaling $47.3 million.

Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units.
During the three months ended March 31, 2022 and 2021, the Company withheld 985,959 and 696,847 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.13 and $65.24, respectively, and an aggregate value of $95.8 million and $45.5 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of March 31, 2022, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $409.1 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of March 31, 2022, we expect to make tax receivable agreement liability payments of approximately $6.3 million within the next twelve months and approximately $402.8 million thereafter.
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
Indebtedness
As of March 31, 2022 and December 31, 2021, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides $500.0 million of borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of March 31, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. The Revolving Credit Facility will mature on April 8, 2024.
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends or distributions, make investments and enter into certain other transactions. As of March 31, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2021 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to our Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. In March 2022, the lease for our New York headquarters was extended for an amended term through December 2023, as we continue to evaluate our office space needs for the future. As of March 31, 2022, our operating lease liabilities totaled $31.9 million, with payments pursuant to these obligations due within the next twelve months and thereafter totaling approximately $10.9 million and $22.9 million, respectively.

Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2022 and December 31, 2021, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $64.3 million and $66.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The FICC and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
At times, transactions executed on our wholesale platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset. However, from time to time, we enter into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. We seek to manage credit exposure related to these agreements to repurchase (or reverse repurchase), including the risk related to a decline in market value of collateral (pledged or received), by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the FICC. The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total capital expenditures and software development costs for fiscal 2022 to be between $62.0 million and $68.0 million, compared to expenditures of $51.3 million in fiscal 2021, with the increase primarily driven by technology investments. We expect approximately 20% of our 2022 capital expenditures to be non-recurring.
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

Our working capital as of March 31, 2022 and December 31, 2021 was as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$828,061	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	91,085	—
Deposits with clearing organizations	35,466	20,523
Accounts receivable	164,968	129,937
Receivable from affiliates	2,441	3,313
Total current assets	1,123,021	1,126,821
Securities sold under agreements to repurchase	20,511	—
Payable to brokers and dealers and clearing organizations	70,512	—
Accrued compensation	74,941	154,824
Deferred revenue	27,667	24,930
Payable to affiliates	4,574	4,860
Current portion of:
Accounts payable, accrued expenses and other liabilities	46,874	38,214
Lease liabilities	10,113	7,534
Tax receivable agreement liability	6,302	9,078
Total current liabilities	261,494	239,440
Total working capital	$861,527	$887,381
Current Assets
Current assets decreased to $1,123.0 million as of March 31, 2022 from $1,126.8 million as of December 31, 2021 primarily due to a decrease in cash and cash equivalents (see “—Cash Flows” below) partially offset by an increase in receivables from brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions, an increase in deposits with clearing organizations and an increase in accounts receivable as a result of increased revenues.
Current Liabilities
Current liabilities increased to $261.5 million as of March 31, 2022 from $239.4 million as of December 31, 2021 primarily due to increases in securities sold under agreements to repurchase and payable to brokers and dealers and clearing organizations resulting from a higher number of fails to deliver as a result of increased unsettled wholesale platform transactions, partially offset by a decrease in accrued compensation as a result of annual bonus payments which occurred during the three months ended March 31, 2022.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$45,243	$55,572
Net cash used in investing activities	(18,040)	(12,625)
Net cash used in financing activities	(168,081)	(24,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,109)	161
Net increase (decrease) in cash, cash equivalents and restricted cash	$(143,987)	$18,658
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
Net cash provided by operating activities for the three months ended March 31, 2022 was $45.2 million, a decrease of $10.3 million over the three months ended March 31, 2021, primarily driven by an increase in deposits with clearing organizations during the three months ended March 31, 2022.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $18.0 million for the three months ended March 31, 2022, which consisted of $9.0 million of capitalized software development costs and $9.1 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $12.6 million for the three months ended March 31, 2021, which consisted of $8.3 million of capitalized software development costs and $4.4 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $168.1 million, and was primarily driven by $93.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $47.3 million in share repurchases pursuant to the Share Repurchase Program and $16.4 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the three months ended March 31, 2021 was $24.5 million, and was primarily driven by $16.0 million in cash dividends to our Class A and Class B common stockholders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Cash flow from operating activities	$45,243	$55,572
Less: Capitalization of software development costs	(8,979)	(8,266)
Less: Purchases of furniture, equipment and leasehold improvements	(9,061)	(4,359)
Free Cash Flow	$27,203	$42,947
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. We do not expect to exclude any non-cash stock-based compensation expense associated with options that may be awarded to management and other employees during 2022. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retiring CEO, the CEO Retirement Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CEO Transition,” and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO was fully amortized on January 4, 2022 and we expect the CEO Retirement Accelerated Stock-Based Compensation Expense will be fully amortized during 2022. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction and other costs related to the NFI Acquisition as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
Adjusted Net Income and Adjusted Diluted EPS
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., adjusted for certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, transaction and other costs related to the NFI Acquisition, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), the weighted average number of other participating securities reflected in earnings per share using the two-class method and assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, non-cash accelerated stock-based compensation expense associated with our former CFO and related payroll taxes, CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes, tax receivable agreement liability adjustments, acquisition-related costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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
The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Net income	$97,445	$81,565
Acquisition transaction costs (1)	(18)	1,761
Net interest (income) expense	447	493
Depreciation and amortization	44,450	40,966
Stock-based compensation expense (2)	3,869	6,383
Provision for income taxes	13,710	16,269
Foreign exchange (gains) / losses (3)	732	(5,353)
Tax receivable agreement liability adjustment (4)	—	—
Adjusted EBITDA	$160,635	$142,084
Less: Depreciation and amortization	(44,450)	(40,966)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	31,769	29,603
Adjusted EBIT	$147,954	$130,721
Adjusted EBITDA margin	51.6%	52.0%
Adjusted EBIT margin	47.5%	47.8%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period totaling $2.1 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively, and non-cash accelerated stock-based compensation expense associated with our former CFO and our retiring CEO and related payroll taxes totaling $1.7 million during the three months ended March 31, 2022.
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

	Three Months Ended		Basis Point Change	Constant Currency Basis Point Change (1)
	March 31,
	2022	2021

Adjusted EBITDA margin	51.6%	52.0%	-40 bps	-64 bps
Adjusted EBIT margin	47.5%	47.8%	-31 bps	-50 bps
(1)The changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, which are non-GAAP financial measures, are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the annual average exchange rates for 2021. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.
The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands except per share amounts)
Earnings per diluted share	$0.40	$0.33

Net income attributable to Tradeweb Markets Inc.	$82,965	$67,859
Net income attributable to non-controlling interests (1)	14,480	13,706
Net income	97,445	81,565
Provision for income taxes	13,710	16,269
Acquisition transaction costs (2)	(18)	1,761
D&A related to acquisitions and the Refinitiv Transaction (3)	31,769	29,603
Stock-based compensation expense (4)	3,869	6,383
Foreign exchange (gains) / losses (5)	732	(5,353)
Tax receivable agreement liability adjustment (6)	—	—
Adjusted Net Income before income taxes	147,507	130,228
Adjusted income taxes (7)	(32,452)	(28,650)
Adjusted Net Income	$115,055	$101,578
Adjusted Diluted EPS (8)	$0.48	$0.43
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with exercises of such options during the applicable period totaling $2.1 million and $6.4 million during the three months ended March 31, 2022 and 2021, respectively, and non-cash accelerated stock-based compensation expense associated with our former CFO and our retiring CEO and related payroll taxes totaling $1.7 million during the three months ended March 31, 2022.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for each of the three months ended March 31, 2022 and 2021.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2022 and 2021:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended
	March 31,
	2022	2021
Diluted weighted average shares of Class A and Class B common stock outstanding	207,497,102	205,028,717
Weighted average of other participating securities (1)	53,756	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	30,296,879	31,214,407
Adjusted diluted weighted average shares outstanding	237,847,737	236,243,124
Adjusted Net Income (in thousands)	$115,055	$101,578
Adjusted Diluted EPS	$0.48	$0.43
(1)Weighted average unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired executives that are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock in accordance with the two-class method used for purposes of calculating earnings per share. See Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the two-class method.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in our condensed consolidated financial statements and accompanying notes. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Such estimates include revenue recognition, current and deferred income taxes and the tax receivable agreement liability.
Revenue Recognition
We enter into contracts with our clients to provide a stand-ready connection to our electronic marketplaces, which facilitates the execution of trades by our clients. The access to our electronic marketplaces, including market data and continuous pricing data refreshes and the processing of trades thereon are highly interrelated and are considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from our performance. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress. For our services, we earn subscription fees for granting access to our electronic marketplaces.

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
We are required to make significant judgments for the Refinitiv market data fees. Significant judgments used in accounting for this contract include the following determinations:
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
During each of the three months ended March 31, 2022 and 2021, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of March 31, 2022 and December 31, 2021, we established a valuation allowance of $0.7 million and $0.7 million, respectively. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
% of revenue denominated in foreign currencies (1)	30%	30%
% of operating expenses denominated in foreign currencies (2)	14%	16%
(1)Revenue in foreign currencies is primarily denominated in Euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling

Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Since our condensed consolidated financial statements are presented in U.S. dollars, we also translate all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our operating revenues, operating income and the value of balance sheet items.

Aside from U.S. dollars, a significant portion of our revenues are denominated in Euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Euros	$1.12	$1.21
British pound sterling	$1.34	$1.38
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three months ended March 31, 2022 and 2021:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	March 31,
	2022	2021
Increase (decrease) in revenue	$(4,600)	$3,800
Increase (decrease) in operating income	$(4,200)	$2,200
In addition to the above, realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $0.3 million and $1.9 million during the three months ended March 31, 2022 and 2021, respectively.
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase in only Euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three months ended March 31, 2022 and 2021:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	March 31,
		2022		2021
All Currencies
Effect of 10% change on revenue	+/-	$10,400	+/-	$9,200
Effect of 10% change on operating income	+/-	$7,400	+/-	$6,300
Euros
Effect of 10% change on revenue	+/-	$9,600	+/-	$8,500
Effect of 10% change on operating income	+/-	$9,300	+/-	$8,300
British pound sterling
Effect of 10% change on revenue	+/-	$400	+/-	$400
Effect of 10% change on operating income	+/-	$2,000	+/-	$2,000
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus Euro exposure, generally with a duration of not more than twelve months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2022 and December 31, 2021, the notional amount of our foreign currency forward contracts was $171.2 million and $146.2 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled $0.7 million and $5.7 million during the three months ended March 31, 2022 and 2021, respectively.
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

Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of March 31, 2022 and December 31, 2021, the allowance for credit losses with regard to these receivables totaled $0.1 million and $0.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2021 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2021 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
January 1, 2022 - January 31, 2022	102,456	$87.84	102,456	$65,324
February 1, 2022 - February 28, 2022	88,804	80.23	88,804	$58,199
March 1, 2022 - March 31, 2022	368,168	84.74	368,168	$27,001
Total	559,428	$84.59	559,428
(1)     On February 4, 2021, we announced that the board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units. During the three months ended March 31, 2022, the Company withheld 985,959 shares, of common stock from employee stock option, performance-based restricted stock and restricted stock awards.
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

TRADEWEB MARKETS INC.

April 29, 2022	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

April 29, 2022	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)