Form 10-Q
period 2022-06-30
Tradeweb Markets Inc.
filed 2022-08-03
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 27, 2022
Class A Common Stock, par value $0.00001 per share	107,485,886
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	1,654,825
Class D Common Stock, par value $0.00001 per share	28,316,833

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. As of June 30, 2022, only entities affiliated with Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
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
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS” in evaluating our past results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$959,719	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	1,646	—
Deposits with clearing organizations	25,990	20,523
Accounts receivable, net of allowance for credit losses of $117 and $273 at June 30, 2022 and December 31, 2021, respectively	155,426	129,937
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	35,300	31,060
Lease right-of-use assets	26,915	20,496
Software development costs, net of accumulated amortization	148,483	156,203
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,126,417	1,180,016
Receivable from affiliates	5,814	3,313
Deferred tax asset	638,572	618,970
Other assets	83,997	76,355
Total assets	$5,989,538	$5,990,180

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$1,644	$—
Accrued compensation	90,774	154,824
Deferred revenue	23,862	24,930
Accounts payable, accrued expenses and other liabilities	39,783	38,832
Lease liabilities	29,922	24,331
Payable to affiliates	3,358	4,860
Deferred tax liability	20,274	21,011
Tax receivable agreement liability	409,153	412,449
Total liabilities	618,770	681,237

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 107,615,695 and 106,286,821 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 1,654,825 and 1,654,825 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 28,316,833 and 28,873,139 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	4,420,405	4,401,366
Accumulated other comprehensive income (loss)	(10,404)	1,604
Retained earnings	304,899	242,623
Total stockholders’ equity attributable to Tradeweb Markets Inc.	4,714,902	4,645,595
Non-controlling interests	655,866	663,348
Total equity	5,370,768	5,308,943
Total liabilities and equity	$5,989,538	$5,990,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Transaction fees and commissions	$237,669	$205,381	$489,474	$423,197
Subscription fees	41,540	37,883	82,995	75,751
Refinitiv market data fees	15,426	14,926	30,984	30,043
Other	2,503	2,650	5,171	5,248
Total revenue	297,138	260,840	608,624	534,239

Expenses
Employee compensation and benefits	109,890	98,449	227,881	202,071
Depreciation and amortization	44,770	41,867	89,220	82,833
Technology and communications	16,034	13,957	31,810	27,501
General and administrative	7,601	8,789	17,914	12,248
Professional fees	8,575	10,368	16,432	20,096
Occupancy	3,661	3,618	7,158	7,371
Total expenses	190,531	177,048	390,415	352,120
Operating income	106,607	83,792	218,209	182,119
Net interest income (expense)	541	(325)	94	(818)
Income before taxes	107,148	83,467	218,303	181,301
Provision for income taxes	(25,548)	(17,234)	(39,258)	(33,503)
Net income	81,600	66,233	179,045	147,798
Less: Net income attributable to non-controlling interests	13,256	10,917	27,736	24,623
Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$151,309	$123,175

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.33	$0.27	$0.74	$0.61
Diluted	$0.33	$0.27	$0.73	$0.60
Weighted average shares outstanding:
Basic	204,501,035	201,749,985	204,282,406	200,414,714
Diluted	207,272,675	207,463,960	207,371,372	206,253,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$81,600	$66,233	$179,045	$147,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2022 and 2021	(9,677)	703	(13,775)	360
Other comprehensive income (loss), net of tax	(9,677)	703	(13,775)	360

Comprehensive income	71,923	66,936	165,270	148,158
Less: Net income attributable to non-controlling interests	13,256	10,917	27,736	24,623
Less: Foreign currency translation adjustments attributable to non-controlling interests	(1,237)	92	(1,767)	46
Comprehensive income attributable to Tradeweb Markets Inc.	$59,904	$55,927	$139,301	$123,489

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$151,309	$123,175
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(8,440)	611	(12,008)	314
Comprehensive income attributable to Tradeweb Markets Inc.	$59,904	$55,927	$139,301	$123,489

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$13,256	$10,917	$27,736	$24,623
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(1,237)	92	(1,767)	46
Comprehensive income attributable to non-controlling interests	$12,019	$11,009	$25,969	$24,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	106,286,821	$1	96,933,192	$1	1,654,825	$—	28,873,139	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Activities related to exchanges of LLC Interests	552,606	—	—	—	—	—	(552,606)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to the Share Repurchase Program	(559,428)	—	—	—	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	6,351	—	—	—	6,351
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	6,102	—	—	—	6,102
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,229	—	—	—	1,229
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	107,348,079	$1	96,933,192	$1	1,654,825	$—	28,320,533	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
Activities related to exchanges of LLC Interests	3,700	—	—	—	—	—	(3,700)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	367,374	—	—	—	—	—	—	—	6,924	—	—	—	6,924
Share repurchases pursuant to the Share Repurchase Program	(103,458)	—	—	—	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	7,449	—	—	—	7,449
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	—	—	1,300	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,568)	(2,568)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,360)	—	(16,360)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	11,140	—	—	—	11,140
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	9,459	—	—	—	9,459
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	288	—	—	—	288
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(2,218)	—	—	—	(2,218)
Net income	—	—	—	—	—	—	—	—	—	—	68,344	13,256	81,600
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(8,440)	—	(1,237)	(9,677)
Balance at June 30, 2022	107,615,695	$1	96,933,192	$1	1,654,825	$—	28,316,833	$—	$4,420,405	$(10,404)	$304,899	$655,866	$5,370,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	71,594	—	—	—	71,594
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
Issuance of common stock from equity incentive plans	1,127,573	—	—	—	—	—	—	—	21,139	—	—	—	21,139
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	10,465	—	—	—	10,465
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	4,797	1	—	(4,798)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,969)	(1,969)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,142)	—	(16,142)
Share repurchases pursuant to the Share Repurchase Program	(617,644)	—	—	—	—	—	—	—	—	—	(51,676)	—	(51,676)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,826	—	—	—	7,826
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	3,815	—	—	—	3,815
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	766	—	—	—	766
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(7,970)	—	—	—	(7,970)
Net income	—	—	—	—	—	—	—	—	—	—	55,316	10,917	66,233
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	611	—	92	703
Balance at June 30, 2021	105,153,208	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,347,884	$4,714	$195,368	$650,360	$5,198,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$179,045	$147,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	89,220	82,833
Stock-based compensation expense	34,675	23,167
Deferred taxes	30,551	28,749
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(3)	(709)
Deposits with clearing organizations	(5,666)	8,046
Accounts receivable	(30,638)	(33,182)
Receivable from/payable to affiliates, net	(3,928)	(5,630)
Other assets	(8,063)	(254)
Increase (decrease) in operating liabilities:
Accrued compensation	(61,919)	(45,320)
Deferred revenue	(966)	4,240
Accounts payable, accrued expenses and other liabilities	1,007	(3,817)
Employee equity compensation payable	—	(1,915)
Net cash provided by operating activities	223,315	204,006
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(208,857)
Purchases of furniture, equipment, software and leasehold improvements	(14,823)	(8,543)
Capitalized software development costs	(18,264)	(16,967)
Net cash used in investing activities	(33,087)	(234,367)
Cash flows from financing activities
Share repurchases pursuant to the Share Repurchase Program	(56,323)	(51,121)
Proceeds from stock-based compensation exercises	7,616	67,536
Dividends	(32,710)	(32,172)
Distributions to non-controlling interests	(4,746)	(4,473)
Payroll taxes paid for stock-based compensation	(97,976)	(53,434)
Payments on tax receivable agreement liability	(8,995)	(6,849)
Net cash used in financing activities	(193,134)	(80,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,423)	819
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,329)	(110,055)
Cash, cash equivalents and restricted cash
Beginning of period	973,048	792,280
End of period	$960,719	$682,225

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$5,326	$(204)
Non-cash financing activities
Unsettled share repurchases included in other liabilities	$—	$555
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$5,699	$27,666
Deferred tax asset	$51,824	$109,725

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2022	2021
Cash and cash equivalents	$959,719	$972,048
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$960,719	$973,048
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of June 30, 2022, Tradeweb Markets Inc. owns 87.2% of TWM LLC and the non-controlling interest holders own the remaining 12.8% of TWM LLC.  As of December 31, 2021, Tradeweb Markets Inc. owned 86.9% of TWM LLC and the non-controlling interest holders owned the remaining 13.1% of TWM LLC.
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
•Tradeweb Execution Services B.V. (“TESBV”), a European Union investment firm with permission to trade on a matched principal basis, authorized and regulated by the AFM.
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
As of June 30, 2022:
•The public investors collectively owned 107,615,695 shares of Class A common stock, representing 7.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 45.9% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 88.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.1% of the economic interest in TWM LLC; and
•The Bank Stockholders that continue to own LLC Interests collectively owned 1,654,825 shares of Class C common stock and 5,220,129 shares of Class D common stock, representing 4.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own 2.9% of the economic interest in TWM LLC. As of June 30, 2022, only entities affiliated with Credit Suisse Securities (USA) LLC remained as Bank Stockholders.
•Other stockholders that continue to own LLC Interests also collectively owned 108,375 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly own less than 0.1% of the economic interest in TWM LLC.

In addition, for the three and six months ended June 30, 2022, the Company’s basic and diluted earnings per share calculation is impacted by 76,426 and 80,778, respectively, of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method, and for the three and six months ended June 30, 2022 the Company’s diluted earnings per share calculation also includes 2,771,640 and 3,088,966, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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
Transaction costs incurred to effect a business combination are expensed as incurred and are included as a component of professional fees in the condensed consolidated statements of income. During the three and six months ended June 30, 2021, the Company incurred a total of $3.0 million and $4.7 million, respectively, in transaction costs related to the NFI Acquisition. No material transaction costs were incurred during the three and six months ended June 30, 2022.

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
As of June 30, 2022 and December 31, 2021, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $63.9 million and $56.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $4.9 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively, and $9.6 million and $11.1 million for the six months ended June 30, 2022 and 2021, respectively.

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
As of June 30, 2022 and December 31, 2021, accumulated amortization related to software development costs totaled $140.5 million and $114.5 million, respectively. Amortization expense for software development costs was $13.0 million and $11.3 million for the three months ended June 30, 2022 and 2021, respectively, and $26.0 million and $22.0 million for the six months ended June 30, 2022 and 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, accumulated amortization related to intangible assets totaled $380.6 million and $327.0 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million and $24.9 million for the three months ended June 30, 2022 and 2021, respectively, and $53.6 million and $49.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both June 30, 2022 and December 31, 2021, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition. No offering costs were incurred during each of the three and six months ended June 30, 2022 and 2021.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 4 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $1.4 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and realized and unrealized losses totaled $1.7 million and $1.9 million during the six months ended June 30, 2022 and 2021, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than twelve months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $5.5 million gain and a $0.7 million loss during the three months ended June 30, 2022 and 2021, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $6.2 million and $5.0 million during the six months ended June 30, 2022 and 2021, respectively. See Note 10 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.

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

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of June 30, 2022, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both June 30, 2022 and December 31, 2021, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$201,199	$36,470	$166,655	$38,726
Subscription fees	485	41,055	460	37,423
Refinitiv market data fees	—	15,426	—	14,926
Other	214	2,289	217	2,433
Total revenue	$201,898	$95,240	$167,332	$93,508

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$414,935	$74,539	$346,322	$76,875
Subscription fees	960	82,035	922	74,829
Refinitiv market data fees	—	30,984	—	30,043
Other	465	4,706	430	4,818
Total revenue	$416,360	$192,264	$347,674	$186,565
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2021	$24,930
New billings	57,195
Revenue recognized	(58,153)
Effect of foreign currency exchange rate changes	(110)
Deferred revenue balance - June 30, 2022	$23,862
During the six months ended June 30, 2022, the Company recognized $20.2 million in total revenue that was deferred as of December 31, 2021. During the six months ended June 30, 2021, the Company recognized $20.0 million in total revenue that was deferred as of December 31, 2020.

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
The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was approximately 23.8% and 20.6%, respectively. The effective tax rate for the three months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes, partially offset by non-controlling interests. The effective tax rate for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was approximately 18.0% and 18.5%, respectively. The effective tax rate for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes. The effective tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
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
In connection with the completion of the Reorganization Transactions, the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 through 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 through 2011. As of both June 30, 2022 and December 31, 2021, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both June 30, 2022 and December 31, 2021, $2.7 million is included in other assets on the condensed consolidated statements of financial condition related to this related party indemnification.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of June 30, 2022 and December 31, 2021, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $409.2 million and $412.4 million, respectively. During each of the three and six months ended June 30, 2022 and 2021, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2022		June 30, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	204,548,887	87.2%	202,086,400	86.9%
Number of LLC Interests held by non-controlling interests	29,971,658	12.8%	30,531,933	13.1%
Total LLC Interests outstanding	234,520,545	100.0%	232,618,333	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$151,309	$123,175
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(1,300)	4,797	28,705	85,462
Net transfers (to) from non-controlling interests	(1,300)	4,797	28,705	85,462
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$67,044	$60,113	$180,014	$208,637

8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and there have been no changes to those rights and privileges during the six months ended June 30, 2022.
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
As of the beginning of Mr. Olesky’s six month notice period under the Company’s 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that will both be accelerated and amortized into expense over a revised estimated service period ending on August 11, 2022, the date that ends such six month notice period. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”). Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 PRSUs and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. During the three and six months ended June 30, 2022, the Company incurred a total of $5.7 million and $7.4 million, respectively, in CEO Retirement Accelerated Stock-Based Compensation Expense.
During the three months ended June 30, 2022, the Company granted 1,125 RSUs at a weighted-average grant-date fair value of $88.84. No PRSUs were granted during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company granted 396,554 RSUs and 249,292 PRSUs at a weighted-average grant-date fair value of $83.81 and $83.74, respectively. RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.
A summary of the Company’s total stock-based compensation expense, including expense associated with the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Total stock-based compensation expense	$20,963	$12,407	$34,675	$23,167

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
The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the three months ended June 30, 2022 and 2021, the Company acquired a total of 103,458 and 617,644 shares of Class A common stock, at an average price of $86.99 and $83.67, for purchases totaling $9.0 million and $51.7 million, respectively. During the six months ended June 30, 2022 and 2021, the Company acquired a total of 662,886 and 617,644 shares of Class A common stock, at an average price of $84.97 and $83.67, for purchases totaling $56.3 million and $51.7 million, respectively. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of June 30, 2022, a total of $18.0 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the three months ended June 30, 2022 and 2021, the Company withheld 29,530 and 98,003 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $75.14 and $81.32, respectively, and an aggregate value of $2.2 million and $8.0 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2022 and 2021, the Company withheld 1,015,489 and 794,850 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $96.49 and $67.23, respectively, and an aggregate value of $98.0 million and $53.4 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of June 30, 2022 and December 31, 2021, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accounts receivable	$—	$277
Receivable from affiliates	5,814	3,313
Other assets	3,232	3,530
Accounts payable, accrued expenses and other liabilities	7,545	7,767
Deferred revenue	4,820	4,767
Payable to affiliates	3,358	4,860

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Subscription fees	$317	$206	$517	$775
Refinitiv market data fees (1)	15,426	14,926	30,984	30,043
Other fees	126	122	243	283
Expenses: (2)
Employee compensation and benefits	—	—	613	—
Technology and communications	1,199	740	2,315	1,480
General and administrative	54	2	197	4
Professional fees	33	—	45	—
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
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both June 30, 2022 and December 31, 2021, $2.0 million related to these offering costs, is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.
10.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of June 30, 2022
Assets
Cash equivalents – Money market funds	$725,142	$—	$—	$725,142
Receivable from affiliates – Foreign currency forward contracts	—	5,561	—	5,561
Total assets measured at fair value	$725,142	$5,561	$—	$730,703

As of December 31, 2021
Assets
Cash equivalents – Money market funds	$654,553	$—	$—	$654,553
Receivable from affiliates – Foreign currency forward contracts	—	3,019	—	3,019
Total assets measured at fair value	$654,553	$3,019	$—	$657,572
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. There were no financial instruments measured at fair value in a liability position as of June 30, 2022 and December 31, 2021.

The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than twelve months. As of June 30, 2022 and December 31, 2021, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding receivables on such contracts were included in receivable from affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2022	2021

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$161,918	$146,202
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
The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$5,488	$(737)	$6,170	$4,961

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2022	(in thousands)
Assets
Cash and restricted cash	$235,577	$235,577	$—	$—	$235,577
Receivable from brokers and dealers and clearing organizations	1,646	—	1,646	—	1,646
Deposits with clearing organizations	25,990	25,990	—	—	25,990
Accounts receivable	155,426	—	155,426	—	155,426
Other assets – Memberships in clearing organizations	2,410	—	—	2,410	2,410
Total	$421,049	$261,567	$157,072	$2,410	$421,049

Liabilities
Payable to brokers and dealers and clearing organizations	$1,644	$—	$1,644	$—	$1,644
Total	$1,644	$—	$1,644	$—	$1,644

As of December 31, 2021
Assets
Cash and restricted cash	$318,495	$318,495	$—	$—	$318,495
Receivable from brokers and dealers and clearing organizations	—	—	—	—	—
Deposits with clearing organizations	20,523	20,523	—	—	20,523
Accounts receivable	129,937	—	129,937	—	129,937
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$471,347	$339,018	$129,937	$2,392	$471,347

Liabilities
Payable to brokers and dealers and clearing organizations	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.0 million and $21.1 million as of June 30, 2022 and December 31, 2021, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during each of the three and six months ended June 30, 2022 and 2021 and no adjustments to the original cost basis recorded to the consolidated statements of operations have been made to the carrying value over the life of the instruments.

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
As of June 30, 2022 and December 31, 2021, the Company maintained an allowance for credit losses with regard to these receivables of $0.1 million and $0.3 million, respectively. For the three months ended June 30, 2022, credit loss expense was recognized totaling $49,000. For the three months ended June 30, 2021, recoveries resulted in a reversal of credit loss expense totaling $42,000. For the six months ended June 30, 2022 and 2021, recoveries resulted in a reversal of credit loss expense totaling $25,000 and $106,000, respectively.
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

The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion to dismiss in full and dismissed all of the claims in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision; that appeal is currently pending in the United States Court of Appeals for the Second Circuit. The Company intends to vigorously defend the District Court’s decision on appeal and assert its meritorious defenses to the allegations.
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
As of June 30, 2022 and December 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of June 30, 2022:

Amount
(in thousands)
Remainder of 2022	$5,242
2023	11,286
2024	7,024
2025	2,933
2026	2,544
Thereafter	2,544
Total future lease payments	31,573
Less imputed interest	(1,651)
Lease liability	$29,922

13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per outstanding share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$151,309	$123,175
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(26)	—	(53)	—
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$68,318	$55,316	$151,256	$123,175

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	204,501,035	201,749,985	204,282,406	200,414,714
Dilutive effect of PRSUs	782,955	2,021,234	765,497	1,926,771
Dilutive effect of options	1,839,177	3,461,230	2,080,602	3,656,412
Dilutive effect of RSUs	149,508	231,511	242,867	255,859
Weighted average shares of Class A and Class B common stock outstanding - Diluted	207,272,675	207,463,960	207,371,372	206,253,756

Earnings per share - Basic	$0.33	$0.27	$0.74	$0.61
Earnings per share - Diluted	$0.33	$0.27	$0.73	$0.60
(1)During the three and six months ended June 30, 2022, there was a total of 76,426 and 80,778, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method. There were none during the three and six months ended June 30, 2021.
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
The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Anti-dilutive Shares:
PRSUs	378,265	—	—	—
Options	—	—	—	—
RSUs	338,109	—	43,255	—
LLC Interests	29,971,658	30,531,933	30,133,370	30,871,285
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

14.    Regulatory Capital Requirements
TWL, DW, TWD and EA are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands.
At June 30, 2022 and December 31, 2021, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL, EA and TESBV are as follows:

As of June 30, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA	TESBV

	(in thousands)
Regulatory Capital	$52,387	$64,317	$39,582	$84,720	$7,571	$8,641	$1,620	$213,216	$1,783
Regulatory Capital Requirement	2,244	2,593	551	32,041	1,147	2,191	1,114	95	787
Excess Regulatory Capital	$50,143	$61,724	$39,031	$52,679	$6,424	$6,450	$506	$213,121	$996

As of December 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$33,566	$61,379	$22,784	$84,636	$7,932	$7,626	$1,760	$212,572
Regulatory Capital Requirement	3,424	2,931	652	36,136	1,184	3,272	1,272	78
Excess Regulatory Capital	$30,142	$58,448	$22,132	$48,500	$6,748	$4,354	$488	$212,494
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2022 and December 31, 2021 are as follows:

	As of June 30, 2022		As of December 31, 2021
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$36,096	$16,295	$30,063	$15,999
Required Financial Resources	11,000	7,032	11,000	6,770
Excess Financial Resources	$25,096	$9,263	$19,063	$9,229

Liquid Financial Assets	$16,706	$9,416	$15,283	$10,014
Required Liquid Financial Assets	2,750	1,758	2,750	1,693
Excess Liquid Financial Assets	$13,956	$7,658	$12,533	$8,321

15.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Institutional	$181,298	$160,883	$378,508	$336,207
Wholesale	68,010	61,689	140,948	121,079
Retail	26,800	18,261	46,772	36,974
Market Data	21,030	20,007	42,396	39,979
Total revenue	297,138	260,840	608,624	534,239
Operating expenses	190,531	177,048	390,415	352,120
Operating income	$106,607	$83,792	$218,209	$182,119
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
The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
U.S.	$190,150	$163,605	$380,443	$331,341
International	106,988	97,235	228,181	202,898
Total revenue	$297,138	$260,840	$608,624	$534,239
The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2022	2021

	(in thousands)
Long-lived assets
U.S.	$4,104,021	$4,152,186
International	13,353	15,848
Total	$4,117,374	$4,168,034

16.    Subsequent Events
On August 2, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2022. This dividend will be payable on September 15, 2022 to stockholders of record as of September 1, 2022.
On August 1, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $22.4 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2022, payable on September 13, 2022.

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
As of the beginning of Mr. Olesky’s six month notice period under our 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that will both be accelerated and amortized into expense over a revised estimated service period ending on August 11, 2022, the date that ends such six month notice period. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”) that will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense. Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 performance-based restricted stock units and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. See “—Non-GAAP Financial Measures” below for further details. During the three and six months ended June 30, 2022, we incurred a total of $5.7 million and $7.4 million, respectively, in CEO Retirement Accelerated Stock-Based Compensation Expense.
President Transition
On July 13, 2022, we announced that the board of directors appointed Mr. Thomas Pluta as our next President effective as of January 1, 2023. Mr. Pluta will succeed Mr. Hult in this role, when, as previously announced and discussed above, Mr. Hult assumes the position of CEO of the Company on January 1, 2023. In the meantime, Mr. Pluta will join the Company as President-elect in October. Mr. Pluta is currently a member of our board of directors and will remain on the board in his new role.
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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative changes driven by President Biden’s administration and its priorities. The impact of any reform efforts on us and our operations remains uncertain. For example, as a result of the UK’s withdrawal from the EU (“Brexit”), which occurred on January 31, 2020, and the end of the UK-EU transition period, which occurred on December 31, 2020, we are currently subject to two separate and distinct legal regimes in Europe. We have incurred additional costs to establish a new regulated subsidiary in the Netherlands, and over time there may be a divergence of regulatory requirements between the UK and EU. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
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

Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three and six months ended June 30, 2022 and 2021.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of June 30, 2022, we owned 87.2% of TWM LLC and the Continuing LLC Owners owned the remaining 12.8% of TWM LLC.

Results of Operations
For the Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021
The following table sets forth a summary of our statements of income for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$297,138	$260,840	$36,298	13.9%
Total expenses	190,531	177,048	13,483	7.6%
Operating income	106,607	83,792	22,815	27.2%
Net interest income (expense)	541	(325)	866	(266.5)%
Income before taxes	107,148	83,467	23,681	28.4%
Provision for income taxes	(25,548)	(17,234)	(8,314)	48.2%
Net income	81,600	66,233	15,367	23.2%
Less: Net income attributable to non-controlling interests	13,256	10,917	2,339	21.4%
Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$13,028	23.6%
Revenues
Our revenues for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$237,669	80.0%	$205,381	78.7%	$32,288	15.7%
Subscription fees (1)	56,966	19.2	52,809	20.2	4,157	7.9%
Other	2,503	0.8	2,650	1.0	(147)	(5.5)%
Total revenue	$297,138	100.0%	$260,840	100.0%	$36,298	13.9%

Components of total revenue growth:
Constant currency growth (2)						17.8%
Foreign currency impact						(3.9)%
Total revenue growth						13.9%
(1)Subscription fees for the three months ended June 30, 2022 and 2021 include $15.4 million and $14.9 million, respectively, of Refinitiv market data fees.
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
The primary driver of the $36.3 million increase in revenue is related to a $32.3 million increase in transaction fees and commissions to $237.7 million for the three months ended June 30, 2022 from $205.4 million for the three months ended June 30, 2021, primarily due to increased volumes and fees from rates derivatives products, U.S. government bonds and municipals.

Our total revenue by asset class for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$151,586	$134,003	$17,583	13.1%
Credit	83,991	72,212	11,779	16.3%
Equities	22,659	17,397	5,262	30.2%
Money Markets	12,166	11,340	826	7.3%
Market Data	21,030	20,007	1,023	5.1%
Other	5,706	5,881	(175)	(3.0)%
Total revenue	$297,138	$260,840	$36,298	13.9%
Our variable and fixed revenues by asset class for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$96,334	$55,252	$79,766	$54,237	$16,568	$1,015	20.8%	1.9%
Credit	77,497	6,494	65,712	6,500	11,785	(6)	17.9%	(0.1)%
Equities	20,409	2,250	14,612	2,785	5,797	(535)	39.7%	(19.2)%
Money Markets	7,658	4,508	7,242	4,098	416	410	5.7%	10.0%
Market Data	—	21,030	—	20,007	—	1,023	—	5.1%
Other	—	5,706	—	5,881	—	(175)	—	(3.0)%
Total revenue	$201,898	$95,240	$167,332	$93,508	$34,566	$1,732	20.7%	1.9%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2022 and 2021, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2022		2021		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$708,956	$43,742,413	$575,644	$36,556,150	23.2%
Cash Rates	341,351	21,125,468	318,996	20,346,393	7.0%
Rates Derivatives	367,604	22,616,945	256,648	16,209,757	43.2%
Swaps / Swaptions Tenor (greater than 1 year)	221,191	13,602,492	165,825	10,441,873	33.4%
Other Rates Derivatives (1)	146,414	9,014,453	90,823	5,767,883	61.2%

Credit	26,650	1,637,924	18,085	1,140,350	47.4%
Cash Credit (2)	10,173	624,892	9,519	599,766	6.9%
Credit Derivatives and U.S. Cash “EP”	16,477	1,013,032	8,566	540,584	92.3%

Equities	16,706	1,032,383	16,055	1,007,530	4.1%
Cash Equities	9,945	613,836	8,239	516,731	20.7%
Equity Derivatives	6,761	418,547	7,815	490,800	(13.5)%

Money Markets (Cash)	424,016	26,207,624	366,978	23,326,831	15.5%

Total	$1,176,328	$72,620,344	$976,762	$62,030,861	20.4%
Total excluding Other Rates Derivatives (3)	$1,029,914	$63,605,891	$885,939	$56,262,978	16.3%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2022 and 2021 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Rates	$2.20	$2.18	$0.02	0.9%
Cash Rates	$2.27	$2.02	$0.25	12.0%
Rates Derivatives	$2.14	$2.38	$(0.24)	(10.0)%
Swaps / Swaptions Tenor (greater than 1 year)	$3.42	$3.54	$(0.12)	(3.6)%
Other Rates Derivatives (1)	$0.22	$0.28	$(0.06)	(20.8)%

Credit	$47.31	$57.62	$(10.31)	(17.9)%
Cash Credit (2)	$155.56	$138.52	$17.04	12.3%
Credit Derivatives and U.S. Cash “EP”	$7.73	$7.91	$(0.18)	(2.3)%

Equities	$19.77	$14.50	$5.27	36.3%
Cash Equities	$29.20	$23.21	$5.99	25.8%
Equity Derivatives	$5.93	$5.34	$0.59	11.1%

Money Markets (Cash)	$0.29	$0.31	$(0.02)	(5.9)%

Total Fees per Million	$2.78	$2.70	$0.08	3.1%
Total Fees per Million excluding Other Rates Derivatives (3)	$3.14	$2.95	$0.19	6.7%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $17.6 million or 13.1% to $151.6 million for the three months ended June 30, 2022 compared to $134.0 million for the three months ended June 30, 2021 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. government bonds.
Average variable fees per million for rates increased primarily due to a shift for certain dealers away from fixed fees towards a variable pricing structure for European government bonds and growth of U.S. government bonds which have a higher variable fee capture compared to overall rates. These increases were offset by a decrease in average variable fees per million for rates derivatives driven primarily by shifts in the mix and duration of derivative products traded.
Credit. Revenues from our credit asset class increased by $11.8 million or 16.3% to $84.0 million for the three months ended June 30, 2022 compared to $72.2 million for the three months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for municipals, U.S. corporate bonds and credit derivatives products.
Average variable fees per million for credit decreased primarily due to relative product mix, with strong volume growth in lower fee per million credit derivatives.
Equities. Revenues from our equities asset class increased by $5.3 million or 30.2% to $22.7 million for the three months ended June 30, 2022 compared to $17.4 million for the three months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Average variable fees per million for equities increased primarily due to higher growth in U.S. ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $0.8 million or 7.3% to $12.2 million for the three months ended June 30, 2022 compared to $11.3 million for the three months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for certificates of deposit and repurchase agreements.
Average variable fees per million for money markets was relatively flat for the three months ended June 30, 2021.

Market Data. Revenues from our market data asset class increased by $1.0 million or 5.1% to $21.0 million for the three months ended June 30, 2022 compared to $20.0 million for the three months ended June 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Other. Revenues from our other asset class remained relatively flat at $5.7 million for the three months ended June 30, 2022 compared to $5.9 million for the three months ended June 30, 2021.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$181,298	$160,883	$20,415	12.7%
Wholesale	68,010	61,689	6,321	10.2%
Retail	26,800	18,261	8,539	46.8%
Market Data	21,030	20,007	1,023	5.1%
Total revenue	$297,138	$260,840	$36,298	13.9%
Institutional. Revenues from our institutional client sector increased by $20.4 million or 12.7% to $181.3 million for the three months ended June 30, 2022 from $160.9 million for the three months ended June 30, 2021. The increase was derived primarily from increased volumes for rates derivatives products, U.S. ETFs, credit derivatives products and U.S. corporate bonds.
Wholesale. Revenues from our wholesale client sector increased by $6.3 million or 10.2% to $68.0 million for the three months ended June 30, 2022 from $61.7 million for the three months ended June 30, 2021. The increase was derived primarily from increased volumes for U.S. government bonds.
Retail. Revenues from our retail client sector increased by $8.5 million or 46.8% to $26.8 million for the three months ended June 30, 2022 from $18.3 million for the three months ended June 30, 2021. The increase was derived primarily from increased volumes for municipals, U.S. corporate bonds and U.S. government bonds.
Market Data. Revenues from our market data client sector increased by $1.0 million or 5.1% to $21.0 million for the three months ended June 30, 2022 from $20.0 million for the three months ended June 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$190,150	$163,605	$26,545	16.2%
International	106,988	97,235	9,753	10.0%
Total revenue	$297,138	$260,840	$36,298	13.9%
U.S. Revenues from U.S. clients increased by $26.5 million or 16.2% to $190.2 million for the three months ended June 30, 2022 from $163.6 million for the three months ended June 30, 2021 primarily due to higher revenues for U.S. government bonds, municipals, U.S. corporate bonds, rates derivatives products and U.S. ETFs.

International. Revenues from International clients increased by $9.8 million or 10.0% to $107.0 million for the three months ended June 30, 2022 from $97.2 million for the three months ended June 30, 2021. Fluctuations in foreign currency rates decreased our total International revenues for the three months ended June 30, 2022 by $8.4 million when comparing to International revenues for the three months ended June 30, 2022 determined using constant currency foreign currency exchange rates. Excluding this foreign currency impact, international revenues increased $18.2 million or 18.7% primarily due to higher revenues for rates derivatives products, credit derivatives products and European ETFs.
Operating Expenses
Our expenses for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$109,890	$98,449	$11,441	11.6%
Depreciation and amortization	44,770	41,867	2,903	6.9%
Technology and communications	16,034	13,957	2,077	14.9%
General and administrative	7,601	8,789	(1,188)	(13.5)%
Professional fees	8,575	10,368	(1,793)	(17.3)%
Occupancy	3,661	3,618	43	1.2%
Total expenses	$190,531	$177,048	$13,483	7.6%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $11.4 million or 11.6% to $109.9 million for the three months ended June 30, 2022 from $98.4 million for the three months ended June 30, 2021. The increase was primarily due to increases in incentive compensation expense tied to our operating performance and an increase in salaries and benefits as a result of increased employee headcount. During the three months ended June 30, 2022, we also incurred a total of $5.7 million in stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition.”
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $2.9 million or 6.9% to $44.8 million for the three months ended June 30, 2022 from $41.9 million for the three months ended June 30, 2021. The increase in depreciation and amortization expense was primarily the result of assets acquired in connection with the NFI Acquisition. Also contributing to the increase were longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $2.1 million or 14.9% to $16.0 million for the three months ended June 30, 2022 from $14.0 million for the three months ended June 30, 2021. The increase was primarily due to increased data and clearance fees driven primarily by higher trading volumes period over period and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs decreased by $1.2 million or 13.5% to $7.6 million for the three months ended June 30, 2022 from $8.8 million for the three months ended June 30, 2021. The decrease was primarily the result of a $4.9 million increase in foreign exchange gains during the three months ended June 30, 2022. Realized and unrealized foreign currency gains totaled $4.1 million during the three months ended June 30, 2022 as compared to $0.8 million in losses during three months ended June 30, 2021. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program. The foreign exchange gains were partially offset by increased travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021 and an increase in recruiting costs.
Professional Fees. Expenses related to professional fees decreased by $1.8 million or 17.3% to $8.6 million for the three months ended June 30, 2022 from $10.4 million for the three months ended June 30, 2021. The decrease was primarily due to acquisition transaction costs related to the NFI Acquisition during the three months ended June 30, 2021, partially offset by increased legal fees.

Occupancy. Expenses related to occupancy costs remained relatively flat at $3.7 million for the three months ended June 30, 2022 as compared to $3.6 million for the three months ended June 30, 2021.
Net Interest Income (Expense)
Net interest income (expense) increased by $0.9 million to net interest income of $0.5 million for the three months ended June 30, 2022 from net interest expense of $0.3 million for the three months ended June 30, 2021 primarily due to an increase in interest income earned relating to an increase in interest rates and an increase in our average cash balance period over period.
Income Taxes
Income tax expense increased by $8.3 million to $25.5 million for the three months ended June 30, 2022 from $17.2 million for the three months ended June 30, 2021. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2022 was approximately 23.8%, compared with 20.6% for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes, partially offset by non-controlling interests. The effective tax rate for the three months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.
For the Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021
The following table sets forth a summary of our statements of income for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$608,624	$534,239	$74,385	13.9%
Total expenses	390,415	352,120	38,295	10.9%
Operating income	218,209	182,119	36,090	19.8%
Net interest income (expense)	94	(818)	912	(111.5)%
Income before taxes	218,303	181,301	37,002	20.4%
Provision for income taxes	(39,258)	(33,503)	(5,755)	17.2%
Net income	179,045	147,798	31,247	21.1%
Less: Net income attributable to non-controlling interests	27,736	24,623	3,113	12.6%
Net income attributable to Tradeweb Markets Inc.	$151,309	$123,175	$28,134	22.8%

Revenues
Our revenues for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$489,474	80.4%	$423,197	79.2%	$66,277	15.7%
Subscription fees (1)	113,979	18.7	105,794	19.8	8,185	7.7%
Other	5,171	0.8	5,248	1.0	(77)	(1.5)%
Total revenue	$608,624	100.0%	$534,239	100.0%	$74,385	13.9%

Components of total revenue growth:
Constant currency growth (2)						16.9%
Foreign currency impact						(3.0)%
Total revenue growth						13.9%
(1)Subscription fees for the six months ended June 30, 2022 and 2021 include $31.0 million and $30.0 million respectively, of Refinitiv market data fees.
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
The primary driver of the $74.4 million increase in revenue related to a $66.3 million increase in transaction fees and commissions to $489.5 million for the six months ended June 30, 2022 from $423.2 million for the six months ended June 30, 2021, primarily due to increased volumes and fees for rates derivatives products, U.S. government bonds, U.S. corporate bonds and U.S. ETFs.
Our total revenue by asset class for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$311,925	$276,932	$34,993	12.6%
Credit	170,309	146,580	23,729	16.2%
Equities	49,194	36,258	12,936	35.7%
Money Markets	23,690	22,158	1,532	6.9%
Market Data	42,396	39,979	2,417	6.0%
Other	11,110	12,332	(1,222)	(9.9)%
Total revenue	$608,624	$534,239	$74,385	13.9%

Our variable and fixed revenues by asset class for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$199,723	$112,202	$169,417	$107,515	$30,306	$4,687	17.9%	4.4%
Credit	157,145	13,164	133,710	12,870	23,435	294	17.5%	2.3%
Equities	44,560	4,634	30,592	5,666	13,968	(1,032)	45.7%	(18.2)%
Money Markets	14,932	8,758	13,955	8,203	977	555	7.0%	6.8%
Market Data	—	42,396	—	39,979	—	2,417	—	6.0%
Other	—	11,110	—	12,332	—	(1,222)	—	(9.9)%
Total revenue	$416,360	$192,264	$347,674	$186,565	$68,686	$5,699	19.8%	3.1%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $35.0 million or 12.6% to $311.9 million for the six months ended June 30, 2022 compared to $276.9 million for the six months ended June 30, 2021 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. government bonds.
Credit. Revenues from our credit asset class increased by $23.7 million or 16.2% to $170.3 million for the six months ended June 30, 2022 compared to $146.6 million for the six months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. corporate bonds, credit derivatives products and municipals.
Equities. Revenues from our equities asset class increased by $12.9 million or 35.7% to $49.2 million for the six months ended June 30, 2022 compared to $36.3 million for the six months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Money Markets. Revenues from our money markets asset class increased by $1.5 million or 6.9% to $23.7 million for the six months ended June 30, 2022 compared to $22.2 million for the six months ended June 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements and certificates of deposit.
Market Data. Revenues from our market data asset class increased by $2.4 million or 6.0% to $42.4 million for the six months ended June 30, 2022 compared to $40.0 million for the six months ended June 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Other. Revenues from our other asset class decreased by $1.2 million or 9.9%, to $11.1 million for the six months ended June 30, 2022 compared to $12.3 million for the six months ended June 30, 2021. The decrease was driven primarily by lower fees from software development and implementation revenue on behalf of certain clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$378,508	$336,207	$42,301	12.6%
Wholesale	140,948	121,079	19,869	16.4%
Retail	46,772	36,974	9,798	26.5%
Market Data	42,396	39,979	2,417	6.0%
Total revenue	$608,624	$534,239	$74,385	13.9%

Institutional. Revenues from our institutional client sector increased by $42.3 million or 12.6% to $378.5 million for the six months ended June 30, 2022 from $336.2 million for the six months ended June 30, 2021. The increase was derived primarily from increased volumes for rates derivatives products, U.S. ETFs and credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $19.9 million or 16.4% to $140.9 million for the six months ended June 30, 2022 from $121.1 million for the six months ended June 30, 2021. The increase was derived primarily from increased revenue for U.S. government bonds, U.S. corporate bonds and mortgages.
Retail. Revenues from our retail client sector increased by $9.8 million or 26.5% to $46.8 million for the six months ended June 30, 2022 from $37.0 million for the six months ended June 30, 2021. The increase was derived primarily from increased volumes for from municipals, U.S. corporate bonds and U.S. government bonds.
Market Data. Revenues from our market data client sector increased by $2.4 million or 6.0% to $42.4 million for the six months ended June 30, 2022 from $40.0 million for the six months ended June 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$380,443	$331,341	$49,102	14.8%
International	228,181	202,898	25,283	12.5%
Total revenue	$608,624	$534,239	$74,385	13.9%
U.S. Revenues from U.S. clients increased by $49.1 million or 14.8% to $380.4 million for the six months ended June 30, 2022 from $331.3 million for the six months ended June 30, 2021 primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds, U.S. ETFs, rates derivatives products and municipals.
International. Revenues from International clients increased by $25.3 million or 12.5% to $228.2 million for the six months ended June 30, 2022 from $202.9 million for the six months ended June 30, 2021. Fluctuations in foreign currency rates decreased our total International revenues for the six months ended June 30, 2022 by $12.9 million when comparing to International revenues for the six months ended June 30, 2022 determined using constant currency foreign currency exchange rates. Excluding this foreign currency impact, international revenues increased by $38.2 million or 18.8% primarily due to higher revenues for rates derivatives products, credit derivatives products and European ETFs.
Operating Expenses
Our expenses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$227,881	$202,071	$25,810	12.8%
Depreciation and amortization	89,220	82,833	6,387	7.7%
Technology and communications	31,810	27,501	4,309	15.7%
General and administrative	17,914	12,248	5,666	46.3%
Professional fees	16,432	20,096	(3,664)	(18.2)%
Occupancy	7,158	7,371	(213)	(2.9)%
Total expenses	$390,415	$352,120	$38,295	10.9%

Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $25.8 million or 12.8% to $227.9 million for the six months ended June 30, 2022 from $202.1 million for the six months ended June 30, 2021. The increase was primarily due to increases in incentive compensation expense tied to our operating performance and an increase in salaries and benefits as a result of increased employee headcount. During the six months ended June 30, 2022, we also incurred a total of $7.4 million in stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition.”
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $6.4 million or 7.7% to $89.2 million for the six months ended June 30, 2022 from $82.8 million for the six months ended June 30, 2021. The increase in depreciation and amortization expense was primarily the result of assets acquired in connection with the NFI Acquisition. Also contributing to the increase were longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $4.3 million or 15.7% to $31.8 million for the six months ended June 30, 2022 from $27.5 million for the six months ended June 30, 2021. The increase was primarily due to increased data and clearance fees driven primarily by higher trading volumes period over period and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs increased by $5.7 million or 46.3% to $17.9 million for the six months ended June 30, 2022 from $12.2 million for the six months ended June 30, 2021. The increase was primarily due to higher travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021. This increase was partially offset by a $1.5 million increase in foreign exchange gains during the six months ended June 30, 2022. Realized and unrealized foreign currency gains totaled $4.5 million during the six months ended June 30, 2022 as compared to $3.0 million in gains during the six months ended June 30, 2021. The change was primarily driven by an increase in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, which was partially offset by an increase in foreign currency re-measurement losses on transactions in nonfunctional currencies.
Professional Fees. Expenses related to professional fees decreased by $3.7 million or 18.2% to $16.4 million for the six months ended June 30, 2022 from $20.1 million for the six months ended June 30, 2021. The decrease was primarily due to acquisition transaction costs related to the NFI Acquisition during the six months ended June 30, 2021, partially offset by increased legal fees.
Occupancy. Expenses related to occupancy costs remained relatively flat at $7.2 million for the six months ended June 30, 2022 as compared to $7.4 million for the six months ended June 30, 2021.
Net Interest Income (Expense)
Net interest income (expense) increased by $0.9 million to net interest income of $0.1 million for the six months ended June 30, 2022 from net interest expense of $0.8 million for the six months ended June 30, 2021 primarily due to an increase in interest income earned relating to an increase in interest rates and an increase in our average cash balance period over period.
Income Taxes
Income tax expense increased by $5.8 million to $39.3 million for the six months ended June 30, 2022 from $33.5 million for the six months ended June 30, 2021. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2022 was approximately 18.0%, compared with 18.5% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes. The effective tax rate for the six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans, partially offset by state, local and foreign taxes.

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
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $959.7 million and $972.0 million, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
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

Cash Dividends
On August 2, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the third quarter of 2022. This dividend will be payable on September 15, 2022 to stockholders of record as of September 1, 2022.
In March and June 2022, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $32.7 million during the six months ended June 30, 2022.
Cash Distributions
On August 1, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $22.4 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2022, payable on September 13, 2022.
In March and June 2022, TWM LLC made a quarterly cash distribution to its equityholders in an aggregate amount of $36.7 million, including distributions to Tradeweb Markets Inc. of $32.0 million and distributions to non-controlling interests of $4.7 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the six months ended June 30, 2022, the Company acquired a total of 662,886 shares of Class A common stock, at an average price of $84.97, for purchases totaling $56.3 million.
Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units.
During the six months ended June 30, 2022, the Company withheld 1,015,489 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $96.49 and an aggregate value of $98.0 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of June 30, 2022, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $409.2 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of June 30, 2022, we expect to make tax receivable agreement liability payments of approximately $6.3 million within the next twelve months and approximately $402.9 million thereafter.

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
Indebtedness
As of June 30, 2022 and December 31, 2021, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides $500.0 million of borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. The Revolving Credit Facility will mature on April 8, 2024.
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends or distributions, make investments and enter into certain other transactions. As of June 30, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2021 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to our Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. In March 2022, the lease for our New York headquarters was extended for an amended term through December 2023, as we continue to evaluate our office space needs for the future. As of June 30, 2022, our operating lease liabilities totaled $29.9 million, with payments pursuant to these obligations due within the next twelve months and thereafter totaling approximately $11.0 million and $20.6 million, respectively.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2022 and December 31, 2021, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $60.8 million and $66.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The FICC and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.

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
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total capital expenditures and software development costs for fiscal 2022 to be between $62.0 million and $68.0 million, compared to expenditures of $51.3 million in fiscal 2021, with the increase primarily driven by technology investments. We expect approximately 18% of our 2022 capital expenditures to be non-recurring.
Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable to affiliates, accounts payable, accrued expenses and other liabilities, lease liabilities and the tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions.
Our working capital as of June 30, 2022 and December 31, 2021 was as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$959,719	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	1,646	—
Deposits with clearing organizations	25,990	20,523
Accounts receivable	155,426	129,937
Receivable from affiliates	5,814	3,313
Total current assets	1,149,595	1,126,821
Payable to brokers and dealers and clearing organizations	1,644	—
Accrued compensation	90,774	154,824
Deferred revenue	23,862	24,930
Payable to affiliates	3,358	4,860
Current portion of:
Accounts payable, accrued expenses and other liabilities	39,191	38,214
Lease liabilities	10,268	7,534
Tax receivable agreement liability	6,303	9,078
Total current liabilities	175,400	239,440
Total working capital	$974,195	$887,381
Current Assets
Current assets increased to $1,149.6 million as of June 30, 2022 from $1,126.8 million as of December 31, 2021 primarily due to an increase in accounts receivable as a result of increased revenues.

Current Liabilities
Current liabilities decreased to $175.4 million as of June 30, 2022 from $239.4 million as of December 31, 2021 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the six months ended June 30, 2022.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$223,315	$204,006
Net cash used in investing activities	(33,087)	(234,367)
Net cash used in financing activities	(193,134)	(80,513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,423)	819
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,329)	$(110,055)
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
Net cash provided by operating activities for the six months ended June 30, 2022 was $223.3 million, an increase of $19.3 million over the six months ended June 30, 2021, primarily driven by an increase in net income during 2022, partially offset by changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $33.1 million for the six months ended June 30, 2022, which consisted of $18.3 million of capitalized software development costs and $14.8 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $234.4 million for the six months ended June 30, 2021, which consisted of $208.9 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $17.0 million of capitalized software development costs and $8.5 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $193.1 million, and was primarily driven by $90.4 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $56.3 million in share repurchases pursuant to the Share Repurchase Program and $32.7 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the six months ended June 30, 2021 was $80.5 million, and was primarily driven by $51.1 million in share repurchases pursuant to the Share Repurchase Program and $32.2 million in cash dividends to our Class A and Class B common stockholders, partially offset by $14.1 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.

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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
Cash flow from operating activities	$223,315	$204,006
Less: Capitalization of software development costs	(18,264)	(16,967)
Less: Purchases of furniture, equipment and leasehold improvements	(14,823)	(8,543)
Free Cash Flow	$190,228	$178,496
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
Adjusted Net Income and Adjusted Diluted EPS
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., adjusted for certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, transaction and other costs related to the NFI Acquisition, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts and gains and losses from the revaluation of foreign denominated cash. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.

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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net income	$81,600	$66,233	$179,045	$147,798
Acquisition transaction costs (1)	15	2,966	(3)	4,727
Net interest (income) expense	(541)	325	(94)	818
Depreciation and amortization	44,770	41,867	89,220	82,833
Stock-based compensation expense (2)	7,295	2,803	11,164	9,186
Provision for income taxes	25,548	17,234	39,258	33,503
Foreign exchange (gains) / losses (3)	(3,066)	470	(2,334)	(4,883)
Tax receivable agreement liability adjustment (4)	—	—	—	—
Adjusted EBITDA	$155,621	$131,898	$316,256	$273,982
Less: Depreciation and amortization	(44,770)	(41,867)	(89,220)	(82,833)
Add: D&A related to acquisitions and the Refinitiv Transaction(5)	31,761	30,240	63,530	59,843
Adjusted EBIT	$142,612	$120,271	$290,566	$250,992
Adjusted EBITDA margin	52.4%	50.6%	52.0%	51.3%
Adjusted EBIT margin	48.0%	46.1%	47.7%	47.0%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $1.6 million and $2.8 million during the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $9.2 million during the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, this adjustment also includes $5.7 million and $7.4 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO and our retiring CEO.
(3)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(4)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Basis Point Change	Constant Currency Basis Point Change (1)	2022	2021	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	52.4%	50.6%	+181 bps	+220 bps	52.0%	51.3%	+68 bps	+75 bps
Adjusted EBIT margin	48.0%	46.1%	+189 bps	+238 bps	47.7%	47.0%	+76 bps	+91 bps
(1)The changes in Adjusted EBITDA margin and Adjusted EBIT margin, both on a constant currency basis, are non-GAAP financial measures, and are defined as the changes in Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations. Adjusted EBITDA margin and Adjusted EBIT margin excluding the effects of foreign currency fluctuations are calculated by translating the current period and prior period’s results using the annual average exchange rates for 2021. We use the changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis as supplemental metrics to evaluate our underlying margin performance between periods by removing the impact of foreign currency fluctuations. We believe that providing changes in Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis provide useful comparisons of our Adjusted EBITDA margin and Adjusted EBIT margin and trends between periods.

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Earnings per diluted share	$0.33	$0.27	$0.73	$0.60

Net income attributable to Tradeweb Markets Inc.	$68,344	$55,316	$151,309	$123,175
Net income attributable to non-controlling interests (1)	13,256	10,917	27,736	24,623
Net income	81,600	66,233	179,045	147,798
Provision for income taxes	25,548	17,234	39,258	33,503
Acquisition transaction costs (2)	15	2,966	(3)	4,727
D&A related to acquisitions and the Refinitiv Transaction (3)	31,761	30,240	63,530	59,843
Stock-based compensation expense (4)	7,295	2,803	11,164	9,186
Foreign exchange (gains) / losses (5)	(3,066)	470	(2,334)	(4,883)
Tax receivable agreement liability adjustment (6)	—	—	—	—
Adjusted Net Income before income taxes	143,153	119,946	290,660	250,174
Adjusted income taxes (7)	(31,494)	(26,388)	(63,946)	(55,038)
Adjusted Net Income	$111,659	$93,558	$226,714	$195,136
Adjusted Diluted EPS (8)	$0.47	$0.39	$0.95	$0.82
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $1.6 million and $2.8 million during the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $9.2 million during the six months ended June 30, 2022 and 2021, respectively. During the three and six months ended June 30, 2022, this adjustment also includes $5.7 million and $7.4 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO and our retiring CEO.
(5)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(7)Represents corporate income taxes at an assumed effective tax rate of 22.0% applied to Adjusted Net Income before income taxes for each of the three and six months ended June 30, 2022 and 2021.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2022 and 2021:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Diluted weighted average shares of Class A and Class B common stock outstanding	207,272,675	207,463,960	207,371,372	206,253,756
Weighted average of other participating securities (1)	76,426	—	80,778	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	29,971,658	30,531,933	30,133,370	30,871,285
Adjusted diluted weighted average shares outstanding	237,320,759	237,995,893	237,585,520	237,125,041
Adjusted Net Income (in thousands)	$111,659	$93,558	$226,714	$195,136
Adjusted Diluted EPS	$0.47	$0.39	$0.95	$0.82
(1)Represents weighted average unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired executives that are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock in accordance with the two-class method used for purposes of calculating earnings per share. See Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the two-class method.
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
During each of the three and six months ended June 30, 2022 and 2021, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both June 30, 2022 and December 31, 2021, the valuation allowance was $0.7 million. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Foreign Currency and Derivative Risk
We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies.
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
% of revenue denominated in foreign currencies (1)	28%	29%	29%	30%
% of operating expenses denominated in foreign currencies (2)	14%	16%	14%	15%
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Euros	$1.07	$1.20	$1.09	$1.21
British pound sterling	$1.26	$1.40	$1.30	$1.39
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Increase (decrease) in revenue	$(8,600)	$4,100	$(13,200)	$7,900
Increase (decrease) in operating income	$(6,300)	$2,100	$(10,500)	$4,300
In addition to the above, realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $1.4 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and realized and unrealized losses totaled $1.7 million and $1.9 million during the six months ended June 30, 2022 and 2021, respectively.
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	June 30,				June 30,
		2022		2021		2022		2021
All Currencies
Effect of 10% change on revenue	+/-	$9,200	+/-	$8,500	+/-	$19,600	+/-	$17,700
Effect of 10% change on operating income	+/-	$6,200	+/-	$5,400	+/-	$13,600	+/-	$11,700
Euros
Effect of 10% change on revenue	+/-	$8,400	+/-	$7,800	+/-	$18,000	+/-	$16,300
Effect of 10% change on operating income	+/-	$8,100	+/-	$7,600	+/-	$17,400	+/-	$15,900
British pound sterling
Effect of 10% change on revenue	+/-	$400	+/-	$400	+/-	$800	+/-	$800
Effect of 10% change on operating income	+/-	$2,100	+/-	$2,100	+/-	$4,100	+/-	$4,100

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than twelve months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2022 and December 31, 2021, the notional amount of our foreign currency forward contracts was $161.9 million and $146.2 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $5.5 million gain and a $0.7 million loss during the three months ended June 30, 2022 and 2021, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $6.2 million and $5.0 million during the six months ended June 30, 2022 and 2021, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of June 30, 2022 and December 31, 2021, the allowance for credit losses with regard to these receivables totaled $0.1 million and $0.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2022, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
April 1, 2022 - April 30, 2022	103,458	$86.99	103,458	$18,001
May 1, 2022 – May 31, 2022	—	—	—	$—
June 1, 2022 – June 30, 2022	—	—	—	$18,001
Total	103,458	$86.99	103,458
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units. During the three months ended June 30, 2022, the Company withheld 29,530 shares, of common stock from employee stock option, performance-based restricted stock and restricted stock awards.
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

TRADEWEB MARKETS INC.

August 3, 2022	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

August 3, 2022	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)