Form 10-Q
period 2022-09-30
Tradeweb Markets Inc.
filed 2022-10-27
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 20, 2022
Class A Common Stock, par value $0.00001 per share	111,077,443
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	3,251,177
Class D Common Stock, par value $0.00001 per share	23,096,704

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. As of September 30, 2022, there were no LLC Interests (as defined below) held by Bank Stockholders.
•“Continuing LLC Owners” refer collectively to (i) those Original LLC Owners (as defined below), including Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions and that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, (ii) any subsequent transferee of any Original LLC Owner that has executed a joinder agreement to TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) and (iii) solely with respect to the Tax Receivable Agreement (as defined below), (x) those Original LLC Owners, including certain of the Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO and (y) any party that has executed a joinder agreement to the Tax Receivable Agreement in accordance with the Tax Receivable Agreement.
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
•“LLC Interests” refer to the single class of common membership interests of TWM LLC. LLC Interests, other than those held by Tradeweb Markets Inc., are redeemable or exchangeable in accordance with the TWM LLC Agreement for shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,110,227	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	856	—
Deposits with clearing organizations	25,214	20,523
Accounts receivable, net of allowance for credit losses of $176 and $273 at September 30, 2022 and December 31, 2021, respectively	150,201	129,937
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	33,433	31,060
Lease right-of-use assets	25,603	20,496
Software development costs, net of accumulated amortization	144,687	156,203
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,099,617	1,180,016
Receivable from affiliates	8,893	3,313
Deferred tax asset	676,709	618,970
Other assets	79,902	76,355
Total assets	$6,136,601	$5,990,180

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$855	$—
Accrued compensation	123,531	154,824
Deferred revenue	28,568	24,930
Accounts payable, accrued expenses and other liabilities	37,375	38,832
Lease liabilities	28,668	24,331
Payable to affiliates	4,808	4,860
Deferred tax liability	19,881	21,011
Tax receivable agreement liability	439,348	412,449
Total liabilities	683,034	681,237

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 111,244,559 and 106,286,821 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 3,251,177 and 1,654,825 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 23,096,704 and 28,873,139 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	4,542,160	4,401,366
Accumulated other comprehensive income (loss)	(21,601)	1,604
Retained earnings	348,329	242,623
Total stockholders’ equity attributable to Tradeweb Markets Inc.	4,868,890	4,645,595
Non-controlling interests	584,677	663,348
Total equity	5,453,567	5,308,943
Total liabilities and equity	$6,136,601	$5,990,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Transaction fees and commissions	$228,015	$206,316	$717,489	$629,513
Subscription fees	41,342	41,390	124,337	117,141
Refinitiv market data fees	15,370	15,002	46,354	45,045
Other	2,388	2,617	7,559	7,865
Total revenue	287,115	265,325	895,739	799,564

Expenses
Employee compensation and benefits	102,720	98,036	330,601	300,107
Depreciation and amortization	44,778	44,823	133,998	127,656
Technology and communications	16,816	14,747	48,626	42,248
General and administrative	6,892	9,561	24,806	21,809
Professional fees	9,400	8,897	25,832	28,993
Occupancy	3,699	3,733	10,857	11,104
Total expenses	184,305	179,797	574,720	531,917
Operating income	102,810	85,528	321,019	267,647
Net interest income (expense)	3,413	(361)	3,507	(1,179)
Income before taxes	106,223	85,167	324,526	266,468
Provision for income taxes	(24,657)	(19,862)	(63,915)	(53,365)
Net income	81,566	65,305	260,611	213,103
Less: Net income attributable to non-controlling interests	12,483	10,542	40,219	35,165
Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$220,392	$177,938

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.34	$0.27	$1.08	$0.89
Diluted	$0.33	$0.26	$1.06	$0.86
Weighted average shares outstanding:
Basic	205,721,162	202,238,122	204,767,261	201,029,196
Diluted	208,329,469	208,197,439	207,748,037	206,908,330
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$81,566	$65,305	$260,611	$213,103
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2022 and 2021	(12,406)	(2,802)	(26,181)	(2,442)
Other comprehensive income (loss), net of tax	(12,406)	(2,802)	(26,181)	(2,442)

Comprehensive income	69,160	62,503	234,430	210,661
Less: Net income attributable to non-controlling interests	12,483	10,542	40,219	35,165
Less: Foreign currency translation adjustments attributable to non-controlling interests	(1,521)	(367)	(3,288)	(321)
Comprehensive income attributable to Tradeweb Markets Inc.	$58,198	$52,328	$197,499	$175,817

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Comprehensive income - Tradeweb Markets Inc.
Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$220,392	$177,938
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to Tradeweb Markets Inc.	(10,885)	(2,435)	(22,893)	(2,121)
Comprehensive income attributable to Tradeweb Markets Inc.	$58,198	$52,328	$197,499	$175,817

Comprehensive income - Non-controlling interests
Net income attributable to non-controlling interests	$12,483	$10,542	$40,219	$35,165
Other comprehensive income (loss):
Foreign currency translation adjustments attributable to non-controlling interests	(1,521)	(367)	(3,288)	(321)
Comprehensive income attributable to non-controlling interests	$10,962	$10,175	$36,931	$34,844
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	106,286,821	$1	96,933,192	$1	1,654,825	$—	28,873,139	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Activities related to exchanges of LLC Interests	552,606	—	—	—	—	—	(552,606)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to the Share Repurchase Program	(559,428)	—	—	—	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	6,351	—	—	—	6,351
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	6,102	—	—	—	6,102
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,229	—	—	—	1,229
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	107,348,079	$1	96,933,192	$1	1,654,825	$—	28,320,533	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
Activities related to exchanges of LLC Interests	3,700	—	—	—	—	—	(3,700)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	367,374	—	—	—	—	—	—	—	6,924	—	—	—	6,924
Share repurchases pursuant to the Share Repurchase Program	(103,458)	—	—	—	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	7,449	—	—	—	7,449
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	—	—	1,300	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,568)	(2,568)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,360)	—	(16,360)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	11,140	—	—	—	11,140
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	9,459	—	—	—	9,459
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	288	—	—	—	288
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(2,218)	—	—	—	(2,218)
Net income	—	—	—	—	—	—	—	—	—	—	68,344	13,256	81,600
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(8,440)	—	(1,237)	(9,677)
Balance at June 30, 2022	107,615,695	$1	96,933,192	$1	1,654,825	$—	28,316,833	$—	$4,420,405	$(10,404)	$304,899	$655,866	$5,370,768
Activities related to exchanges of LLC Interests	3,623,777	—	—	—	1,596,352	—	(5,220,129)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	134,896	—	—	—	—	—	—	—	2,059	—	—	—	2,059
Share repurchases pursuant to the Share Repurchase Program	(129,809)	—	—	—	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	27,740	—	—	—	27,740
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	79,606	(312)	—	(79,294)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,857)	(2,857)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,653)	—	(16,653)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,061	—	—	—	7,061
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	7,270	—	—	—	7,270
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	291	—	—	—	291
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(2,272)	—	—	—	(2,272)
Net income	—	—	—	—	—	—	—	—	—	—	69,083	12,483	81,566
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(10,885)	—	(1,521)	(12,406)
Balance at September 30, 2022	111,244,559	$1	96,933,192	$1	3,251,177	$—	23,096,704	$—	$4,542,160	$(21,601)	$348,329	$584,677	$5,453,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,479,269	—	—	—	(1,484,996)	—	(1,994,273)	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	71,594	—	—	—	71,594
Issuance of common stock from equity incentive plans	3,088,545	—	—	—	—	—	—	—	46,397	—	—	—	46,397
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	80,665	85	—	(80,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,504)	(2,504)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,030)	—	(16,030)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	5,997	—	—	—	5,997
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	2,523	—	—	—	2,523
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,240	—	—	—	2,240
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(45,464)	—	—	—	(45,464)
Net income	—	—	—	—	—	—	—	—	—	—	67,859	13,706	81,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(297)	—	(46)	(343)
Balance at March 31, 2021	104,643,279	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,307,046	$4,102	$207,870	$646,118	$5,165,138
Issuance of common stock from equity incentive plans	1,127,573	—	—	—	—	—	—	—	21,139	—	—	—	21,139
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	10,465	—	—	—	10,465
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	4,797	1	—	(4,798)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(1,969)	(1,969)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,142)	—	(16,142)
Share repurchases pursuant to the Share Repurchase Program	(617,644)	—	—	—	—	—	—	—	—	—	(51,676)	—	(51,676)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	7,826	—	—	—	7,826
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	3,815	—	—	—	3,815
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	766	—	—	—	766
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(7,970)	—	—	—	(7,970)
Net income	—	—	—	—	—	—	—	—	—	—	55,316	10,917	66,233
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	611	—	92	703
Balance at June 30, 2021	105,153,208	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,347,884	$4,714	$195,368	$650,360	$5,198,328
Issuance of common stock from equity incentive plans	248,026	—	—	—	—	—	—	—	4,441	—	—	—	4,441
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	1,481	—	—	—	1,481
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	(16)	—	—	16	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(2,494)	(2,494)
Dividends ($0.08 per share)	—	—	—	—	—	—	—	—	—	—	(16,184)	—	(16,184)
Share repurchases pursuant to the Share Repurchase Program	(140,169)	—	—	—	—	—	—	—	—	—	(12,000)	—	(12,000)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	8,220	—	—	—	8,220
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	4,401	—	—	—	4,401
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	1,155	—	—	—	1,155
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(3,139)	—	—	—	(3,139)
Net income	—	—	—	—	—	—	—	—	—	—	54,763	10,542	65,305
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(2,435)	—	(367)	(2,802)
Other - See Note 9	—	—	—	—	—	—	—	—	1,617	—	—	—	1,617
Balance at September 30, 2021	105,261,065	$1	96,933,192	$1	1,654,825	$—	28,877,108	$—	$4,366,044	$2,279	$221,947	$658,057	$5,248,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$260,611	$213,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	133,998	127,656
Stock-based compensation expense	49,432	36,943
Deferred taxes	49,078	47,080
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(1)	(7)
Deposits with clearing organizations	(5,074)	5,413
Accounts receivable	(29,938)	(25,837)
Receivable from/payable to affiliates, net	(5,167)	(5,335)
Other assets	(4,433)	4,754
Increase (decrease) in operating liabilities:
Accrued compensation	(26,155)	(17,366)
Deferred revenue	3,856	5,996
Accounts payable, accrued expenses and other liabilities	(1,385)	(4,130)
Employee equity compensation payable	—	(1,900)
Net cash provided by operating activities	424,822	386,370
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(208,857)
Purchases of furniture, equipment, software and leasehold improvements	(17,959)	(9,714)
Capitalized software development costs	(27,470)	(25,813)
Net cash used in investing activities	(45,429)	(244,384)
Cash flows from financing activities
Share repurchases pursuant to the Share Repurchase Program	(65,323)	(63,676)
Proceeds from stock-based compensation exercises	9,675	71,977
Dividends	(49,363)	(48,356)
Distributions to non-controlling interests	(7,603)	(6,967)
Payroll taxes paid for stock-based compensation	(100,248)	(56,573)
Payments on tax receivable agreement liability	(8,995)	(6,849)
Net cash used in financing activities	(221,857)	(110,444)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,357)	(917)
Net increase (decrease) in cash, cash equivalents and restricted cash	138,179	30,625
Cash, cash equivalents and restricted cash
Beginning of period	973,048	792,280
End of period	$1,111,227	$822,905

Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$10,992	$1,104
Non-cash investing and financing activities
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$702	$—
Other - See Note 9	$—	$1,617
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$35,894	$27,666
Deferred tax asset	$109,759	$111,206

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2022	2021
Cash and cash equivalents	$1,110,227	$972,048
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,111,227	$973,048
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements.  As of September 30, 2022, Tradeweb Markets Inc. owns 88.8% of TWM LLC and the non-controlling interest holders own the remaining 11.2% of TWM LLC.  As of December 31, 2021, Tradeweb Markets Inc. owned 86.9% of TWM LLC and the non-controlling interest holders owned the remaining 13.1% of TWM LLC.
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
•Tradeweb Execution Services Limited (“TESL”), an Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
•Tradeweb Commercial Information Consulting (Shanghai) Co., Ltd. a wholly-owned foreign enterprise (WOFE) for the purpose of providing consulting and marketing activities in China. The offshore electronic trading platform is recognized by the People’s Bank of China for the provision of Bond Connect and CIBM Direct.
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
In connection with the Reorganization Transactions, TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) was amended and restated to, among other things, (i) provide for a new single class of common membership interests in TWM LLC (the “LLC Interests”), (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests and (iii) appoint the Corporation as the sole manager of TWM LLC. LLC Interests, other than those held by the Corporation, are redeemable or exchangeable in accordance with the TWM LLC Agreement for shares of Class A common stock, par value $0.00001 per share, of the Corporation (the “Class A common stock”) or Class B common stock, par value $0.00001 per share, of the Corporation (the “Class B common stock”), as the case may be, on a one-for-one basis.
As used herein, references to “Continuing LLC Owners” refer collectively to (i) those owners of TWM LLC prior to the Reorganization Transactions (the “Original LLC Owners”), including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”), and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions and that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, (ii) any subsequent transferee of any Original LLC Owner that has executed a joinder agreement to the TWM LLC Agreement and (iii) solely with respect to the Tax Receivable Agreement (as defined in Note 6 – Tax Receivable Agreement), (x) those Original LLC Owners, including certain of the Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO and (y) any party that has executed a joinder agreement to the Tax Receivable Agreement in accordance with the Tax Receivable Agreement.
As of September 30, 2022:
•The public investors collectively owned 111,244,559 shares of Class A common stock, representing 8.5% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 47.4% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 91.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.1% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 3,251,177 shares of Class C common stock and 108,375 shares of Class D common stock, representing 0.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned 1.4% of the economic interest in TWM LLC.

In addition, for the three and nine months ended September 30, 2022, the Company’s basic and diluted earnings per share calculation is impacted by 246,238 and 121,115, respectively, of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method, and for the three and nine months ended September 30, 2022 the Company’s diluted earnings per share calculation also includes 2,608,307 and 2,980,776, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and the difference may be material to the condensed consolidated financial statements.
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
Transaction costs incurred to effect a business combination are expensed as incurred and are included as a component of professional fees in the condensed consolidated statements of income. During the three and nine months ended September 30, 2021, the Company incurred a total of $0.1 million and $4.8 million, respectively, in transaction costs related to the NFI Acquisition. No material transaction costs were incurred during the three and nine months ended September 30, 2022.

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
Additions to the allowance for credit losses are charged to credit loss expense, which is included in general and administrative expenses in the condensed consolidated statements of income. Aged balances that are determined to be uncollectible are written off against the allowance for credit losses. See Note 11 – Credit Risk for additional information.
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
As of September 30, 2022 and December 31, 2021, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $67.4 million and $56.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.0 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, and $14.6 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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
As of September 30, 2022 and December 31, 2021, accumulated amortization related to software development costs totaled $153.5 million and $114.5 million, respectively. Amortization expense for software development costs was $13.0 million and $12.4 million for the three months ended September 30, 2022 and 2021, respectively, and $39.0 million and $34.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, accumulated amortization related to intangible assets totaled $407.4 million and $327.0 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million and $26.8 million for the three months ended September 30, 2022 and 2021, respectively, and $80.4 million and $76.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Leases
At lease commencement, a right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of 12 months based on the initial present value of the fixed lease payments over the lease term. The lease right-of-use asset also reflects the present value of any initial direct costs, prepaid lease payments and lease incentives. The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the Company’s incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The Company has elected not to separate non-lease components from lease components for all leases. Significant assumptions and judgments in calculating the lease right-of-use assets and lease liabilities include the determination of the applicable borrowing rate for each lease. Operating lease expense is recognized on a straight-line basis over the lease term and included as a component of occupancy expense in the consolidated statements of income.
Deferred IPO and Follow-On Offering Costs
Deferred IPO and follow-on offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. As of both September 30, 2022 and December 31, 2021, $15.9 million of deferred costs related to the IPO and $5.2 million of deferred costs related to follow-on offerings were included as a component of the additional paid-in capital balance in the condensed consolidated statements of financial condition. No offering costs were incurred during each of the three and nine months ended September 30, 2022 and 2021.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 4 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.6 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts totaled $6.8 million and $1.3 million during the three months ended September 30, 2022 and 2021, respectively, and $12.9 million and $6.2 million during the nine months ended September 30, 2022 and 2021, respectively. See Note 10 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.

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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company is currently evaluating the impacts, if any, of the provisions of the IRA to the Company’s financial position, results of operations and cash flows.
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

Earnings Per Share
Basic and diluted earnings per share are computed in accordance with the two-class method as unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired executives are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. Basic earnings per share is computed by dividing the net income attributable to the Company’s outstanding shares of Class A and Class B common stock by the weighted-average number of the Company’s shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A or Class B common stock.
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

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of September 30, 2022, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both September 30, 2022 and December 31, 2021, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Revenue
Revenue Recognition
The Company enters into contracts with its clients to provide a stand-ready connection to its electronic marketplaces, which facilitates the execution of trades by its clients. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing of trades thereon. The stand-ready connection to the electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from the Company’s performance as access is provided (that is, the performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress). For its services, the Company earns subscription fees for granting access to its electronic marketplaces. Subscription fees, which are generally fixed fees, are recognized as revenue on a monthly basis, in the period that access is provided. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms. Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The Company also earns transaction fees and/or commissions from transactions executed on the Company’s electronic marketplaces. The Company earns commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Transaction fees and commissions are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. Fixed monthly transaction fees or commissions, or monthly transaction fees or commission minimums, are earned on a monthly basis in the period the stand-ready trading services are provided and are generally billed monthly. For variable transaction fees or commissions, the Company charges its clients amounts calculated based on the mix of products traded and the volume of transactions executed. Variable transaction fee or commission revenue is recognized and recorded on a trade-date basis when the individual trade occurs and is generally billed when the trade settles or is billed monthly. Variable discounts or rebates on transaction fees or commissions are earned and applied monthly or quarterly, resolved within the same reporting period and recorded as a reduction to revenue in the period the relevant trades occur.
The Company earns fees from Refinitiv relating to the sale of market data to Refinitiv, which redistributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as Refinitiv receives and consumes the benefit evenly over the contract period as the data is provided. Also included in these fees are fees for historical data sets which are recognized when the historical data set is provided to Refinitiv. Significant judgments used in accounting for this contract include the following determinations:
•The provision of real-time market data feeds and annual historical data sets are distinct performance obligations.
•The performance obligations under this contract are recognized over time from the initial delivery of the data feeds or each historical data set until the end of the contract term.

•The transaction price for the performance obligations is determined by using a market assessment analysis. Inputs in this analysis include a consultant study which determined the overall value of the Company’s market data and pricing information for historical data sets provided by other companies.
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$192,191	$35,824	$167,437	$38,879
Subscription fees	470	40,872	445	40,945
Refinitiv market data fees	—	15,370	—	15,002
Other	212	2,176	181	2,436
Total revenue	$192,873	$94,242	$168,063	$97,262

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$607,126	$110,363	$513,759	$115,754
Subscription fees	1,430	122,907	1,367	115,774
Refinitiv market data fees	—	46,354	—	45,045
Other	677	6,882	611	7,254
Total revenue	$609,233	$286,506	$515,737	$283,827
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2021	$24,930
New billings	91,062
Revenue recognized	(87,234)
Effect of foreign currency exchange rate changes	(190)
Deferred revenue balance - September 30, 2022	$28,568
During the nine months ended September 30, 2022, the Company recognized $23.1 million in total revenue that was deferred as of December 31, 2021. During the nine months ended September 30, 2021, the Company recognized $22.7 million in total revenue that was deferred as of December 31, 2020.

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
The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was approximately 23.2% and 23.3%, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes and the return-to-provision adjustments, partially offset by non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans.
The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was approximately 19.7% and 20.0%, respectively. The effective tax rate for the nine months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
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
In connection with the completion of the Reorganization Transactions, the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 through 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 through 2011. As of both September 30, 2022 and December 31, 2021, the tax liability related to the Refinitiv Contribution was $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statement of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both September 30, 2022 and December 31, 2021, $2.7 million is included in other assets on the condensed consolidated statements of financial condition related to this related party indemnification.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statement of income in the period in which the change occurs. As of September 30, 2022 and December 31, 2021, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $439.3 million and $412.4 million, respectively. During each of the three and nine months ended September 30, 2022 and 2021, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2022		September 30, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	208,177,751	88.8%	202,194,257	86.9%
Number of LLC Interests held by non-controlling interests	26,347,881	11.2%	30,531,933	13.1%
Total LLC Interests outstanding	234,525,632	100.0%	232,726,190	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$220,392	$177,938
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	79,606	(16)	108,311	85,446
Net transfers (to) from non-controlling interests	79,606	(16)	108,311	85,446
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$148,689	$54,747	$328,703	$263,384

8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and there have been no changes to those rights and privileges during the nine months ended September 30, 2022.
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
As of the beginning of Mr. Olesky’s six month notice period under the Company’s 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that were accelerated and amortized into expense over a revised estimated service period that ended on August 11, 2022, the date that such six month notice period ended. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”). Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 PRSUs and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. During the three and nine months ended September 30, 2022, the Company incurred a total of $2.0 million and $9.4 million, respectively, in CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes.
During the three months ended September 30, 2022, the Company granted 2,836 RSUs at a weighted-average grant-date fair value of $70.52. No PRSUs were granted during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company granted 399,390 RSUs and 249,292 PRSUs at a weighted-average grant-date fair value of $83.71 and $83.74, respectively. RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount.
A summary of the Company’s total stock-based compensation expense, including expense associated with the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Total stock-based compensation expense	$14,757	$13,776	$49,432	$36,943

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
The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the three months ended September 30, 2022 and 2021, the Company acquired a total of 129,809 and 140,169 shares of Class A common stock, at an average price of $69.33 and $85.61, for purchases totaling $9.0 million and $12.0 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company acquired a total of 792,695 and 757,813 shares of Class A common stock, at an average price of $82.41 and $84.03, for purchases totaling $65.3 million and $63.7 million, respectively. Each share of Class A common stock repurchased pursuant to the Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Company in order to maintain the one-to-one ratio between outstanding shares of the Company’s common stock and LLC Interests owned by the Company. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of September 30, 2022, a total of $9.0 million remained available for repurchase pursuant to the Share Repurchase Program.
Other Share Repurchases
During the three months ended September 30, 2022 and 2021, the Company withheld 33,348 and 36,888 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $68.13 and $85.10, respectively, and an aggregate value of $2.3 million and $3.1 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2022 and 2021, the Company withheld 1,048,837 and 831,738 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $95.59 and $68.02, respectively, and an aggregate value of $100.3 million and $56.6 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of September 30, 2022 and December 31, 2021, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accounts receivable	$103	$277
Receivable from affiliates	8,893	3,313
Other assets	3,082	3,530
Accounts payable, accrued expenses and other liabilities	6,387	7,767
Deferred revenue	4,799	4,767
Payable to affiliates	4,808	4,860

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue:
Subscription fees	$282	$223	$799	$998
Refinitiv market data fees (1)	15,370	15,002	46,354	45,045
Other fees	110	120	353	403
Expenses: (2)
Employee compensation and benefits	—	293	613	293
Technology and communications	1,231	1,027	3,546	2,507
General and administrative	47	224	244	228
Professional fees	1	15	46	15
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
During the three and nine months ended September 30, 2021, $1.6 million of previously accrued expenses payable to affiliates of Refinitiv were waived and the liabilities were reversed through an increase to additional paid-in capital.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the IPO, the October 2019 follow-on offering and the April 2020 follow-on offering for fees of $1.0 million, $0.5 million, and $0.5 million, respectively, which fees, with respect to the October 2019 follow-on offering and the April 2020 follow-on offering, were reimbursed by the underwriters. As of both September 30, 2022 and December 31, 2021, $2.0 million related to these offering costs is included as a component of the additional paid-in capital balance on the condensed consolidated statements of financial condition.
10.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of September 30, 2022
Assets
Cash equivalents – Money market funds	$856,757	$—	$—	$856,757
Receivable from affiliates – Foreign currency forward contracts	—	9,209	—	9,209
Total assets measured at fair value	$856,757	$9,209	$—	$865,966

As of December 31, 2021
Assets
Cash equivalents – Money market funds	$654,553	$—	$—	$654,553
Receivable from affiliates – Foreign currency forward contracts	—	3,019	—	3,019
Total assets measured at fair value	$654,553	$3,019	$—	$657,572

The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. There were no financial instruments measured at fair value in a liability position as of September 30, 2022 and December 31, 2021.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. As of September 30, 2022 and December 31, 2021, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding receivables on such contracts were included in receivable from affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2022	2021

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$151,341	$146,202
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
The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$6,767	$1,262	$12,937	$6,223

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2022	(in thousands)
Assets
Cash and restricted cash	$254,470	$254,470	$—	$—	$254,470
Receivable from brokers and dealers and clearing organizations	856	—	856	—	856
Deposits with clearing organizations	25,214	25,214	—	—	25,214
Accounts receivable	150,201	—	150,201	—	150,201
Other assets – Memberships in clearing organizations	2,410	—	—	2,410	2,410
Total	$433,151	$279,684	$151,057	$2,410	$433,151

Liabilities
Payable to brokers and dealers and clearing organizations	$855	$—	$855	$—	$855
Total	$855	$—	$855	$—	$855

As of December 31, 2021
Assets
Cash and restricted cash	$318,495	$318,495	$—	$—	$318,495
Receivable from brokers and dealers and clearing organizations	—	—	—	—	—
Deposits with clearing organizations	20,523	20,523	—	—	20,523
Accounts receivable	129,937	—	129,937	—	129,937
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$471,347	$339,018	$129,937	$2,392	$471,347

Liabilities
Payable to brokers and dealers and clearing organizations	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $21.0 million and $21.1 million as of September 30, 2022 and December 31, 2021, respectively. There were no impairments or adjustments to the carrying value of equity investments without readily determinable fair values during each of the three and nine months ended September 30, 2022 and 2021 and no adjustments to the original cost basis recorded to the consolidated statements of operations have been made to the carrying value over the life of the instruments.

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
As of September 30, 2022 and December 31, 2021, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million and $0.3 million, respectively. Credit loss expense was $60,000 and $110,000 for the three months ended September 30, 2022 and 2021, respectively, and $34,000 and $4,000, for the nine months ended September 30, 2022 and 2021 respectively.
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

The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company plans to file its brief in response during the fourth quarter of 2022. The Company intends to vigorously defend the District Court’s decision on appeal and assert its meritorious defenses to the allegations.
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
As of September 30, 2022 and December 31, 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of September 30, 2022:

Amount
(in thousands)
Remainder of 2022	$2,859
2023	11,361
2024	7,641
2025	3,199
2026	2,544
Thereafter	2,544
Total future lease payments	30,148
Less imputed interest	(1,480)
Lease liability	$28,668

13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per outstanding share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$220,392	$177,938
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(82)	—	(111)	—
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$69,001	$54,763	$220,281	$177,938

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	205,721,162	202,238,122	204,767,261	201,029,196
Dilutive effect of PRSUs	746,043	2,146,473	796,090	2,000,005
Dilutive effect of options	1,661,705	3,516,893	1,940,970	3,609,906
Dilutive effect of RSUs	200,559	295,951	243,716	269,223
Weighted average shares of Class A and Class B common stock outstanding - Diluted	208,329,469	208,197,439	207,748,037	206,908,330

Earnings per share - Basic	$0.34	$0.27	$1.08	$0.89
Earnings per share - Diluted	$0.33	$0.26	$1.06	$0.86
(1)During the three and nine months ended September 30, 2022, there was a total of 246,238 and 121,115, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method. There were none during the three and nine months ended September 30, 2021.
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
The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Anti-dilutive Shares:
PRSUs	324,467	—	—	—
Options	—	—	—	—
RSUs	321,920	465	38,761	456
LLC Interests	28,750,603	30,531,933	29,667,383	30,756,925
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
At September 30, 2022 and December 31, 2021, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL, EA and TESBV are as follows:

As of September 30, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA	TESBV

	(in thousands)
Regulatory Capital	$43,177	$63,928	$40,783	$76,158	$7,144	$8,016	$1,456	$153,970	$1,654
Regulatory Capital Requirement	2,803	2,998	648	28,804	1,082	2,033	1,031	119	730
Excess Regulatory Capital	$40,374	$60,930	$40,135	$47,354	$6,062	$5,983	$425	$153,851	$924

As of December 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA

	(in thousands)
Regulatory Capital	$33,566	$61,379	$22,784	$84,636	$7,932	$7,626	$1,760	$212,572
Regulatory Capital Requirement	3,424	2,931	652	36,136	1,184	3,272	1,272	78
Excess Regulatory Capital	$30,142	$58,448	$22,132	$48,500	$6,748	$4,354	$488	$212,494
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022		As of December 31, 2021
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$35,600	$16,158	$30,063	$15,999
Required Financial Resources	11,000	7,250	11,000	6,770
Excess Financial Resources	$24,600	$8,908	$19,063	$9,229

Liquid Financial Assets	$16,150	$9,735	$15,283	$10,014
Required Liquid Financial Assets	2,750	1,813	2,750	1,693
Excess Liquid Financial Assets	$13,400	$7,922	$12,533	$8,321

15.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services.  The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Institutional	$172,814	$163,587	$551,322	$499,794
Wholesale	64,584	64,838	205,532	185,917
Retail	28,495	16,385	75,267	53,359
Market Data	21,222	20,515	63,618	60,494
Total revenue	287,115	265,325	895,739	799,564
Operating expenses	184,305	179,797	574,720	531,917
Operating income	$102,810	$85,528	$321,019	$267,647
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
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
U.S.	$185,097	$166,268	$565,540	$497,609
International	102,018	99,057	330,199	301,955
Total revenue	$287,115	$265,325	$895,739	$799,564
The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2022	2021

	(in thousands)
Long-lived assets
U.S.	$4,070,913	$4,152,186
International	12,686	15,848
Total	$4,083,599	$4,168,034

16.    Subsequent Events
On October 27, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2022. This dividend will be payable on December 15, 2022 to stockholders of record as of December 1, 2022.
On October 27, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $29.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2022, payable on December 13, 2022.

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
As of the beginning of Mr. Olesky’s six month notice period under our 2019 Omnibus Equity Incentive Plan, there was approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that were accelerated and amortized into expense over a revised estimated service period that ended on August 11, 2022, the date that such six month notice period ended. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $8.6 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”) that is excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income as it is recorded as expense. Total amortization amounts disclosed are based on a 100% multiplier achieved for the 2022 performance-based restricted stock units and are subject to adjustment, up or down, in an amount up to $2.1 million, based on the final performance multiplier achieved for the year ending December 31, 2022. See “—Non-GAAP Financial Measures” below for further details. During the three and nine months ended September 30, 2022, we incurred a total of $2.0 million and $9.4 million, respectively, in CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes.
President Transition
On July 13, 2022, we announced that the board of directors appointed Mr. Thomas Pluta as our next President effective as of January 1, 2023. Mr. Pluta will succeed Mr. Hult in this role, when, as previously announced and discussed above, Mr. Hult assumes the position of CEO of the Company on January 1, 2023. Mr. Pluta joined the Company as President-elect on October 3, 2022. Mr. Pluta is currently a member of our board of directors and will remain on the board in his new role.
COVID-19
As the COVID-19 pandemic continued during 2022, we have remained focused on keeping our employees safe, helping our clients stay connected and ensuring our markets operate efficiently through this period of unprecedented market volatility. Many employee roles within Tradeweb have transitioned to a hybrid approach and our creative and flexible return to the office plans aim to keep driving our business forward and allow safe collaboration and positive team dynamics. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
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
We are determined to minimize any future disruptive impact of COVID-19 on our business. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19, including any related variants, may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations.
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

Because the majority of our financial assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and benefits and technology and communication expenses, which may not be readily recoverable in the prices of our services. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this report. To the extent inflation, along with other factors, continue to result in rising interest rates and have other adverse effects on the securities markets and the overall economy, they may adversely affect our financial position and results of operations.
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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance.  The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States and abroad may be subject to future legislative and regulatory changes driven by global and local issues and priorities. The impact of any reform efforts on us and our operations remains uncertain. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
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
Technology and Cybersecurity Environment
Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements through utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on and invest in technology infrastructure initiatives and continually improve and expand our platforms and solutions to further enhance our market position.
We experience cyber-threats and attempted security breaches. If these were successful, these cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments to strengthen our cybersecurity infrastructure, which may result in increased costs.

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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We are currently evaluating the impacts, if any, of the provisions of the IRA to our financial position, results of operations and cash flows. We do not currently anticipate the adoption of the IRA will have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three and nine months ended September 30, 2022 and 2021.

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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and the Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of September 30, 2022, we owned 88.8% of TWM LLC and the Continuing LLC Owners owned the remaining 11.2% of TWM LLC.
Results of Operations
For the Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021
The following table sets forth a summary of our statements of income for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$287,115	$265,325	$21,790	8.2%
Total expenses	184,305	179,797	4,508	2.5%
Operating income	102,810	85,528	17,282	20.2%
Net interest income (expense)	3,413	(361)	3,774	N/M
Income before taxes	106,223	85,167	21,056	24.7%
Provision for income taxes	(24,657)	(19,862)	(4,795)	24.1%
Net income	81,566	65,305	16,261	24.9%
Less: Net income attributable to non-controlling interests	12,483	10,542	1,941	18.4%
Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$14,320	26.1%
N/M = not meaningful

Revenues
Our revenues for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$228,015	79.4%	$206,316	77.8%	$21,699	10.5%
Subscription fees (1)	56,712	19.8	56,392	21.3	320	0.6%
Other	2,388	0.8	2,617	1.0	(229)	(8.8)%
Total revenue	$287,115	100.0%	$265,325	100.0%	$21,790	8.2%

Components of total revenue growth:
Constant currency growth (2)						13.1%
Foreign currency impact						(4.9)%
Total revenue growth						8.2%
(1)Subscription fees for the three months ended September 30, 2022 and 2021 include $15.4 million and $15.0 million, respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for the prior period. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
Our diversified offering across products, client sectors and geographies supported sustained growth amidst a complex macroeconomic backdrop, including evolving central bank policy, sustained elevated volatility, economic concerns and a stronger U.S. dollar. The primary driver of the $21.8 million increase in revenue was related to a $21.7 million increase in transaction fees and commissions to $228.0 million for the three months ended September 30, 2022 from $206.3 million for the three months ended September 30, 2021, primarily due to increased volumes and fees from rates derivatives products, municipals and U.S. exchange traded funds (“ETFs”).
Our total revenue by asset class for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$148,167	$139,418	$8,749	6.3%
Credit	78,101	72,243	5,858	8.1%
Equities	21,277	16,457	4,820	29.3%
Money Markets	12,969	11,221	1,748	15.6%
Market Data	21,222	20,515	707	3.4%
Other	5,379	5,471	(92)	(1.7)%
Total revenue	$287,115	$265,325	$21,790	8.2%

Our variable and fixed revenues by asset class for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$93,673	$54,494	$80,888	$58,530	$12,785	$(4,036)	15.8%	(6.9)%
Credit	71,724	6,377	65,742	6,501	5,982	(124)	9.1%	(1.9)%
Equities	18,969	2,308	14,235	2,222	4,734	86	33.3%	3.9%
Money Markets	8,507	4,462	7,198	4,023	1,309	439	18.2%	10.9%
Market Data	—	21,222	—	20,515	—	707	—	3.4%
Other	—	5,379	—	5,471	—	(92)	—	(1.7)%
Total revenue	$192,873	$94,242	$168,063	$97,262	$24,810	$(3,020)	14.8%	(3.1)%
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2022 and 2021, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2022		2021		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$652,789	$41,931,480	$583,813	$37,603,048	11.8%
Cash Rates	324,153	20,773,078	336,832	21,610,725	(3.8)%
Rates Derivatives	328,636	21,158,402	246,981	15,992,323	33.1%
Swaps / Swaptions Tenor (greater than 1 year)	203,038	13,066,309	154,970	10,039,311	31.0%
Other Rates Derivatives (1)	125,597	8,092,093	92,010	5,953,012	36.5%

Credit	29,295	1,885,842	22,237	1,439,626	31.7%
Cash Credit (2)	6,449	414,990	6,369	411,192	1.3%
Credit Derivatives and U.S. Cash “EP”	22,846	1,470,852	15,867	1,028,434	44.0%

Equities	15,812	1,015,106	14,543	936,751	8.7%
Cash Equities	8,803	565,898	7,551	487,508	16.6%
Equity Derivatives	7,009	449,209	6,992	449,243	0.3%

Money Markets (Cash)	400,726	25,721,492	343,528	22,137,906	16.7%

Total	$1,098,622	$70,553,920	$964,120	$62,117,331	14.0%
Total excluding Other Rates Derivatives (3)	$973,025	$62,461,827	$872,110	$56,164,319	11.6%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2022 and 2021 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) volume discounts, (2) the mix and duration of cash and derivatives products traded, (3) the mix of protocols underpinning cash and derivatives products and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
Rates	$2.23	$2.15	$0.08	3.9%
Cash Rates	$2.23	$1.95	$0.28	14.2%
Rates Derivatives	$2.24	$2.42	$(0.18)	(7.4)%
Swaps / Swaptions Tenor (greater than 1 year)	$3.46	$3.73	$(0.27)	(7.3)%
Other Rates Derivatives (1)	$0.27	$0.20	$0.07	33.8%

Credit	$38.03	$45.67	$(7.64)	(16.7)%
Cash Credit (2)	$150.38	$144.48	$5.90	4.1%
Credit Derivatives and U.S. Cash “EP”	$6.33	$6.16	$0.17	2.8%

Equities	$18.69	$15.20	$3.49	23.0%
Cash Equities	$29.33	$24.37	$4.96	20.3%
Equity Derivatives	$5.28	$5.23	$0.05	0.9%

Money Markets (Cash)	$0.33	$0.33	$—	1.7%

Total Fees per Million	$2.73	$2.70	$0.03	1.1%
Total Fees per Million excluding Other Rates Derivatives (3)	$3.05	$2.97	$0.08	2.8%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $8.7 million or 6.3% to $148.2 million for the three months ended September 30, 2022 compared to $139.4 million for the three months ended September 30, 2021 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products.
Average variable fees per million for rates increased primarily due to a shift for certain dealers away from fixed fees towards a variable pricing structure for European government bonds and growth of retail U.S. government bonds which have a higher variable fee capture compared to overall rates. These increases were partially offset by a decrease in average variable fees per million for rates derivatives driven primarily by shifts in the mix and duration of derivative products traded.
Credit. Revenues from our credit asset class increased by $5.9 million or 8.1% to $78.1 million for the three months ended September 30, 2022 compared to $72.2 million for the three months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for municipals and credit derivatives products.
Average variable fees per million for credit decreased primarily due to relative product mix, with strong volume growth in lower fee per million credit derivatives.
Equities. Revenues from our equities asset class increased by $4.8 million or 29.3% to $21.3 million for the three months ended September 30, 2022 compared to $16.5 million for the three months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. ETFs.

Average variable fees per million for equities increased primarily due to higher growth in U.S. ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $1.7 million or 15.6% to $13.0 million for the three months ended September 30, 2022 compared to $11.2 million for the three months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for certificates of deposit and repurchase agreements.
Average variable fees per million for money markets was relatively flat for the three months ended September 30, 2022.
Market Data. Revenues from our market data asset class increased by $0.7 million or 3.4% to $21.2 million for the three months ended September 30, 2022 compared to $20.5 million for the three months ended September 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Other. Revenues from our other asset class remained relatively flat at $5.4 million for the three months ended September 30, 2022 compared to $5.5 million for the three months ended September 30, 2021.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$172,814	$163,587	$9,227	5.6%
Wholesale	64,584	64,838	(254)	(0.4)%
Retail	28,495	16,385	12,110	73.9%
Market Data	21,222	20,515	707	3.4%
Total revenue	$287,115	$265,325	$21,790	8.2%
Institutional. Revenues from our institutional client sector increased by $9.2 million or 5.6% to $172.8 million for the three months ended September 30, 2022 from $163.6 million for the three months ended September 30, 2021. The increase was derived primarily from increased volumes for rates derivatives products and U.S. ETFs.
Wholesale. Revenues from our wholesale client sector remained relatively flat at $64.6 million for the three months ended September 30, 2022 compared to $64.8 million for the three months ended September 30, 2021.
Retail. Revenues from our retail client sector increased by $12.1 million or 73.9% to $28.5 million for the three months ended September 30, 2022 from $16.4 million for the three months ended September 30, 2021. The increase was derived primarily from increased volumes for municipals and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $0.7 million or 3.4% to $21.2 million for the three months ended September 30, 2022 from $20.5 million for the three months ended September 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$185,097	$166,268	$18,829	11.3%
International	102,018	99,057	2,961	3.0%
Total revenue	$287,115	$265,325	$21,790	8.2%

U.S. Revenues from U.S. clients increased by $18.8 million or 11.3% to $185.1 million for the three months ended September 30, 2022 from $166.3 million for the three months ended September 30, 2021 primarily due to higher revenues for municipals, rates derivatives products and U.S. ETFs.
International. Revenues from International clients increased by $3.0 million or 3.0% to $102.0 million for the three months ended September 30, 2022 from $99.1 million for the three months ended September 30, 2021. Fluctuations in foreign currency rates decreased our total International revenues for the three months ended September 30, 2022 by $12.5 million when comparing to International revenues for the three months ended September 30, 2022 determined using constant currency foreign currency exchange rates. Excluding this foreign currency impact, international revenues increased $15.5 million or 15.6% primarily due to higher revenues for rates derivatives products, European government bonds and credit derivatives products.
Operating Expenses
Our expenses for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$102,720	$98,036	$4,684	4.8%
Depreciation and amortization	44,778	44,823	(45)	(0.1)%
Technology and communications	16,816	14,747	2,069	14.0%
General and administrative	6,892	9,561	(2,669)	(27.9)%
Professional fees	9,400	8,897	503	5.7%
Occupancy	3,699	3,733	(34)	(0.9)%
Total expenses	$184,305	$179,797	$4,508	2.5%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $4.7 million or 4.8% to $102.7 million for the three months ended September 30, 2022 from $98.0 million for the three months ended September 30, 2021. The increase was primarily due to an increase in salaries and benefits as a result of increased employee headcount and a $1.5 million increase in non-cash accelerated stock-based compensation expense and related payroll taxes. See “— Trends and Other Factors Impacting Our Performance — CEO Transition” for further details.
Depreciation and Amortization. Expenses related to depreciation and amortization remained relatively flat at $44.8 million for the three months ended September 30, 2022 and 2021.
Technology and Communications. Expenses related to technology and communications increased by $2.1 million or 14.0% to $16.8 million for the three months ended September 30, 2022 from $14.7 million for the three months ended September 30, 2021. The increase was primarily due to increased data and clearance fees driven primarily by higher trading volumes period over period and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs decreased by $2.7 million or 27.9% to $6.9 million for the three months ended September 30, 2022 from $9.6 million for the three months ended September 30, 2021. The decrease was primarily the result of a $5.4 million increase in foreign exchange gains during the three months ended September 30, 2022. Realized and unrealized foreign currency gains totaled $6.2 million during the three months ended September 30, 2022 as compared to $0.7 million in gains during three months ended September 30, 2021. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program. The foreign exchange gains were partially offset by increased travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021.
Professional Fees. Expenses related to professional fees increased by $0.5 million or 5.7% to $9.4 million for the three months ended September 30, 2022 from $8.9 million for the three months ended September 30, 2021. The increase was primarily due increased legal fees.
Occupancy. Expenses related to occupancy costs remained relatively flat at $3.7 million for the three months ended September 30, 2022 and 2021.

Net Interest Income (Expense)
Net interest income (expense) increased by $3.8 million to net interest income of $3.4 million for the three months ended September 30, 2022 from net interest expense of $0.4 million for the three months ended September 30, 2021 primarily due to an increase in interest income earned relating to an increase in our average invested cash balance and an increase in interest rates period over period.
Income Taxes
Income tax expense increased by $4.8 million to $24.7 million for the three months ended September 30, 2022 from $19.9 million for the three months ended September 30, 2021. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2022 was approximately 23.2%, compared with 23.3% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes and the return-to-provision adjustments, partially offset by non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans.
For the Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$895,739	$799,564	$96,175	12.0%
Total expenses	574,720	531,917	42,803	8.0%
Operating income	321,019	267,647	53,372	19.9%
Net interest income (expense)	3,507	(1,179)	4,686	(397.5)%
Income before taxes	324,526	266,468	58,058	21.8%
Provision for income taxes	(63,915)	(53,365)	(10,550)	19.8%
Net income	260,611	213,103	47,508	22.3%
Less: Net income attributable to non-controlling interests	40,219	35,165	5,054	14.4%
Net income attributable to Tradeweb Markets Inc.	$220,392	$177,938	$42,454	23.9%

Revenues
Our revenues for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$717,489	80.1%	$629,513	78.7%	$87,976	14.0%
Subscription fees (1)	170,691	19.1	162,186	20.3	8,505	5.2%
Other	7,559	0.8	7,865	1.0	(306)	(3.9)%
Total revenue	$895,739	100.0%	$799,564	100.0%	$96,175	12.0%

Components of total revenue growth:
Constant currency growth (2)						15.6%
Foreign currency impact						(3.6)%
Total revenue growth						12.0%
(1)Subscription fees for the nine months ended September 30, 2022 and 2021 include $46.4 million and $45.0 million respectively, of Refinitiv market data fees.
(2)Constant currency growth, which is a non-GAAP financial measure, is defined as total revenue growth excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for the prior period. We use constant currency growth as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency growth provides a useful comparison of our total revenue performance and trends between periods.
The primary driver of the $96.2 million increase in revenue related to a $88.0 million increase in transaction fees and commissions to $717.5 million for the nine months ended September 30, 2022 from $629.5 million for the nine months ended September 30, 2021, primarily due to increased volumes and fees for rates derivatives products, U.S. government bonds, U.S. ETFs, municipals and U.S. corporate bonds.
Our total revenue by asset class for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$460,092	$416,350	$43,742	10.5%
Credit	248,410	218,823	29,587	13.5%
Equities	70,471	52,715	17,756	33.7%
Money Markets	36,659	33,379	3,280	9.8%
Market Data	63,618	60,494	3,124	5.2%
Other	16,489	17,803	(1,314)	(7.4)%
Total revenue	$895,739	$799,564	$96,175	12.0%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$293,396	$166,696	$250,305	$166,045	$43,091	$651	17.2%	0.4%
Credit	228,869	19,541	199,452	19,371	29,417	170	14.7%	0.9%
Equities	63,529	6,942	44,827	7,888	18,702	(946)	41.7%	(12.0)%
Money Markets	23,439	13,220	21,153	12,226	2,286	994	10.8%	8.1%
Market Data	—	63,618	—	60,494	—	3,124	—	5.2%
Other	—	16,489	—	17,803	—	(1,314)	—	(7.4)%
Total revenue	$609,233	$286,506	$515,737	$283,827	$93,496	$2,679	18.1%	0.9%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $43.7 million or 10.5% to $460.1 million for the nine months ended September 30, 2022 compared to $416.4 million for the nine months ended September 30, 2021 primarily due to variable transaction fees and commissions earned on higher trading volumes for rates derivatives products and U.S. government bonds.
Credit. Revenues from our credit asset class increased by $29.6 million or 13.5% to $248.4 million for the nine months ended September 30, 2022 compared to $218.8 million for the nine months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for municipals, U.S. corporate bonds and credit derivatives products.
Equities. Revenues from our equities asset class increased by $17.8 million or 33.7% to $70.5 million for the nine months ended September 30, 2022 compared to $52.7 million for the nine months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Money Markets. Revenues from our money markets asset class increased by $3.3 million or 9.8% to $36.7 million for the nine months ended September 30, 2022 compared to $33.4 million for the nine months ended September 30, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for repurchase agreements and certificates of deposit.
Market Data. Revenues from our market data asset class increased by $3.1 million or 5.2% to $63.6 million for the nine months ended September 30, 2022 compared to $60.5 million for the nine months ended September 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Other. Revenues from our other asset class decreased by $1.3 million or 7.4%, to $16.5 million for the nine months ended September 30, 2022 compared to $17.8 million for the nine months ended September 30, 2021. The decrease was derived primarily from lower fees from software development and implementation revenue on behalf of certain clients and retail client fee minimums.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$551,322	$499,794	$51,528	10.3%
Wholesale	205,532	185,917	19,615	10.6%
Retail	75,267	53,359	21,908	41.1%
Market Data	63,618	60,494	3,124	5.2%
Total revenue	$895,739	$799,564	$96,175	12.0%
Institutional. Revenues from our institutional client sector increased by $51.5 million or 10.3% to $551.3 million for the nine months ended September 30, 2022 from $499.8 million for the nine months ended September 30, 2021. The increase was derived primarily from increased volumes for rates derivatives products, U.S. ETFs and credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $19.6 million or 10.6% to $205.5 million for the nine months ended September 30, 2022 from $185.9 million for the nine months ended September 30, 2021. The increase was derived primarily from increased volumes from U.S. government bonds.
Retail. Revenues from our retail client sector increased by $21.9 million or 41.1% to $75.3 million for the nine months ended September 30, 2022 from $53.4 million for the nine months ended September 30, 2021. The increase was derived primarily from increased volumes from municipals, U.S. corporate bonds and U.S. government bonds.
Market Data. Revenues from our market data client sector increased by $3.1 million or 5.2% to $63.6 million for the nine months ended September 30, 2022 from $60.5 million for the nine months ended September 30, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$565,540	$497,609	$67,931	13.7%
International	330,199	301,955	28,244	9.4%
Total revenue	$895,739	$799,564	$96,175	12.0%
U.S. Revenues from U.S. clients increased by $67.9 million or 13.7% to $565.5 million for the nine months ended September 30, 2022 from $497.6 million for the nine months ended September 30, 2021 primarily due to higher revenues for U.S. government bonds, municipals, U.S. corporate bonds, U.S. ETFs and rates derivatives products.
International. Revenues from International clients increased by $28.2 million or 9.4% to $330.2 million for the nine months ended September 30, 2022 from $302.0 million for the nine months ended September 30, 2021. Fluctuations in foreign currency rates decreased our total International revenues for the nine months ended September 30, 2022 by $25.4 million when comparing to International revenues for the nine months ended September 30, 2022 determined using constant currency foreign currency exchange rates. Excluding this foreign currency impact, international revenues increased by $53.7 million or 17.8% primarily due to higher revenues for rates derivatives products, credit derivatives products, European ETFs and European government bonds.

Operating Expenses
Our expenses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$330,601	$300,107	$30,494	10.2%
Depreciation and amortization	133,998	127,656	6,342	5.0%
Technology and communications	48,626	42,248	6,378	15.1%
General and administrative	24,806	21,809	2,997	13.7%
Professional fees	25,832	28,993	(3,161)	(10.9)%
Occupancy	10,857	11,104	(247)	(2.2)%
Total expenses	$574,720	$531,917	$42,803	8.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $30.5 million or 10.2% to $330.6 million for the nine months ended September 30, 2022 from $300.1 million for the nine months ended September 30, 2021. The increase was primarily due to increases in incentive compensation expense tied to our operating performance and an increase in salaries and benefits as a result of increased employee headcount. During the nine months ended September 30, 2022, we also incurred a total of $9.4 million in stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition” for further details. During the nine months ended September 30, 2021, we incurred a total of $0.5 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $6.3 million or 5.0% to $134.0 million for the nine months ended September 30, 2022 from $127.7 million for the nine months ended September 30, 2021. The increase in depreciation and amortization expense was primarily the result of assets acquired in connection with the NFI Acquisition. Also contributing to the increase were longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $6.4 million or 15.1% to $48.6 million for the nine months ended September 30, 2022 from $42.2 million for the nine months ended September 30, 2021. The increase was primarily due to increased data and clearance fees driven primarily by higher trading volumes period over period and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs increased by $3.0 million or 13.7% to $24.8 million for the nine months ended September 30, 2022 from $21.8 million for the nine months ended September 30, 2021. The increase was primarily due to higher travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021. This increase was partially offset by a $6.9 million increase in foreign exchange gains during the nine months ended September 30, 2022. Realized and unrealized foreign currency gains totaled $10.7 million during the nine months ended September 30, 2022 as compared to $3.7 million in gains during the nine months ended September 30, 2021. The change was primarily driven by an increase in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees decreased by $3.2 million or 10.9% to $25.8 million for the nine months ended September 30, 2022 from $29.0 million for the nine months ended September 30, 2021. The decrease was primarily due to acquisition transaction costs related to the NFI Acquisition incurred during the nine months ended September 30, 2021, partially offset by increased legal fees during 2022.
Occupancy. Expenses related to occupancy costs remained relatively flat at $10.9 million for the nine months ended September 30, 2022 as compared to $11.1 million for the nine months ended September 30, 2021.

Net Interest Income (Expense)
Net interest income (expense) increased by $4.7 million to net interest income of $3.5 million for the nine months ended September 30, 2022 from net interest expense of $1.2 million for the nine months ended September 30, 2021 primarily due to an increase in interest income earned relating to an increase in our average invested cash balance and an increase in interest rates period over period.
Income Taxes
Income tax expense increased by $10.6 million to $63.9 million for the nine months ended September 30, 2022 from $53.4 million for the nine months ended September 30, 2021. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2022 was approximately 19.7%, compared with 20.0% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and nine months ended September 30, 2022 and 2021. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of approximately $1.1 billion and $972.0 million, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.

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
Cash Dividends
On October 27, 2022, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.08 per share of Class A common stock and Class B common stock for the fourth quarter of 2022. This dividend will be payable on December 15, 2022 to stockholders of record as of December 1, 2022.
In March, June and September 2022, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $49.4 million during the nine months ended September 30, 2022.
Cash Distributions
On October 27, 2022, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $29.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2022, payable on December 13, 2022.
In March, June and September 2022, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $59.1 million during the nine months ended September 30, 2022, including distributions to Tradeweb Markets Inc. of $51.5 million and distributions to non-controlling interests of $7.6 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a new share repurchase program (the “Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The Share Repurchase Program authorizes the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The Share Repurchase Program will be effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases will be subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. The Company began purchasing shares pursuant to the Share Repurchase Program during the second quarter of 2021. During the nine months ended September 30, 2022, the Company acquired a total of 792,695 shares of Class A common stock, at an average price of $82.41, for purchases totaling $65.3 million.

Other Share Repurchases
In addition to the Share Repurchase Program discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units.
During the nine months ended September 30, 2022, the Company withheld 1,048,837 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $95.59 and an aggregate value of $100.3 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of September 30, 2022, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $439.3 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of September 30, 2022, we expect to make tax receivable agreement liability payments of approximately $7.0 million within the next 12 months and approximately $432.4 million thereafter.
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
Indebtedness
As of September 30, 2022 and December 31, 2021, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019. The Revolving Credit Facility provides $500.0 million of borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. The Revolving Credit Facility will mature on April 8, 2024.
The credit agreement that governs the Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of TWM LLC and the ability of its restricted subsidiaries to incur additional indebtedness, pay dividends or distributions, make investments and enter into certain other transactions. As of September 30, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2021 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to our Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. In March 2022, the lease for our New York headquarters was extended for an amended term through December 2023, as we continue to evaluate our office space needs for the future. As of September 30, 2022, our operating lease liabilities totaled $28.7 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling approximately $11.3 million and $18.8 million, respectively.

Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2022 and December 31, 2021, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $58.5 million and $66.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The FICC and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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

Our working capital as of September 30, 2022 and December 31, 2021 was as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$1,110,227	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	856	—
Deposits with clearing organizations	25,214	20,523
Accounts receivable	150,201	129,937
Receivable from affiliates	8,893	3,313
Total current assets	1,296,391	1,126,821
Payable to brokers and dealers and clearing organizations	855	—
Accrued compensation	123,531	154,824
Deferred revenue	28,568	24,930
Payable to affiliates	4,808	4,860
Current portion of:
Accounts payable, accrued expenses and other liabilities	36,812	38,214
Lease liabilities	10,644	7,534
Tax receivable agreement liability	6,991	9,078
Total current liabilities	212,209	239,440
Total working capital	$1,084,182	$887,381
Current Assets
Current assets increased to $1.3 billion as of September 30, 2022 from $1.1 billion as of December 31, 2021 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below) and accounts receivable as a result of increased revenues.
Current Liabilities
Current liabilities decreased to $212.2 million as of September 30, 2022 from $239.4 million as of December 31, 2021 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the nine months ended September 30, 2022.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$424,822	$386,370
Net cash used in investing activities	(45,429)	(244,384)
Net cash used in financing activities	(221,857)	(110,444)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,357)	(917)
Net increase (decrease) in cash, cash equivalents and restricted cash	$138,179	$30,625

Operating Activities
Operating activities consist primarily of net income adjusted for noncash items that primarily include depreciation and amortization, stock-based compensation expense and deferred tax expense. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.
Net cash provided by operating activities for the nine months ended September 30, 2022 was $424.8 million, an increase of $38.5 million over the nine months ended September 30, 2021, primarily driven by an increase in net income during 2022, partially offset by changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $45.4 million for the nine months ended September 30, 2022, which consisted of $27.5 million of capitalized software development costs and $18.0 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $244.4 million for the nine months ended September 30, 2021, which consisted of $208.9 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $25.8 million of capitalized software development costs and $9.7 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $221.9 million, and was primarily driven by $90.6 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $65.3 million in share repurchases pursuant to the Share Repurchase Program and $49.4 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the nine months ended September 30, 2021 was $110.4 million, and was primarily driven by $63.7 million in share repurchases pursuant to the Share Repurchase Program and $48.4 million in cash dividends to our Class A and Class B common stockholders, partially offset by $15.4 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
Cash flow from operating activities	$424,822	$386,370
Less: Capitalization of software development costs	(27,470)	(25,813)
Less: Purchases of furniture, equipment and leasehold improvements	(17,959)	(9,714)
Free Cash Flow	$379,393	$350,843
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retiring CEO, the CEO Retirement Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CEO Transition,” and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO was fully amortized on January 4, 2022. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude the transaction and other costs related to the NFI Acquisition as costs related to the acquisition are not indicative of our core operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

The table set forth below presents a reconciliation of net income to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net income	$81,566	$65,305	$260,611	$213,103
Acquisition transaction costs (1)	43	459	40	5,186
Net interest (income) expense	(3,413)	361	(3,507)	1,179
Depreciation and amortization	44,778	44,823	133,998	127,656
Stock-based compensation expense (2)	2,675	1,995	13,839	11,181
Provision for income taxes	24,657	19,862	63,915	53,365
Foreign exchange (gains) / losses (3)	(3,972)	141	(6,306)	(4,742)
Tax receivable agreement liability adjustment (4)	—	—	—	—
Adjusted EBITDA	$146,334	$132,946	$462,590	$406,928
Less: Depreciation and amortization	(44,778)	(44,823)	(133,998)	(127,656)
Add: D&A related to acquisitions and the Refinitiv Transaction(5)	31,558	32,956	95,088	92,799
Adjusted EBIT	$133,114	$121,079	$423,680	$372,071
Adjusted EBITDA margin	51.0%	50.1%	51.6%	50.9%
Adjusted EBIT margin	46.4%	45.6%	47.3%	46.5%
(1)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction or subsequent planned merger of Execution Access, LLC with Dealerweb Inc.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $0.7 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $10.7 million during the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022, this adjustment also includes $2.0 million and $9.4 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our retiring CEO. During the three and nine months ended September 30, 2021, this adjustment also includes $0.5 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Basis Point Change	Constant Currency Basis Point Change (1)	2022	2021	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	51.0%	50.1%	+86 bps	+130 bps	51.6%	50.9%	+75 bps	+94 bps
Adjusted EBIT margin	46.4%	45.6%	+73 bps	+130 bps	47.3%	46.5%	+77 bps	+105 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands except per share amounts)
Earnings per diluted share	$0.33	$0.26	$1.06	$0.86

Net income attributable to Tradeweb Markets Inc.	$69,083	$54,763	$220,392	$177,938
Net income attributable to non-controlling interests (1)	12,483	10,542	40,219	35,165
Net income	81,566	65,305	260,611	213,103
Provision for income taxes	24,657	19,862	63,915	53,365
Acquisition transaction costs (2)	43	459	40	5,186
D&A related to acquisitions and the Refinitiv Transaction (3)	31,558	32,956	95,088	92,799
Stock-based compensation expense (4)	2,675	1,995	13,839	11,181
Foreign exchange (gains) / losses (5)	(3,972)	141	(6,306)	(4,742)
Tax receivable agreement liability adjustment (6)	—	—	—	—
Adjusted Net Income before income taxes	136,527	120,718	427,187	370,892
Adjusted income taxes (7)	(30,036)	(26,558)	(93,982)	(81,596)
Adjusted Net Income	$106,491	$94,160	$333,205	$289,296
Adjusted Diluted EPS (8)	$0.45	$0.39	$1.40	$1.22
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(2)Represents transaction and other costs related to the NFI Acquisition, which closed in June 2021. Acquisition-related costs primarily include legal, consulting and advisory fees and severance costs incurred that relate to the acquisition transaction or subsequent planned merger of Execution Access, LLC with Dealerweb Inc.
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $0.7 million and $1.5 million during the three months ended September 30, 2022 and 2021, respectively, and $4.5 million and $10.7 million during the nine months ended September 30, 2022 and 2021, respectively. During the three and nine months ended September 30, 2022, this adjustment also includes $2.0 million and $9.4 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our retiring CEO. During the three and nine months ended September 30, 2021, this adjustment also includes $0.5 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 22% applied to Adjusted Net Income before income taxes for each of the three and nine months ended September 30, 2022 and 2021.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2022 and 2021:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Diluted weighted average shares of Class A and Class B common stock outstanding	208,329,469	208,197,439	207,748,037	206,908,330
Weighted average of other participating securities (1)	246,238	—	121,115	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	28,750,603	30,531,933	29,667,383	30,756,925
Adjusted diluted weighted average shares outstanding	237,326,310	238,729,372	237,536,535	237,665,255
Adjusted Net Income (in thousands)	$106,491	$94,160	$333,205	$289,296
Adjusted Diluted EPS	$0.45	$0.39	$1.40	$1.22
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
•The transaction price for the performance obligations is determined by using a market assessment analysis. Inputs in this analysis include a consultant study which determined the overall value of our market data and pricing information for historical data sets provided by other companies.
During each of the three and nine months ended September 30, 2022 and 2021, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both September 30, 2022 and December 31, 2021, the valuation allowance was $0.7 million. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Tax Receivable Agreement
Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offering or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement. Substantially all payments due under the Tax Receivable Agreement are payable over the 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. The timing of the payments over the 15 year period is dependent upon our annual taxable income over the same period. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. This requires significant judgment relating to projecting future earnings, the geographic mix of those earnings and the timing of deferred taxes becoming current.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
% of revenue denominated in foreign currencies (1)	27%	29%	29%	29%
% of operating expenses denominated in foreign currencies (2)	14%	14%	14%	15%
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Euros	$1.01	$1.18	$1.07	$1.20
British pound sterling	$1.18	$1.38	$1.26	$1.38
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Increase (decrease) in revenue	$(12,800)	$2,900	$(26,000)	$10,800
Increase (decrease) in operating income	$(8,600)	$1,300	$(19,100)	$5,600
In addition to the above, realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $0.6 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, and realized and unrealized losses totaled $2.3 million and $2.5 million during the nine months ended September 30, 2022 and 2021, respectively.
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	September 30,				September 30,
		2022		2021		2022		2021
All Currencies
Effect of 10% change on revenue	+/-	$8,600	+/-	$8,500	+/-	$28,200	+/-	$26,200
Effect of 10% change on operating income	+/-	$5,500	+/-	$5,600	+/-	$19,100	+/-	$17,300
Euros
Effect of 10% change on revenue	+/-	$7,800	+/-	$7,700	+/-	$25,800	+/-	$24,000
Effect of 10% change on operating income	+/-	$7,600	+/-	$7,600	+/-	$25,000	+/-	$23,500
British pound sterling
Effect of 10% change on revenue	+/-	$300	+/-	$300	+/-	$1,100	+/-	$1,100
Effect of 10% change on operating income	+/-	$1,900	+/-	$1,800	+/-	$6,000	+/-	$5,900

We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2022 and December 31, 2021, the notional amount of our foreign currency forward contracts was $151.3 million and $146.2 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled $6.8 million and $1.3 million during the three months ended September 30, 2022 and 2021, respectively, and $12.9 million and $6.2 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of September 30, 2022 and December 31, 2021, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2022, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
July 1, 2022 – July 31, 2022	129,809	$69.33	129,809	$9,001
August 1, 2022 – August 30, 2022	—	—	—	$9,001
September 1, 2022 – September 30, 2022	—	—	—	$9,001
Total	129,809	$69.33	129,809
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units and restricted stock units. During the three months ended September 30, 2022, the Company withheld 33,348 shares, of common stock from employee stock option, performance-based restricted stock and restricted stock awards.
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

TRADEWEB MARKETS INC.

October 27, 2022	/s/ Lee Olesky
	By:	Lee Olesky
Chief Executive Officer (Principal Executive Officer)

October 27, 2022	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)