Form 10-K
period 2022-12-31
Tradeweb Markets Inc.
filed 2023-02-24
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 30, 2022, was approximately $16.0 billion.

Class of Stock	Shares Outstanding as of February 17, 2023
Class A Common Stock, par value $0.00001 per share	111,225,889
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	3,251,177
Class D Common Stock, par value $0.00001 per share	23,090,904

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders.
The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. As of December 31, 2022, there were no LLC Interests (as defined below) held by Bank Stockholders.
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
•“Investor Group” refer to certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.), an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which prior to the LSEG Transaction (as defined below) collectively held indirectly a 55% ownership interest in Refinitiv.
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
Market and Industry Data
This Annual Report on Form 10-K includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity and market size, are based on our management’s knowledge and experience in the markets in which we operate, together with currently available information obtained from various sources, including publicly available information, industry reports and publications, surveys, our clients, trade and business organizations and other contacts in the markets in which we operate. Certain information is based on management estimates, which have been derived from third-party sources, as well as data from our internal research, and are based on certain assumptions that we believe to be reasonable. In particular, to calculate our market position, market opportunity and market size we derived the size of the applicable market from a combination of management estimates, public filings and statements of competitors and public industry sources, including FINRA’s Trade Reporting and Compliance Engine (“TRACE”), the Securities Industry and Financial Markets Association (“SIFMA”), the International Swaps and Derivatives Association (“ISDA”), Clarus Financial Technology, TRAX, the Federal Reserve Bank of New York, Flow Traders, the Association for Financial Markets in Europe (“AFME”), the Japan Securities Deal Association, the China Foreign Exchange Trade System (“CFETS”) and the Emerging Markets Trade Association (“EMTA”). In calculating the size of certain markets, we omitted products for which there is no publicly available data, and, as a result, the actual markets for certain of our asset classes may be larger than those presented herein.
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

USE OF NON-GAAP FINANCIAL MEASURES
This Annual Report on Form 10-K contains “non-GAAP financial measures,” which are financial measures that are not calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The Securities and Exchange Commission (“SEC”) has adopted rules to regulate the use of non-GAAP financial measures in filings with the SEC and in other public disclosures. These rules govern the manner in which non-GAAP financial measures are publicly presented and require, among other things:
•a presentation with equal or greater prominence of the most comparable financial measure or measures calculated and presented in accordance with GAAP; and
•a statement disclosing the purposes for which the registrant’s management uses the non-GAAP financial measure.
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS,” as well as the change in revenue, Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, in evaluating our historical results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income, and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” For the definition of constant currency revenue change, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. For the definition of constant currency change in Adjusted EBITDA margin and Adjusted EBIT margin, see Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.” Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.
We present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations after expenditures for capitalized software development costs and furniture, equipment and leasehold improvements.
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin to assess our financial performance and believe they are helpful in highlighting trends in our core operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Further, our executive incentive compensation program is based in part on components of Adjusted EBITDA and Adjusted EBITDA margin.
We use constant currency measures as supplemental metrics to evaluate our underlying performance between periods by removing the impact of foreign currency fluctuations. We believe that providing certain percentage changes on a constant currency basis provide useful comparisons of our performance and trends between periods.
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

Free Cash Flow, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income, Adjusted Diluted EPS and constant currency measures have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations include the following:
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
•Adjusted EBITDA and Adjusted EBIT do not reflect income tax expense, which is a necessary element of our costs and ability to operate;
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
•Constant currency measures do not reflect the impact of foreign currency fluctuations; and
•other companies in our industry may calculate Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Diluted EPS, constant currency measures or similarly titled measures differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by relying primarily on our GAAP results and using Free Cash Flow, Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income, Adjusted Diluted EPS and constant currency measures only as supplemental information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Annual Report on Form 10-K under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements, or could affect our stock price.
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
•our dependence on dealer clients;
•design defects, errors, failures or delays with our platforms or solutions;
•our dependence on third parties for certain market data and certain key functions;
•our inability to achieve our environmental, social and governance goals;
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
•extensive regulation of our industry;
•our ability to retain the services of our senior management team;
•limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under our $500.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent and collateral agent, and the other lenders party thereto;

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
Our markets are large and growing. Electronic trading continues to increase in the markets in which we operate as a result of market demand for greater transparency, higher execution quality, operational efficiency and lower costs, as well as regulatory changes. We believe our deep client relationships, asset class breadth, geographic reach, regulatory knowledge and scalable technology position us to continue to be at the forefront of the evolution of electronic trading. Our platforms provide transparent, efficient, cost-effective and compliant trading solutions across multiple products, regions and regulatory regimes. As market participants seek to trade across multiple asset classes, reduce their costs of trading and increase the effectiveness of their trading, including through the use of data and analytics, we believe the demand for our platforms and electronic trading solutions will continue to grow.
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
Our Evolution
We were founded in 1996 and set out to solve for inefficiencies in the institutional U.S. treasury trading workflows, including limited price transparency, weak connectivity among market participants and error-prone manual processes. Our first electronic marketplace went live in 1998, and for more than 25 years we have leveraged our technology and expertise to expand into additional rates products and other asset classes, including credit, equities and money markets. Market demand for better trading workflows globally also was increasing and we initiated a strategy of rolling out our existing products to new geographies and adding local products. We expanded to Europe in 2000, initially offering U.S. fixed income products and soon thereafter added a marketplace for European government bonds. We expanded to Asia in 2004, where our first local product was Japanese government bonds. We have since continued to expand our product and client base in Europe and Asia.
We identified an opportunity to expand our offerings to the wholesale and retail client sectors based on our existing relationships with dealers and our strong market position. We developed our wholesale platform through the acquisitions of Hilliard Farber & Co. in 2008 and Rafferty Capital Markets in 2011, and developed technology to facilitate the migration of inefficient wholesale voice markets to more efficient and transparent electronic markets. In June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform. The addition of this fully-electronic CLOB (central limit order book) offers a flexible, efficient approach to trading in the wholesale U.S. Treasury market. In addition, we entered the retail market through our acquisition of LeverTrade in 2006, scaled our market position through our acquisition of BondDesk in 2013, and have continued to leverage our market and technology expertise to enhance our platform serving that client sector.
Throughout our evolution we have developed many new innovations that have provided greater pre-trade price transparency, better execution quality and seamless post-trade solutions. Such innovations include the introduction of pre-trade composite pricing for multi-dealer-to-customer (“D2C”) trading, the Request-for-Quote (“RFQ”) trading protocol across all of our asset classes, the blast all-to-all (“A2A”) trading protocol across our global credit marketplaces and portfolio trading. We have also integrated our trading platforms with our proprietary post-trade systems as well as many of our clients’ order management and risk systems for efficient post-trade processing. In addition, because large components of the market remain relationship-driven, we continue to focus on introducing technology solutions to solve inefficiencies in voice markets, such as electronic voice processing, which allows our clients to use Tradeweb technology to process voice trades. We expect to continue to leverage our success to expand into new products, asset classes and geographies, while growing our powerful network of clients.
While our cornerstone products continue to be some of the first products we launched, including U.S. treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes have grown from approximately $0.6 trillion in 1998 to $7.9 trillion through December 31, 2022, according to industry sources and management estimates.
Our Competitive Strengths
Our Network of Clients, Products, Geographies and Protocols
Our clients continue to use our trading venues because of our large network and deep pools of liquidity, which result in better and more efficient trade execution. We expand our relationships through our integrated technology and new offerings made available to our growing network of clients. As an electronic trading marketplace for key asset classes and products, we benefit from a virtuous cycle of liquidity — trading volumes growing together and re-enforcing each other. We expect our existing clients to trade more volume on our trading venues and to attract new users to our already powerful network, as liquidity on our marketplaces continues to grow and we offer more products and value-added solutions. The breadth of our network, products, global presence and embedded scalable technology offers us unique insights and an established platform to swiftly enter additional markets and offer new value-added solutions. This is supported by more than 25 years of successful innovation and long trusted relationships with our clients.

We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. treasuries, U.S. High-Grade credit, TBA MBS, European government bonds, global interest rate swaps, ETP-traded Yen-denominated interest rate swaps and European ETFs. We cover all major client sectors participating in electronic trading, including the institutional, wholesale and retail client sectors. In addition, we provide a full spectrum of trading protocols including voice, sweeps (session-based trading), RFQ, CLOB, A2A and portfolio trading, among others.
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

Platforms and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading venues and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, data powers our Automated Intelligent Execution (“AiEX”) functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2022, the percentage of trades executed by our institutional clients using our AiEX functionality was over 30% of total institutional trades, up from 6% in 2015, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. treasuries, European government bonds, global swaps, U.S. corporate bonds and global ETFs.
Our over 25 year operating history has allowed us to build comprehensive and unique datasets across our markets and, as we add new products to our platforms, we will continue to create new datasets that may be monetized in the future. Our marketplaces generate valuable data, processing on average over 90,000 trades and significantly more pre-trade price updates daily, that we collect centrally and use as inputs to our pre-trade indicative pricing and analytics. We maintain a full history of inquiries and transactions, which means, for example, we have over 25 years of U.S. treasury data. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with Refinitiv and through distributing additional datasets and analytics offerings through our own network or through other third-party networks.
We are also continuously developing new offerings and solutions to meet the changing needs of our clients. For example, in 2022 we launched Automated Intelligent Pricing (“Ai-Price”), an innovative bond pricing engine that applies data science to help make markets more efficient and delivers reliable reference pricing for U.S. corporate and municipal bonds, regardless of how frequently a bond trades. Clients now leverage the service to power their AiEX auto-trading, portfolio trading, and Transaction Cost Analysis (“TCA”).
Experienced Management Team
Our focus and decades of experience have enabled us to accumulate the knowledge and capabilities needed to serve complex, dynamic and highly regulated markets, and oversee our expansion into new markets and geographies while managing ongoing strategic initiatives including our significant technology investments. Our management team is composed of executives with an average of over 25 years of relevant industry experience including an average of over 10 years working together at Tradeweb under different ownership structures and through multiple market cycles, with a combination of veteran Tradeweb employees such as Mr. Billy Hult, who has been at the Company for 20 years and took over as our Chief Executive Officer effective January 1, 2023 and new executives, including Mr. Thomas Pluta, who became our next President effective as of January 1, 2023. Management has fostered a culture of collaborative innovation with our clients, which combined with management’s focus and experience, has been an important contributor to our success. We have been thought leaders and contributors to the public dialogue on key issues and regulations affecting our markets and industry, including congressional testimony, public roundtables, regulatory committees and industry panels.
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
Continue to Grow Our Existing Markets
We believe there are significant opportunities to generate additional revenue from secular and cyclical tailwinds in our existing markets:
Growth in Our Underlying Asset Classes
The underlying volumes in our asset classes continue to increase due to increased government and corporate issuance. In addition, the government bond market is foundational to and correlative to virtually every asset class in the cash and derivatives fixed income markets. Select products that we believe have a high growth potential due to current market trends include global government bonds, interest rate derivatives, ETFs, repurchase agreements and credit cash products.

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
Electronification of Our Markets
Market demands and regulation are changing the paradigm of trading and driving the migration to electronic markets. Our clients desire transparency, best execution and choice of trading protocols amidst dynamic and evolving markets. Furthermore, innovations in capital markets have enabled increased automation and process efficiency across our markets. The electronification of our marketplaces varies by product. We typically see meaningful electronification of new products within three to five years of their launch, with certain products experiencing significant revenue growth following that period of time, including as a result of market and regulatory developments. For example, our U.S.- and euro-denominated derivative products experienced increased rates of electronification and related revenue growth following the implementation of mandates under the Dodd-Frank Act in 2013 and MiFID II in 2018 and we saw strong electronification increases in U.S. corporate bonds, repurchase agreements and swaps during the COVID-19 pandemic. We are well positioned to continue to innovate and provide better electronic markets and solutions that satisfy the needs of our clients and that meet changing market demands and evolving regulatory standards.
We believe that U.S. treasuries, global interest rate swaps, global ETFs, in particular, institutional block ETFs, U.S. credit products, including corporate high grade and high yield bonds, emerging markets and retail products overall, are key drivers of our potential growth. Our penetration of these markets, and their level of electronification, are at various stages. We are focused on growing our market share for these products by continuing to invest in new technology solutions that will attract new market participants to our platforms and increase the use of our platforms by existing clients.
Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. In 2017, we expanded into China to offer our global clients access to the Chinese bond market through our initiative with BondConnect, where Northbound trading began in 2017, and in 2020 we launched CIBM Direct. During 2021, we completed our first Southbound BondConnect transactions for various bonds tradable in the Hong Kong bond market, offering onshore investors enhanced access to oversees liquidity, pre-trade transparency and innovative trading protocols. We continue to focus on these initiatives and on expanding opportunities with clients in the Asia region more broadly. In addition, we have expanded our product set to include wholesale electronic repurchase agreements, as well as U.S. and European bilateral repurchase agreements, European cash equities and U.S. options for our institutional client sector. We also intend to leverage innovation and technology capabilities to develop new solutions that help our clients trade more effectively and efficiently. For example, our swap compression functionality allows clients to reduce their swap positions at the clearinghouse, resulting in significant cost savings. On our institutional U.S. credit platform, our portfolio trading solution allows clients to obtain competitive prices on a full basket of securities and trade on net present value from dealers. In addition, multi-asset package (MAP) trading allows clients to simultaneously execute interest rate swaps, inflations swaps and government bonds in a single electronic package enabling clients to achieve more competitive pricing, reduce manual booking errors and increase execution speed. Net spotting, which links our institutional U.S. credit and U.S. treasury markets allows clients to reduce the operational stress and financial cost of executing offsetting Treasury hedges for corporate bonds that trade at a spread to the U.S. treasury. Given the breadth of expertise of our sales people and management, we have the ability to focus on new client opportunities and on selling additional solutions to existing clients.

In addition, we believe our business model is well suited to serve market participants in other asset classes and geographies where our guiding principles can continue to transform markets and broaden our reach and we expect to grow our emerging markets footprint moving forward. Our international strategy involves offering our existing products in new geographies and then adding local products. In addition, we believe our trading models in one product or asset class are transferable to other products or asset classes, irrespective of geography. For example, we have leveraged our session-based trading technology in European corporate bonds for session-based trading in U.S. corporate bonds and Off-the-Run U.S. treasuries. We have significant scale and breadth across our platforms, which position us well to take advantage of favorable market dynamics when introducing new products or solutions or entering into new markets.
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
We also have a roster of closing prices partnering with the Financial Times Stock Exchange Group (“FTSE”) for UK Gilts and Intercontinental Exchange (“ICE”) for U.S. treasuries in response to the growing demand for trusted reference price data that enables firms to manage investment portfolios, evaluate the fair value of securities, perform compliance monitoring and satisfy general accounting standards.
Pursue Strategic Acquisitions and Alliances
As part of our culture of collaborative innovation, throughout our history we have completed various acquisitions and initiated several formal strategic alliances. These alliances have taken several forms, including distribution partnerships, technological alliances and other financial arrangements. We intend to continue to selectively consider opportunities to grow through strategic alliances and acquisitions. For example, in November 2022, we entered into a multi-year partnership with BlackRock with the goal to integrate our credit trading solutions and data into BlackRock’s Aladdin order execution management system and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform. These and other opportunities should enhance our existing capabilities, allow us to leverage the scale of other parties and accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture.
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
We provide deep liquidity pools to the institutional, wholesale and retail client sectors through our Tradeweb Institutional, Dealerweb and Tradeweb Direct platforms. We are dependent on our dealer clients to support our marketplaces by providing liquidity on our trading platforms, and certain of our dealer clients may account for a significant portion of our trading volume. Market knowledge and feedback from these dealer clients have also been important factors in the development of many of our offerings and solutions.

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
Institutional
Tradeweb Institutional offers dealer-to-client and all-to-all trading and related solutions to approximately 1,950 liquidity-taking clients. Our clients include leading asset managers, hedge funds, insurance companies, regional dealers and central banks/sovereign entities. The Tradeweb Institutional platform serves 90% of the world’s largest 100 asset managers, over 80% of the top 25 insurance companies and over 55 central banks/sovereign entities with more than 150 dealers providing liquidity.
Tradeweb Institutional offers trading in a wide variety of products, including U.S. treasuries, European government bonds, TBA MBS, global interest rate swaps, global corporate bonds and ETFs, among others. Our trading protocols include RFQ, Request-for-Market, Request-for-Stream, list trading, compression, blast all-to-all, Click-to-Trade, portfolio trading and inventory-based.
Wholesale
We provide fully electronic, hybrid and voice trading for the wholesale community on our Dealerweb platform. Our clients include approximately 300 dealers and financial institutions with more than 100 actively trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer clients also trade on the Tradeweb Institutional and Tradeweb Direct platforms. Dealerweb’s leading markets include TBA MBS, global credit products, U.S. treasuries, repurchase agreements, U.S. dollar-denominated swaps and U.S. ETFs. Our electronic trading protocols include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 85% growth in the number of e-participants on our wholesale client sector markets since 2016.
Retail
Tradeweb Direct, our regulated Alternative Trading System (“ATS”), offers financial advisors and their retail clients access to micro-lot liquidity provided by our network of broker-dealers. Tradeweb Direct serves over 40,000 financial advisors at approximately 250 retail brokerage and advisory firms. In addition, certain Tradeweb Direct clients provide access to over 40,000 retail clients through white-labeled, web-based front ends. Tradeweb Direct also provides access to its ATS to large and middle-market asset managers. Tradeweb Direct offers trading in a range of products, including U.S. corporate bonds, treasuries, municipal bonds, structured products and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Participants on Tradeweb Direct have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.
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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, ICE (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet) and others in the credit and municipal markets; Bloomberg, Euronext (MTS), CME Group (NEX Group), BGC Partners (Fenics), MarketAxess (LiquidityEdge) and others in the rates and derivatives markets; and Virtu (RFQ-hub) and Bloomberg in the equities and ETF markets.
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
•Inter-dealer brokers: We compete with inter-dealer brokers, particularly in our wholesale markets in products such as MBS, U.S. Treasuries, U.S. repo and products traded on Swap Execution Facilities (“SEFs”). Major competitors include TP ICAP, BGC Partners and Tradition. Many of these firms also offer voice, electronic and hybrid trading protocols. As larger, full service inter-dealer brokers have consolidated, numerous boutique firms and alternative electronic start-ups are attempting to capture select markets.
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
We face intense competition, and we expect competition with a broad range of competitors to continue to intensify in the future. See Part I, Item 1A. – “Risk Factors — Risks Relating to Market and Industry Dynamics and Competition — Failure to compete successfully could materially adversely affect our business, financial condition and results of operations.”
Proprietary Technology
For more than 25 years, we have collaborated with our clients to continually innovate and evolve with the structure of our markets. This collaboration enables us to remain agile across client sectors, geographies, asset classes and products providing speed to market and a distinct cost and innovation advantage to our clients. Critical to our ability to collaborate with clients and remain at the forefront of evolving market trends is our team of over 350 technologists, which works closely with our client, product and sales teams and has deep market knowledge and domain expertise. This knowledge and expertise not only allows us to address client demand but also to focus on those solutions that can be scaled across client sectors, asset classes and trading protocols.

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
•Strong business continuity and disaster recovery planning: During 2022, we have continued to enhance our business continuity plans in place in the event of a significant business disruption or disaster recovery situation to ensure the resilience of critical systems required for normal operations and the safety of all employees. The plans cover a range of scenarios and adhere to industry standards and regulatory mandates as outlined by the Interagency Paper on Sound Practices to Strengthen the Resilience of the U.S. Financial System, the SEC’s Regulation Systems Compliance and Integrity, Commodity Futures Trading Commission (“CFTC”) rules concerning system safeguards and other agencies and entities. Activities covered by the plans include the primary responsible parties at Tradeweb, actions to restore essential systems and applications with target recovery times to accomplish all stated objectives and communications to staff, partners, clients and regulators. The plans are periodically updated based on the most relevant threats to operations and tested to ensure effectiveness during emergency conditions.
We also maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have eight datacenters across the United States, the United Kingdom (“UK”) and Japan. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies.
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
To that end, we have patents or patents pending in the United States and other jurisdictions covering significant trading protocols and other aspects of our trading system technology.
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
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions, including the United States, the UK, the Netherlands, France, Germany, Japan, Hong Kong, Singapore and Australia. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are tasked with ensuring the integrity of the financial and securities markets and protecting the interests of investors in those markets generally. Rulemaking by regulators, including resulting market structure changes, has had an impact on our business by directly affecting our method of operation and, at times, our profitability.
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
Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are generally subject to approval by the SEC) that govern the operations of broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, our U.S. broker-dealer subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In addition, our broker-dealers’ municipal securities-related activities are subject to the rules of the Municipal Securities Rulemaking Board (“MSRB”). In connection with our introducing broker-related activities, we are also subject to the oversight of the National Futures Association (“NFA”), a self-regulatory organization that regulates certain CFTC registrants.
Following the 2008 financial crisis, legislators and regulators in the United States adopted new laws and regulations, including the Dodd-Frank Act. Various rules and regulations were promulgated following the financial crisis, such as the Volcker Rule and additional bank capital and liquidity requirements.
In addition, Title VII of the Dodd-Frank Act (“Title VII”) amended the Commodity Exchange Act and the Exchange Act to establish a regulatory framework for swaps, subject to regulation by the CFTC, and security-based swaps, subject to regulation by the SEC. The CFTC has completed the majority of its regulations in this area, most of which are in effect. The SEC has also finalized many of its security-based swap regulations. Among other things, Title VII rules require certain standardized swaps to be cleared through a central clearinghouse and/or traded on a designated contract market or SEF, subject to various exceptions. Title VII also requires the registration and regulation of certain market participants, including SEFs, and requires SEFs to maintain robust front-end and back-office information technology capabilities. The SEC proposed a number of rules relating to the registration and regulation of security-based swap execution facilities (“SBSEFs”), most recently on April 6, 2022. While we cannot yet predict the ultimate effect these rules will have on our business, we expect that certain of our subsidiaries may be required to register as SBSEFs if and when the SEC finalizes these rules.
The regulatory environment in the U.S. continues to evolve and while legislation to roll-back key pieces of the Dodd-Frank Act in an effort to loosen certain regulatory restrictions on financial institutions has been issued, the industry continues to be more heavily regulated than it was prior to the 2008 financial crisis. While it is still largely unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us, both the SEC and the CFTC have issued a number of regulatory proposals and we may continue to see the same level of activity by these two regulators in the future. For example, in August 2022, the CFTC issued a final rule modifying the swap clearing requirement in support of the transition from LIBOR and other Interbank Offered Rates to Alternative Reference Rates. Additionally, the SEC has recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. In January 2022, as a result of this review, the SEC proposed rules that will expand Regulation ATS and Regulation SCI to alternative trading systems (ATS) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In connection with these proposed rules, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us.
Non-U.S. Regulation
Outside of the United States, we are currently regulated by: the Financial Conduct Authority (“FCA”) in the UK, the De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”), Autorité Des Marchés Financiers (“AMF”) and Autorité de contrôle prudentiel et de resolution (“ACPR”) in France, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) in Germany, the Japan Financial Services Agency (the “JFSA”), the Japan Securities Dealers Association (the “JSDA”), the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission (the “ASIC”), the Comisión Nacional Bancaria y de Valores (the “CBNV”) in Mexico, the Swiss Financial Market Supervisory Authority (“FINMA”), the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada.

The FCA’s strategic objective is to ensure that the UK’s markets function well and its operational objectives are to protect consumers, to protect and enhance the integrity of the UK financial system and to promote effective competition in the interests of consumers. It has investigative and enforcement powers derived from the Financial Services and Markets Act 2000 (“FSMA”) and subsequent legislation and regulations. The FCA is responsible for supervision of our conduct and prudential compliance. Subject to section 178 of FSMA, individuals or companies that seek to acquire or increase their control in a firm that the FCA regulates is required to obtain prior approval from the FCA.
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
Much of our derivatives volume continues to be executed by non-U.S. based clients outside the United States and is subject to local regulations. In particular, the European Union (“EU”) has enhanced the existing laws and developed new rules and regulations targeted at the financial services industry, including MiFID II and Markets in Financial Instruments Regulation (“MiFIR”), which were implemented in January 2018 and which introduced significant changes to the EU financial markets designed to facilitate more efficient markets and greater transparency for participants.
Among other aspects of the regulations, MiFID II and MiFIR: (i) require a significant part of the market in certain derivative instruments to trade on regulated trading venues that are subject to transparency regimes, (ii) enhance pre- and post-trade transparency for instruments within the scope of the requirements that have been calibrated for different types of instruments and types of trading, (iii) enhance the transparency of fee structures and access to trading venues, (iv) increase and enhance post-trade reporting obligations with a requirement for “systematic internalisers” to submit certain post-trade data to APAs, (v) provide for the establishment of a consolidated tape for certain trade data, (vi) improve technology synchronization and best execution and (vii) enhance investor protection in other ways. MiFID II is also intended to help improve the functioning of the EU single market by achieving a greater consistency of regulatory standards. By design, therefore, it is intended that Member States should have very similar regulatory regimes in relation to the matters addressed by MiFID. In addition, the new regulated execution venue category introduced by MiFID II known as the Organized Trading Facility (“OTF”) (in addition to the venue category of Multilateral Trading Facility (“MTF”) for electronic trading) is intended to capture much of the voice and hybrid oriented trading within the EU.
The UK withdrew from the EU on January 31, 2020 and entered a transitional period which expired on December 31, 2020, following which our UK authorized subsidiary no longer could “passport” its FCA regulatory permissions throughout the European Economic Area (“EEA”). In preparation for Brexit, we successfully ensured that services can continue to be provided in the UK and throughout the EEA, notably by establishing a legal entity in the Netherlands, Tradeweb EU B.V., which offers services from our Amsterdam office. Further effects of Brexit will depend on any agreements the UK and EU may make, including in relation to access to the financial services markets.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2022, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 19 – Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Regulatory Status of Tradeweb Entities
Our operations span jurisdictions across North America, Europe and Asia, and we operate through various regulated entities. The current regulatory status of our regulated entities is described below.

Tradeweb LLC is a SEC-registered broker-dealer and a member of FINRA and MSRB. Tradeweb LLC is also a CFTC-registered introducing broker and a member of NFA. Tradeweb LLC relies on the international dealer exemption in the Canadian provinces of Ontario, Alberta, British Columbia, New Brunswick, Nova Scotia, Quebec, Saskatchewan and Manitoba, and is recognized as a foreign trading venue in Switzerland.
Dealerweb Inc. is a SEC-registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Dealerweb Inc. is also a CFTC-registered introducing broker and a member of NFA. Dealerweb Inc. is recognized as a foreign trading venue in Switzerland. Dealerweb relies on the international dealer exemption in the Canadian provinces of Ontario, Quebec and Nova Scotia and the ATS Order Exemption for Ontario, Quebec and Nova Scotia.
Execution Access, LLC, acquired in June 2021, was a SEC-registered broker-dealer that operated an ATS and was a member of FINRA. In November 2022, Execution Access, LLC merged with and into Dealerweb Inc. with Dealerweb Inc. being the surviving entity.
Tradeweb Direct LLC is a SEC-registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Tradeweb Direct LLC relies on the international dealer exemption in the Canadian provinces of Ontario and Quebec.
Tradeweb Europe Limited is authorized and regulated in the UK by the FCA as a MiFID Investment Firm. It has permissions to operate an MTF, an OTF and an APA. Tradeweb Europe Limited is also regulated by ASIC and holds an Overseas Australian Market Operator License. In January 2022, Tradeweb Europe obtained a license to provide direct market access to trading participants (Handelsteilnehmer) domiciled in Germany via an electronic trading system pursuant to section 102(1) of the German Securities Trading Act (Wertpapierhandelsgesetz – WpHG).
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
TW SEF LLC is a CFTC-registered SEF. TW SEF LLC is formally exempt from registration as an exchange in the Canadian provinces of Alberta, Ontario and Quebec and is recognized as a foreign trading venue in Switzerland. TW SEF LLC is approved and regulated by ASIC as an Overseas Australian Market Operator Licensee and is recognized as Foreign Trading Venue in Mexico.
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
The Paris branch of Tradeweb EU B.V. is supervised by the ACPR.
Tradeweb Execution Services Limited is authorized and regulated in the UK by the FCA as an Investment Firm (“BIPRU Firm”).
Tradeweb Execution Services B.V. is authorized and regulated by the AFM as a MiFID investment firm with permission to trade on a matched principal basis.

Human Capital
In order to maintain our role as a leader in building and operating electronic marketplaces for our global network of clients, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and employee retention, we strive to make Tradeweb a diverse, inclusive and safe workplace. We firmly believe that a cared-for, proud, and diverse workforce will power our innovation into the future. We strive to provide opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by initiatives that build connections between our employees and the communities in which we operate.
As of December 31, 2022, we had 1,091 employees, 782 of whom were based in the United States and 309 of whom were based outside of the United States. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Diversity, Equity and Inclusion
We believe that diverse teams make better decisions and create greater long-term value, and we are committed to maintaining a safe and inclusive environment for everyone and attracting and retaining diverse talent at all levels. Our goal is to continue to reach for greater equality in the gender and ethnic diversity of our employees, to maintain and grow our culture of inclusiveness, education, acceptance and learning, and to ensure employees feel encouraged and equipped to be their genuine selves at work. Through our Diversity, Equity and Inclusion (DE&I) Committee, on which members of our executive team serve, including our Global Head of Human Resources and Head of Investor Relations, FP&A and Treasury, we raise awareness, provide a forum to discuss diversity and inclusion and promote a diverse and inclusive culture. We seek to involve employees at all levels in DE&I, including through recruitment, philanthropy and training. We also sponsor the Global Women’s Network, which provides skills-building, educational, and career-relevant programming for employees and brings topics affecting women in the workplace front and center. Our commitment to DE&I has been demonstrated through partnerships with approximately 18 organizations globally, including American Corporate Partners in the U.S. that focuses on helping return veterans and active duty spouse to the work force and Cowrie Scholarship Foundation in the U.K. that aims to empower disadvantaged Black students through university financial assistance. By focusing on employee volunteerism in these areas, our employees have the opportunity to take action and make a difference.
We also seek to advance the interests of our stakeholders through DE&I initiatives. For example, in June 2022, we launched the Spotlight Dealer Diversity Program, designed to promote diverse dealers participating on our platforms, including woman-, veteran-, disabled- and minority-owned firms. The Spotlight Program was developed collaboratively with feedback from members of the buy-side and dealer communities to support our diverse dealer community through a combination of individual dealer profiles, direct consultation and other promotional programs designed to bring more visibility to diverse dealers operating in electronic markets. In addition, we enhanced our RFQ trading workflow for U.S. Institutional Credit to more prominently expose diverse dealer liquidity to our participating buy-side clients, further strengthening engagement between diverse dealers and buy-side users on the platform. We continue to receive positive feedback from our clients and diverse dealers regarding the Spotlight Program, and grew our universe of participating Spotlight Dealers throughout 2022.
In addition, we seek to cement our commitment to diversity at the intern, college graduate and experienced hire levels by leveraging relationships with a number of external organizations.
These efforts all support our multi-layered strategy for recruiting and retaining diverse talent.
Health and Well-Being
The success of our business is fundamentally connected to the health, safety and wellness of our employees. We provide an evolving package of benefits and perks to employees (which varies by country and region), aiming to ensure our employees have access to comprehensive care relating to their physical and mental health and their family planning needs, as well as adequate time out of office for personal, vacation, sick and bereavement leave needs. Some examples of the initiatives we provide in certain countries include post-birth parental and adoptive parent leave, financial assistance in connection with eligible fertility treatment, adoption and surrogacy expenses, health and wellness speaker series, health club discounts and subsidized memberships through Healthkick and virtual health visits.

Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our staff and clients stay connected and ensuring our platforms operate efficiently. Throughout the pandemic, we implemented a series of measures to protect the health and safety of our employees. Starting in mid-2021, we, like many companies, began to transition our workforce back to the office. Our office re-entry policy set out guidance to protect employee safety and implement, at a minimum, the local regulations including, where applicable, masking mandates, vaccination status for in-person work, quarantine time, testing requirements, appropriate distancing measures and capacity limitations. Our Workplace Safety Committee is governed by the heads of Risk, Human Resources, Facilities, Operations, Technology and Marketing and meets in frequencies determined by the necessity and severity of the current conditions. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
Compensation and Benefits
We provide robust compensation and benefits programs to help attract and retain talent and to meet the needs of our employees. In addition to salaries, these programs (which vary by country or region) include annual bonuses, stock awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, employee assistance programs, including confidential counseling services for employees and their family members and tuition assistance, among many others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with strong product and functional knowledge, critical technology and engineering skills and experience.
Talent Development
We invest significant resources to develop and retain the talent needed to continue to build our position as a global leader in electronic marketplaces. We are focused on providing continuous opportunities for our employees to garner new knowledge and skills. Events and resources such as product and business updates, as well as other programs such as Lunch & Learns and Tradeweb U(niversity), which provides education courses on financial topics, are aimed at sharing information and improving our collective understanding of our industry and our clients’ needs. We sponsor a competitive summer internship program, from which we often make full-time hires, and provide assistance with numerous professional courses and qualifications through our tuition reimbursement program. Through our mentoring efforts and Tradeweb Achievers Program, we aim to strengthen our global culture of mentoring and developing our homegrown talent by equipping our senior leadership team with the tools and framework to share their professional experiences, motivate up-and-coming talent and build our future leadership pipeline.
Our employee engagement programs provide employees with the resources they need to help develop themselves and our shared culture—celebrating our differences and common purpose as our people grow both as unique individuals and as a collective, positive force in the world. Tradeweb has established and supports a number of committees and affinity groups dedicated to improving our people’s lives at work and advancing their personal and professional development. These include the Tradeweb Global Women’s Network, Diversity Equity & Inclusion Network, Tradeweb Cares philanthropy group, Sustainability Action Network and the Working Parents Network.
Community Involvement and Philanthropy
We believe it is our responsibility to do our part to help the communities around the world where our employees live and work. We bring these opportunities to our employees through our philanthropy group, Tradeweb Cares, which focuses on corporate partnerships, encouraging employee volunteerism and matching of qualifying charitable contributions by our employees up to $1,000 per year per employee. We partner with many organizations around the world that are focused on the four pillars of our philanthropy strategy: ensuring equitable access to quality education and economic opportunity for all, supporting environmental conservation efforts to restore our planet, enriching and empowering social mobility in the communities where we live and work, and providing access to healthcare and disease prevention for our society’s most vulnerable.
Corporate Sustainability – Environmental, Social and Governance Matters
We are committed to doing our part to help financial markets move toward a more sustainable global financial system. In August 2022 we published our second annual Corporate Sustainability Report, which reports on our environmental, social and governance (“ESG”) goals and priorities as well as our progress towards those goals during calendar year 2021. While the reporting structure is relatively new, our strong foundation in ESG principles is not. We have long been committed to creating and fostering an inclusive workplace, celebrating our diverse employee base, providing transparency and innovation for our markets and ensuring transparency and validity for the data that propels them. Our long-term view encompasses ever more sustainable ways of working and investing as we forge the links between better serving markets and better serving the world.

The Environment
We are committed to understanding the full extent of our environmental impact and to working toward minimizing our global emissions footprint. We seek to better understand the environmental impact of our operations through measurable means, and to set attainable targets and timelines for environmental impact reporting, including the eventual setting of science-based targets for greenhouse gas emissions. While our business involves limited direct environmental risks, we will endeavor to make our operations and impact more sustainable over time. Our primary environmental goals are to reduce our overall energy consumption and emissions where possible, and to move toward renewable energy coverage, or direct sourcing of renewable energy for our Scope 2 energy usage.
In April 2021, we joined the Climate Bonds Initiative’s (“CBI”) Partnership Programme. CBI is an international, investor-focused not-for-profit organization promoting investment in projects and assets necessary for a rapid transition to a low-carbon and climate-resilient economy. The Climate Bonds Standard and Certification Scheme (the “Scheme”) is a labeling scheme for bonds, loans and other debt instruments. The Scheme’s rigorous scientific criteria are intended to ensure consistency with the Paris Agreement’s goal of limiting global warming to 1.5 degrees Celsius above pre-industrial levels. The Scheme is used globally by bond issuers, governments, investors and the financial markets seeking to prioritize investments that genuinely contribute to addressing climate change. CBI has been tracking the green-labeled bond (“Green Bond”) market since 2009. By partnering with CBI, we aim to promote the visibility and accessibility of Green Bond trading activity across a wide range of asset classes, and leverage CBI data to provide transparency and clarity around the Green Bond trading volumes and trends on our platforms. In 2022, CBI-screened Green Bond trading accounted for $198.4 billion of the total $207.6 billion in global Green Bond trading volume executed on Tradeweb (excluding ETF). This represents a trading volume increase of 39% from 2021, calculated using CBI-screened Green Bond alignment based on the CBI definition of ‘Green’ as of December 31, 2022 for both the 2022 and 2021 comparative period. We provide Green Bond highlights across our institutional platform, including Global Credit, European Government Bonds, Supranationals, Repurchase Agreements, China Bonds, and Convertibles, and have Green Bond search tools across asset classes on our Retail platform. We plan to continually increase the data available to our clients around Green Bonds, and intend to expand this data set to include other ESG-related securities.
Our People and Communities
We value and encourage diverse perspectives, and strive to cultivate a team with varied and robust ideas. We aim to give everyone the access and ability to grow as an individual and, eventually, a leader. For more information on how we support our people and help foster a diverse workforce, please see “– Human Capital” above.
Our Governance
We have invested in strong and well-established governance structures across our global enterprise, led by a diverse Board of Directors that is deeply experienced in our business and highly focused on advancing our ESG strategies across the company. As part of that commitment, during 2020, we established an ESG Steering Committee comprised of senior level executives covering major business directives across the company. The ESG Steering Committee is an advisory board assembled to guide our focus, and ensure delivery on our thoughtful approach to integrating our ESG strategy into our business and operations. To support the implementation of our ESG strategy, a dedicated role was also established in December 2020 to organize and manage our global Corporate Social Responsibility and ESG initiatives, as the first member of our ESG team. This role reports directly into our senior executive leadership team, which provides critical support for the integration of these initiatives across our business. In 2021, our ESG team was expanded to dedicate additional resources to support the project implementation of our sustainability efforts. We have designated two members of the Board to act as ESG Board Liaisons to oversee our ESG strategy and priorities.
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

LSEG Transaction
On January 29, 2021, LSEG completed its acquisition of the Refinitiv business from a consortium, including certain investment funds affiliated with Blackstone as well as Thomson Reuters, in an all share transaction.
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb, holding approximately 91.2% of our combined voting power as of December 31, 2022. Tradeweb remains a standalone, publicly-traded company, and the LSEG Transaction did not result in any changes to our stockholder voting rights, and we have not experienced and do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. Our existing market data license agreement with Refinitiv remains unchanged. However, the non-compete period applicable to Refinitiv in their restrictive covenant agreement with us was terminated as of January 29, 2021.
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
Risks Relating to Market and Industry Dynamics and Competition
•Economic, political and market conditions may reduce trading volumes.
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
•Our ability to conduct our business may be impacted by unforeseen, catastrophic or uncontrollable events.
•Our quarterly results may fluctuate significantly.
•Failure to retain our senior management team or the inability to attract and retain qualified personnel could materially adversely impact our ability to operate or grow our business.
•We could face damage to our reputation or brand.
•We may incur impairment charges for our goodwill and other indefinite-lived intangible assets.
•We may be unable to achieve our environmental, social and governance goals.
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
Risks Relating to Cybersecurity and Intellectual Property
•We could face actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks.
•We could be subject to systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platforms or solutions.
•We may not be able to adequately protect our intellectual property or rely on third-party intellectual property rights.
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
•We are exposed to litigation risk, including securities litigation risk.
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
Risks Relating to Ownership of our Class A Common Stock
•Refinitiv and Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
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
•The timing and amount of any share repurchases are subject to a number of uncertainties.
•The requirements of being a public company may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Risks Relating to Market and Industry Dynamics and Competition
Economic, political and market conditions may reduce trading volumes, which could have a material adverse effect on our business, financial condition and results of operations.
The electronic financial services industry is, by its nature, risky and volatile. Our business performance is impacted by a number of global and regional factors that are generally beyond our control. The occurrence of, or uncertainty related to, any one of the following factors may cause a substantial decline in the U.S. and/or global financial markets, which could result in reduced trading volumes and profitability for our business:
•economic, political and social conditions in the United States, the UK, the EU and/or its member states, China or other major economies around the world, including, among other things, the strength and direction of the U.S. and global economy and the ongoing effects of COVID-19 and its variants;
•the impact of foreign exchange fluctuations (see “—Risks Relating to our International Operations -- Fluctuations in foreign currency exchange rates may adversely affect our financial results” for further information);
•the effect of Federal Reserve Board and other central banks’ monetary policy, increased capital requirements for banks and other financial institutions and other regulatory requirements;
•adverse market conditions, including unforeseen market closures or other disruptions in trading;
•broad trends in business and finance, including the number of new issuances and changes in investment patterns and priorities;
•concerns over a potential recession (in the United States or globally), inflation and weakening consumer and investor confidence levels;
•the level and volatility of interest rates, including actual and anticipated increases in the federal funds rate by the Federal Reserve;
•consolidation or contraction in the number, and changes in the financial strength, of market participants;
•the availability of capital for borrowings and investments by our clients;
•liquidity concerns, including concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities;
•legislative, regulatory or government policy changes, including changes to financial industry regulations and tax laws, including the Inflation Reduction Act of 2022 (the “IRA”) and central clearing requirements for the U.S. Treasury market, that could limit the ability of market participants to engage in a wider array of trading activities or make certain corporate activities less desirable or more expensive;
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies; and
•the current or anticipated impact of climate change, extreme weather events, natural disasters and other catastrophic events, actual or threatened acts of war, including Russia’s invasion of Ukraine, terrorism or other armed hostilities or outbreaks of pandemic or contagious diseases.
These factors also affect the degree of volatility (the magnitude and frequency of fluctuations) in the U.S. and global financial markets, including in the prices and trading volumes of the products traded on our platforms. Volatility increases the need to hedge price risk and creates opportunities for investment and speculative or arbitrage trading, and thus increases trading volumes. Although we generally experience increased trading volumes across our marketplaces during periods of volatility, use of our platforms and demand for our solutions may decline during periods of significant volatility as market participants in rapidly moving markets may seek to negotiate trades and access information directly over the telephone instead of electronically.
In the event of stagnant or deteriorating economic conditions or periods of instability or prolonged stability or decreased activity in the U.S. and/or global financial markets, we could experience lower trading volumes. A general decline in trading volumes across our marketplaces would lower revenues and could materially adversely affect our results of operations if we are unable to offset falling volumes through changes in our fee structure. If trading volumes decline substantially or for a sustained period, the critical mass of transaction volume necessary to support viable markets and generate valuable data could be jeopardized, which, in turn, could further discourage clients from using our platforms and solutions and further accelerate the decline in trading volumes. Additionally, if our total market share decreases relative to our competitors, our trading venues may be viewed as less attractive sources of liquidity. If our marketplaces are perceived to be less liquid, we could lose further trading volumes and our business, financial condition and results of operations could be materially adversely affected.

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
Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered into joint ventures and consortia to improve the competitiveness of their electronic trading offerings. For example, ICE acquired BondPoint, TMC Bonds and IDC, in an effort to expand its portfolio of fixed income products and services. In addition, in 2018, CME Group completed its acquisition of NEX Group, which expands CME Group’s offerings to include NEX Group’s OTC foreign exchange and rates products and market data. Further, in 2022, TP ICAP completed its acquisition of Liquidnet to further diversify its business. If, as a result of industry consolidation, our competitors are able to offer lower cost (including fixed cost fees compared to our variable fees for certain offerings) and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.
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
The electronic financial services industry is characterized by rapidly changing and increasingly complex technologies and systems, changing and increasingly sophisticated client demands (including access to new technologies and markets), frequent technology and service introductions, evolving industry standards, changing regulatory requirements and new business models. If we are not able to keep pace with changing market conditions or client demands or if our competitors release new technology before we do, our existing platforms, solutions and technologies may become obsolete or our competitive position may be materially harmed, each of which could have a material adverse effect on our business, financial condition and results of operations.
Operating in a rapidly evolving industry involves a high degree of risk and our future success will depend in part on our ability to:
•enhance and improve the responsiveness, functionality, accessibility and reliability of our existing platforms and solutions;
•develop, license or acquire new platforms, solutions and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients, and that allow us to grow within our existing markets and to expand into new markets, asset classes and products;
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

There has been significant consolidation in the financial services industry over the past several years and several of our large broker-dealer clients have reduced their sales and trading businesses in certain products. Further consolidation in the financial services industry could result in a smaller client base and heightened competition, which may lower our trading volumes. If our clients merge with or are acquired by other companies that are not our clients, or companies that utilize our offerings to a lesser degree, such clients may discontinue or reduce their use of our platforms and solutions. Any such developments could materially adversely affect our business, financial condition and results of operations.

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
The consolidation and concentration of market share and the reduction by large clients of certain businesses may lead to increased revenue concentration among our dealer clients, which may further increase our dependency on such clients and reduce our ability to negotiate pricing and other matters with such clients. Additionally, the sales and trading global market share has become increasingly concentrated over the past several years among the top investment banks, which will increase competition for client trades and place additional pricing pressure on us. If we are not able to compete successfully, our business, financial condition and results of operations could be materially adversely affected.
Risks Relating to the Operation and Performance of our Business
We are dependent on our dealer clients to support our marketplaces by transacting with our other institutional, wholesale and retail clients.
We rely on our dealer clients to provide liquidity on our trading platforms by posting prices on our platforms and responding to client inquiries, and certain of our dealer clients account for a significant portion of our total trading volume on our platforms. In addition, our dealer clients also provide us with data via feeds and through the transactions they execute on our trading platforms, which is an important input for our data and analytics offerings. We have historically earned a substantial portion of our revenues from dealer clients that were also stockholders. Market knowledge and feedback from dealer clients have been important factors in the development of many of our offerings and solutions.
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
We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. Our success depends on our clients’ confidence in our ability to provide reliable, secure, real-time access to our trading platforms. If our trading platforms cannot cope, or expand to cope, with demand, or otherwise fail to perform, we could experience disruptions in service, slow delivery times and insufficient capacity. Any material disruptions in our trading platforms could result in our clients deciding to stop using or to reduce their use of our trading platforms, either of which would have a material adverse effect on our business, financial condition and results of operations.
We will need to continually improve and upgrade our trading platforms, systems and infrastructure to accommodate increases in trading volumes, changes in trading practices of new and existing clients or irregular or heavy use of our trading platforms, especially during peak trading times or at times of increased market volatility. The maintenance and expansion of our trading platforms, systems and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. As our operations grow in both size and scope, these resources will typically need to be committed well in advance of any potential increase in trading volumes. We cannot assure you that our estimates of future trading volumes will be accurate or that our systems will always be able to accommodate actual trading volumes without failure or degradation of performance, especially during periods of abnormally high volumes. If we do not successfully adapt our existing trading platforms, systems and infrastructure to the requirements of our clients or to emerging industry standards, or if our trading platforms otherwise fail to accommodate trading volumes, our business, financial condition and results of operations could be materially adversely affected.
If we experience design defects, errors, failures or delays with our platforms or solutions, our business could suffer serious harm.
Despite testing, our platforms and solutions may contain design defects and errors or fail when first introduced or when major new updates or enhancements are released. In our development of new platforms, platform features and solutions or updates and enhancements to our existing platforms and solutions, we may make a design error that causes the platform or solution to fail or operate incorrectly or less effectively than planned. Many of our solutions also rely on data and services provided by third-party providers over which we have no or limited control and may be provided to us with defects, errors or failures. Our clients may also use our platforms and solutions together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem and responsibility for any loss. In addition, we could experience delays while developing and introducing new or enhanced platforms, platform features and solutions, primarily due to difficulties in technology development, obtaining any applicable regulatory approval, licensing data inputs or adapting to new operating environments.
If design defects, errors or failures are discovered in our current or future platforms or solutions, we may not be able to correct or work around them in a cost-effective or timely manner, or at all. The existence of design defects, errors, failures or delays that are significant, or are perceived to be significant, could also result in rejection or delay in market acceptance of our platforms or solutions, damage to our reputation, loss of clients and related revenues, diversion of resources, product liability claims, regulatory actions or increases in costs, any of which could materially adversely affect our business, financial condition or results of operations.

We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on a number of third parties to supply, support and maintain critical elements of our operations, including our trading platforms, information technology and other systems. In addition, we depend on third parties, such as telephone companies, online service providers, hosting services and software and hardware vendors, for various computer and communications systems, such as our data centers, telecommunications access lines and certain computer software and hardware. Our clients also depend on third-party middleware and clearinghouses for clearing and settlement of certain trades on our trading platforms, which could impact our trading platforms.
We cannot assure you that any of these third-party providers will be able or willing to continue to provide these products and services in an efficient, cost-effective or timely manner, or at all, or that they will be able to adequately expand their services to meet our needs. In particular, like us, third-party providers are vulnerable to operational and technological disruptions, and we may have limited remedies against these third parties in the event of product or service disruptions. In addition, we have little control over and limited recourse to third-party providers, which increases our vulnerability to errors, failures, interruptions or disruptions or problems with their products or services. Further, the priorities and objectives of third-party providers may differ from ours, which may make us vulnerable to terminations of, or adverse changes to, our arrangements with such providers, and there can be no assurance that we will be able to maintain good relationships or the same terms with such providers. If an existing third-party provider is unable or unwilling to provide a critical product or service, and we are unable to make alternative arrangements for the supply of such product or service on commercially reasonable terms or a timely basis, or at all, our business, financial condition and results of operations could be materially adversely affected.
Further, we also face risks that providers may perform work that deviates from our standards or contracts. Moreover, our existing third-party arrangements may bind us for a period of time to terms that become uncompetitive or technology and systems that become obsolete. If we do not obtain the expected benefits from our relationships with third-party providers, we may be less competitive, which could have a material adverse effect on our business, financial condition and results of operations. In the future, if we choose to transition a function previously managed by us to a third party, we may spend significant financial and operational resources and experience delays in completing such transition, and may never realize any of the anticipated benefits of such transition.
We are dependent on third-party providers and our clients for our pre- and post-trade data, analytics and reporting solutions.
The success of our trading platforms depends in part on our pre- and post-trade data, analytics and reporting solutions. We depend upon data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations and other third-party data providers for information used on our platforms and by our solutions, including our data, analytical tools and other pre- and post-trade services. In particular, we depend on Refinitiv to source certain reference data for products that trade on our platforms. Our data sources and information providers, some of which are our competitors, could increase the price for or withdraw their data or information services for a variety of reasons. For example, data sources or information providers may enter into exclusive contracts with other third parties, including our competitors, which could preclude us from receiving certain data or information services from these providers or restrict our use of such data or information services, which may give our competitors an advantage. In addition, our clients, the majority of which are not subject to long-term contractual arrangements, may stop using or reduce their use of our trading platforms at any time, which would decrease our volume of trade data and may diminish the competitiveness of our market data offerings.
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
Our ability to conduct our business may be materially adversely impacted by unforeseen, catastrophic or uncontrollable events. In addition, our U.S. and European operations are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen, catastrophic or uncontrollable events, including fire, natural disasters, extreme weather events, global health crises (including COVID-19 and its variants), power loss, telecommunications failure, software or hardware malfunctions, theft, cyber-attacks, acts of war, terrorist attacks or other armed hostilities. In addition, employee misconduct, fraud or error, such as improperly using confidential information or engaging in improper or unauthorized activities or transactions, could expose us to significant liability, losses, regulatory sanctions and reputational harm. These unforeseen, catastrophic or uncontrollable events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party providers or clients. If our systems, networks or infrastructure were to fail or be negatively impacted as a result of an unforeseen, catastrophic or uncontrollable event, our business functions could be interrupted, our ability to make our platforms and solutions available to our clients could be impaired and, as a result, we could lose critical data and revenues. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen, catastrophic or uncontrollable event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
In addition, our U.S. operations are heavily concentrated in the New York metro area and our European operations are heavily concentrated in London, United Kingdom. Any event that affects either of those geographic areas could affect our ability to operate our business.
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
Failure to retain our senior management team or the inability to attract and retain qualified personnel could materially adversely impact our ability to operate or grow our business.
The success of our business depends upon the skills, experience and efforts of our executive officers and other key personnel. Although we have invested in succession planning, the loss of key members of our senior management team or other key personnel could nevertheless have a material adverse effect on our business, financial condition and results of operations. Should we lose the services of a member of our senior management team or other key personnel, we may have to conduct a search for a qualified replacement. This search may be prolonged, and we may not be able to locate and hire a qualified replacement.
Our business also depends on our ability to continue to attract, motivate and retain a large number of highly qualified personnel in order to support our clients and achieve business results. There is a limited pool of employees who have the requisite skills, training and education. Identifying, recruiting, training, integrating and retaining qualified personnel requires significant time, expense and attention, and the market for qualified personnel, particularly those with experience in technology, clearing and settlement, product management and regulatory compliance, has become increasingly competitive as an increasing number of companies seek to enhance their positions in the markets we serve. In particular, we compete for technology personnel with highly innovative technology companies and large companies focused on technology development both in and outside our traditional geographic markets. Many of these companies have significant financial resources and more recognizable brands than ours and may be able to offer more attractive employment opportunities and more lucrative compensation packages. Our inability to attract, retain and motivate personnel with the requisite skills could impair our ability to develop new platforms, platform features or solutions, enhance our existing platforms and solutions, grow our client base, enter into new markets, operate under various regulatory frameworks or manage our business effectively.
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
As of December 31, 2022, we had goodwill of $2.8 billion and indefinite-lived intangible assets of $0.3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
We may be unable to achieve our environmental, social and governance (“ESG”) goals.
We have established ESG goals for our business. These goals reflect our current plans and aspirations and we may not be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.
Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include our ability to accurately track Scope 1, 2 and 3 greenhouse gas emissions, the evolving regulatory requirements affecting ESG standards or disclosures and our ability to recruit, develop and retain diverse talent in our workforce.
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC and European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our ESG practices and goals do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.
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

The success of our growth plan depends, in part, on our ability to implement our business strategies. In particular, our growth depends on our ability to maintain and expand our network by attracting new clients, increasing the use of our platforms and solutions by existing clients and by integrating them across geographies and a wide range of asset classes, products, trade types and trade sizes within our marketplaces. Our growth also depends on, among other things, our ability to increase our market share, add new products, enhance our existing platforms and solutions, develop new offerings that address client demand and market trends and stay abreast of changing market conditions and regulatory requirements. Our growth may also be dependent on our ability to further diversify our revenue base. As of December 31, 2022, we derived approximately 51% of our revenue from our Rates asset class. Our long-term growth plan includes expanding the number of products we offer across asset classes, by investing in our development efforts and increasing our revenues by growing our market share in our existing markets and entering into new markets. We cannot assure you that we will be able to successfully execute our growth plan or implement our business strategies within our expected timing or at all or be able to maintain or improve our current level of business, and we may decide to alter or discontinue certain aspects of our growth plan at any time.
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
These and other factors have led us to scale back our expansion efforts into new markets in the past, and there can be no assurance that we will not experience similar difficulties in the future. For example, although we have since re-entered the Asian market, following the 2008 financial crisis, we did not continue to actively invest in our operations in Asia, following our entry into that market in 2004. There can be no assurance that we will be able to successfully maintain or grow our operations abroad.
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
From time to time, we may enter into strategic alliances, partnerships or joint ventures as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships and joint ventures entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships and joint ventures; (ii) exercising influence over the activities of joint ventures in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners suffer reputational harm during the pendency of the partnership, become bankrupt or otherwise lack the financial resources to meet their obligations.
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
We have operations in the United States, China, France, Japan, Hong Kong, Singapore, the UK and the Netherlands. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
•local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as COVID-19 and its variants;
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
•increased costs and difficulties in developing and managing our global operations and our technological infrastructure; and
•seasonal fluctuations in business activity.
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
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
For the year ended December 31, 2022, 36% of our revenues derived from our international operations. Since we operate in several different countries outside the United States, most notably the UK, the Netherlands, Japan, as well as China, Singapore, Hong Kong and Canada, among others, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the British pound sterling and euros, as well as Japanese Yen, Chinese Yuan Renminbi, Singapore dollars, Hong Kong dollars and Canadian dollars, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the euro.
While we engage in hedging activity to attempt to mitigate currency exchange rate risk, these hedging activities may not fully mitigate the risk. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.

Risks Relating to Cybersecurity and Intellectual Property
Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks could harm our business, reputation and results of operations.
The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data. Because of our reliance on technology (including through our use of third-party service providers), we are susceptible to various cyber-threats to our systems, networks and infrastructure, in particular those that power our platforms and solutions. Similar to other financial services companies that provide services online, we have experienced, and likely will continue to experience, cyber-threats, cyber-attacks and attempted security breaches. Cyber-threats and cyber-attacks vary in technique and sources, are persistent, frequently change and have become more sophisticated, targeted and difficult to detect and prevent against. These threats and attacks may come from external sources such as governments, crime organizations, hackers and other third parties or may originate internally from an employee or a third-party service provider, and can include unauthorized attempts to access, disable, interrupt, improperly modify or degrade our information, systems, networks and infrastructure or the introduction of computer viruses, ransomware, malware, and other malicious codes and fraudulent “phishing” emails or other forms of social engineering that seek to misappropriate data and information. Due to political uncertainty in certain regions, including military actions associated with Russia’s invasion of Ukraine, we, like other financial services companies, may be subject to a heightened risk of such attacks from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations and platforms. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction in our systems, networks, infrastructure and other operations, affecting, in particular, our platforms and solutions, which could result in reputational damage, financial losses, client dissatisfaction, regulatory enforcement actions, fines and penalties and/or private litigation.
While we have dedicated personnel who are responsible for maintaining our cybersecurity program and training our employees on cybersecurity, and while we utilize third-party technology products and services to help identify, protect and remediate our systems, networks and infrastructure, such measures and security controls may not be adequate or effective to prevent, identify or mitigate a cyber-attack, security breach, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction. We are also dependent on security measures, if any, that our third-party service providers and clients take to protect their own systems, networks and infrastructures. Because techniques used to obtain unauthorized access to, or to sabotage, systems, networks and infrastructures change frequently and generally are not recognized until launched against a target, we, our third-party service providers or our clients may be unable to anticipate these techniques or to implement adequate defensive measures or security controls. Additionally, we may be required in the future to incur significant costs to continue to minimize, mitigate against or alleviate the effects of cyber-attacks, security and data breaches or other security vulnerabilities and to protect against damage caused by such events.
There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by U.S. and foreign regulators. We have an Enterprise Risk Committee, chaired by the Chief Risk Officer, and comprised of the Chief Information Security Officer and heads of Risk Management, Global Compliance, Human Resources, Internal Audit and various business lines, as well as the General Counsel. Cybersecurity risk is overseen by our board of directors and audit committee. The Chief Risk Officer and the Chief Information Security Officer provide regular updates to the Executive Committee, our audit committee and the board of directors.
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
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure, in particular those that power our platforms and solutions. From time to time, we have experienced, and we cannot assure you that we, or our third-party providers, will not experience, systems failures, delays in service or business interruptions. Our systems, networks, infrastructure and other operations, in particular our platforms and solutions, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our trading platforms and related solutions during peak trading times or at times of increased market volatility; power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, including those that are occurring with increasing frequency due to climate change such as natural disasters and extreme weather events; acts of war, terrorism or other armed hostilities; malicious cyberattacks, cyber-warfare or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and/or increased costs associated with such usage.
Any failure of, or significant interruption, delay or disruption to, or security breaches affecting, our systems, networks or infrastructure could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; or legal or regulatory claims, proceedings, penalties or fines. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platforms and solutions, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platforms and solutions.
We internally support and maintain many of our systems and networks, including those underlying our trading platforms; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. In addition, recent supply chain disruptions could affect our ability to procure hardware needed to recover from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

In addition, high-profile system failures in the electronic financial services industry, whether or not involving us directly, could negatively impact our business. In recent years, U.S. and foreign regulators have imposed new requirements on operations such as ours that have been costly for us to implement and that could result in a decrease in the use of our platforms and demand for some of our solutions or result in regulatory investigations, fines and penalties. For example, the SEC’s Regulation Systems Compliance and Integrity and the system safeguards regulations of the CFTC subject portions of our trading platforms and other technological systems related to our SEFs to more extensive regulation and oversight. In January 2022, the SEC proposed amendments which, among other things, would extend Regulation Systems Compliance and Integrity to systems involving U.S. government securities trading. Ensuring our compliance with these (and any future proposed) regulations requires significant ongoing costs and there can be no assurance that government regulators will not impose additional costly obligations on us in the future. If system failures in the industry continue to occur, it is possible that confidence in the electronic financial services industry could diminish, leading to materially decreased trading volumes and revenues.
We may not be able to adequately protect our intellectual property or rely on third-party intellectual property rights, which, in turn, could materially adversely affect our brand and our business.
Our success depends in part on our proprietary technology, processes, methodologies and information and on our ability to further build brand recognition using our tradenames and logos. We rely primarily on a combination of U.S. and foreign patent, copyright, trademark, service mark and trade secret laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights as well as the intellectual property rights of third parties whose content, data, information and other materials we license (see also “—We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.”). We can give no assurances that any such patents, copyrights, trademarks, service marks and other intellectual property rights will protect our business from competition or that any intellectual property rights applied for in the future will be issued, or that the intellectual property rights licensed to us from third-parties will not be subject to challenge. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our rights, and third parties may successfully challenge the validity and/or enforceability of our intellectual property rights. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing platforms, solutions technologies or logos that are substantially equivalent or superior to our own.
The protection of our intellectual property may require the expenditure of financial and managerial resources. Litigation brought to protect and enforce our intellectual property rights or bring a claim against a third-party licensor could be costly, time-consuming and distracting to management and may result in the impairment or loss of portions of our intellectual property. In addition, the laws of some countries in which we now or in the future provide our platforms and solutions may not protect intellectual property rights to the same extent as the laws of the United States. If our efforts to secure, protect and enforce our intellectual property rights are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business.
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
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The SEC, the CFTC, FINRA, the National Futures Association (“NFA”) and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the UK, De Nederlandsche Bank (“DNB”), the Netherlands Authority for the Financial Markets (“AFM”), the Monetary Authority of Singapore, the Hong Kong Securities and Futures Commission, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Japanese Financial Services Agency, the Japan Securities Dealers Association and the Australian Securities and Investment Commission.
Most aspects of our business, and in particular our broker-dealer, SEF and introducing broker subsidiaries, are subject to laws, rules and regulations that cover all aspects of our business, including manner of operation, system integrity, anti-money laundering and financial crimes, handling of material non-public information, safeguarding data, capital requirements, reporting, record retention, market access, licensing of employees and the conduct of officers, employees and other associated persons. See Part I, Item 1. – “Business – Regulation,” for a further description of the laws, rules and regulations that materially impact our business. There can be no assurance that we or our directors, officers and employees will be able to fully comply with these laws, rules and regulations. Any failure to comply with such legal and regulatory requirements could subject us to increased costs, fines, penalties or other sanctions, including suspensions of, or prohibitions on, certain of our activities, revocations of certain of our licenses or registrations, such as our membership in FINRA or our registration as a broker-dealer, or suspension of personnel.
Certain of our subsidiaries are subject to net capital and similar financial resource requirements. For example, our SEF subsidiaries are required to maintain sufficient financial resources to cover operating costs for at least one year. These net capital and related requirements may restrict our ability to withdraw capital from our regulated subsidiaries in certain circumstances, including through the payment of dividends, stock repurchases or the making of unsecured advances or loans.
Some of our subsidiaries are subject to regulations, including under FINRA, the FCA and the DNB, regarding changes in control of their ownership or organizational structure as defined by the applicable regulatory body. These regulations generally provide that prior regulatory approval must be obtained in connection with any transaction resulting in a change in control or organizational structure of the subsidiary, such as changes in direct and indirect ownership or changes in the composition of the board of directors or similar body or the appointment of new officers, and may include similar changes that occur at the Company or any of its stockholders that may be deemed to hold a controlling interest as defined by the applicable regulatory body. As a result of these regulations, our future efforts to sell shares or raise additional capital, or to make changes to our organizational structure, may be delayed or prohibited in circumstances in which such a transaction would give rise to a change in control or organizational structure as defined by the applicable regulatory body.
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
Changes in legislation and in the rules and regulations promulgated by domestic and foreign regulators, and how they are applied, often directly affect the method of operation and profitability of dealers and other financial services intermediaries, including our dealer clients, and could result in restrictions in the way we and our clients conduct business. For example, current financial regulations impose certain capital requirements on, and restrict certain trading activities by, our dealer clients, which could adversely affect such clients’ ability to make markets across a variety of asset classes and products. If our existing dealer clients reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platforms would be negatively impacted, which could materially adversely affect our business, financial condition and results of operations. Our business and that of our clients could also be affected by the monetary policies adopted by the Federal Reserve and foreign central banking authorities, which may affect the credit quality of our clients or increase the cost for our clients to trade certain instruments on our trading platforms. In addition, such changes in monetary policy, such as the Federal Reserve’s recent increases to the federal funds rate, may directly impact our cost of funds for financing and investment activities and may impact the value of any financial instruments we hold.
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
It is difficult to know conclusively how future regulatory developments may directly affect our business. We cannot predict whether additional changes to the laws, rules and regulations that govern our business and operations, including changes to their interpretation, implementation or enforcement, will occur in the future or the extent to which any such changes will impact our business and operations. In addition, we cannot predict how current proposals that have not yet been finalized or that remain subject to ongoing debate will be implemented or in what form. We believe that uncertainty and potential delays around the final form of such new laws, rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact. Additionally, unintended consequences of such new laws, rules and regulations may adversely affect our industry, our clients and us in ways yet to be determined. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.
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
The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, in the European Economic Area (the “EEA”), the General Data Protection Regulation (“GDPR”) imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. The GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the U.S.) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements, including use of standard contractual clauses (“SCCs”), issued by the European Commission. The SCCs impose obligations on companies relating to cross-border personal data transfers, including, for example, depending on a party’s role in the transfer, implementation of additional security measures and to update internal privacy practices. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and we evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, we could incur substantial costs and/or regulatory investigations or fines. We are also subject to the GDPR as incorporated into United Kingdom law (“UK GDPR”). Following Brexit, the European Commission adopted a UK adequacy decision in June 2021 which organizations can rely on for EEA to UK personal data transfers. This decision will automatically expire four years after its entry into force, but it might be renewed provided the UK maintains an adequate level of data protection. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, however, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Outside of Europe and the UK, several other countries in which we operate, including China, Japan, Singapore and Hong Kong have established specific legal requirements for privacy, data protection and information security, including data localization and/or cross-border transfer restrictions.
If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. Moreover, any changes to these laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply.

There has also been increased regulation of data privacy and security in the U.S. at the state level. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, broadly defines personal information, gives California residents expanded data privacy rights and protections to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations and a private right of action for data breaches. The CCPA contained certain exemptions for personal information of employees and job applicants, and personal information collected in a “business-to-business” context, each of which expired as of January 1, 2023, expanding compliance obligations under the CCPA. In addition, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly expanded the CCPA. Among other changes, the CPRA introduced additional obligations such as data minimization and storage limitations; established a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; and granted additional rights to consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA has marked the beginning of a trend toward more stringent state data privacy legislation in the U.S., which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, Virginia, Utah, Connecticut and Colorado have adopted new state data privacy laws that take effect in 2023.
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
At any time, the U.S. federal income tax laws or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated or become effective. Any such law, regulation or interpretation could take effect retroactively, and could adversely affect our business and financial condition, and the impact of any such law, regulation or interpretation on holders of our Class A common stock could be adverse. For example, the IRA enacted, among other changes, a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations.
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
Our ability to comply with all applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance and risk management programs, including audit and reporting systems, that can quickly adapt and respond to changes in the legal and regulatory landscape, as well as our ability to attract and retain qualified compliance, audit, legal, cybersecurity and other compliance and risk management personnel. While we have policies and procedures to identify, monitor and manage our risks and regulatory obligations, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Our risk-management programs may prove to be ineffective because of their design, their implementation and maintenance or the lack of adequate, accurate or timely information. If our risk-management programs and efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition and results of operations.
As part of our compliance and risk management programs, we must rely upon our analysis of laws, rules, regulations and information regarding our industry, markets, personnel, clients and other matters. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Furthermore, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure.
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
We are exposed to litigation risk, including securities litigation risk.
We are from time to time involved in various litigation matters and claims, including lawsuits regarding employment matters, breach of contract matters and other business and commercial matters. See Part I, Item 3. – “Legal Proceedings.” Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. These risks include, among others, disputes over the terms of a trade and claims that a system failure or delay caused monetary loss to a client or that an unauthorized trade occurred. Although we carry insurance that may limit our risk of damages in some matters, we may still sustain uncovered losses or losses in excess of available insurance, and we could incur significant legal expenses defending claims, even those without merit. Due to the uncertain nature of the litigation process, it is not possible to predict with certainty the outcome of any particular litigation matter or claim, and we could in the future incur judgments or enter into settlements that could have a material adverse effect on our business, financial condition and results of operations. The ultimate outcome of litigation matters and claims against us may require us to change or cease certain operations and may result in higher operating costs. An adverse resolution of any litigation matter or claim could cause damage to our reputation and could have a material adverse effect on our business, financial condition and results of operations.
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
Any borrowings under the Revolving Credit Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates rise, as they did throughout 2022, our debt service obligations on any borrowings under the Revolving Credit Facility will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming that the $500.0 million Revolving Credit Facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $0.6 million in annual interest expense on the borrowings under the Revolving Credit Facility.

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
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb. As of December 31, 2022, Refinitiv controls approximately 91.2% of the combined voting power of our common stock as a result of its ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as Refinitiv continues to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by Refinitiv. Even when Refinitiv ceases to own shares of our common stock representing a majority of the combined voting power, for so long as Refinitiv continues to own a significant percentage of our common stock, Refinitiv will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its combined voting power. Accordingly, for such period of time, Refinitiv will continue to have significant influence with respect to our management, business plans and policies. In particular, Refinitiv is able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

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
•the requirement that director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors; and
•the requirement that we have a compensation committee that is composed entirely of independent directors.
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

In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (“DGCL”), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of our company, (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of our company to our company or our stockholders, (iii) action asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws or (iv) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Notwithstanding the foregoing, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
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

We also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included in this Annual Report on Form 10-K. We intend, as its sole manager of TWM LLC, to cause TWM LLC to continue to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. When TWM LLC makes distributions, Continuing LLC Owners will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions. TWM LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which TWM LLC is then a party, or any applicable law, or that would have the effect of rendering TWM LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, including under the Revolving Credit Facility, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. See “— Risks Relating to Ownership of Our Class A Common Stock.”
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
TWM LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of TWM LLC. Under the TWM LLC Agreement, TWM LLC is generally required from time to time to make pro rata distributions in cash to us and the other holders of LLC Interests in amounts that are intended to be sufficient to cover the taxes on our and the other LLC Interests holders’ respective allocable shares of the taxable income of TWM LLC. As a result of (i) potential differences in the amount of net taxable income allocable to us and the other LLC Interest holders, (ii) the lower tax rate applicable to corporations as compared to individuals and (iii) the favorable tax benefits that we anticipate receiving from (a) acquisitions of LLC Interests in connection with future taxable redemptions or exchanges of LLC Interests for shares of our Class A common stock or Class B common stock, as applicable, and (b) payments under the Tax Receivable Agreement, we expect that these tax distributions will be in amounts that exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, any potential dividends, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. No adjustments to the redemption or exchange ratio of LLC Interests for shares of Class A common stock or Class B common stock, as applicable, will be made as a result of either (i) any cash distribution by TWM LLC or (ii) any cash that we retain and do not distribute to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and Class B common stock and instead, for example, hold such cash balances or lend them to TWM LLC, Continuing LLC Owners would benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock or Class B common stock, as applicable, following a redemption or exchange of their LLC Interests.

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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Interests held by Continuing LLC Owners, the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the timing and amount of any earlier payments we make under the Tax Receivable Agreement itself, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWM LLC attributable to the redeemed or exchanged LLC Interests, the payments that we may make to the existing Continuing LLC Owners could be substantial. For example, as of December 31, 2022, we recorded a liability of $425.7 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were exchanged by Continuing LLC Owners during the years ended December 31, 2022, 2021, 2020 and 2019. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
Risks Relating to Ownership of our Class A Common Stock
Refinitiv and Continuing LLC Owners may require us to issue additional shares of our Class A common stock.
As of February 17, 2023, we have an aggregate of 888,774,111 shares of Class A common stock authorized but unissued, including approximately 123,275,273 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by Refinitiv and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, as applicable, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).

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
The market price and trading volumes of our Class A common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price and trading volume of our Class A common stock:
•negative trends in global economic conditions or activity levels in our industry, including any potential recession in the U.S. or global economies;
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock, impair our ability to raise capital through the sale of additional equity securities or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of February 17, 2023 we have 111,225,889 outstanding shares of Class A common stock and 123,275,273 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests or exchange of shares of our Class B common stock.
In addition, shares of Class A common stock issued or issuable upon exercise of options that have currently vested and vesting of the PRSUs and RSUs are eligible for sale. We have filed registration statements on Form S-8 under the Securities Act covering approximately 32 million shares of Class A common stock issued or issuable under our equity incentive plans. Accordingly, shares registered under such registration statements are available for sale in the open market following the vesting of awards, as applicable, the expiration or waiver of any applicable lockup period and subject to Rule 144 limitations applicable to affiliates.
In addition, pursuant to the Registration Rights Agreement, Refinitiv, its affiliates and certain of its transferees have the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of Class A common stock. Registration of these shares under the Securities Act, would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act.

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
Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, only from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. Certain of these subsidiaries are or may in the future be subject to regulatory capital requirements that limit the size or frequency of distributions. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of the Revolving Credit Facility, any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
The timing and amount of any share repurchases are subject to a number of uncertainties.
On December 5, 2022, our board of directors approved a share repurchase program with an indefinite term under which the Company may purchase up to $300 million of its Class A common stock (the “Share Repurchase Program”). Pursuant to the Share Repurchase Program, the Company may repurchase its Class A common stock from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs, or pursuant to Rule 10b5-1 plans. The Share Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The Share Repurchase Program has no termination date, may be suspended or discontinued at any time and does not obligate the company to acquire any amount of Class A common stock, and our board of directors may not authorize any increases to or extensions of the Share Repurchase Program or any new repurchase program in the future.
The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. For example, the IRA imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and may cause management to reduce the number of shares repurchased pursuant to the program. Additional considerations that could cause management to limit, suspend or delay future stock repurchases include unfavorable market conditions, the trading price of our Class A common stock, the nature and magnitude of other investment opportunities available to us from time to time and the allocation of available cash.

In addition, repurchases of shares of our Class A common stock pursuant to the Share Repurchase Program could affect our stock price and increase its volatility. For example, the existence of the Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Class A common stock. Our repurchases may also not enhance stockholder value because the stock price of our Class A common stock may decline below the prices at which we repurchased shares and short-term stock price fluctuations could reduce the program’s effectiveness. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance or pursue our business strategies.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and Nasdaq, may strain our resources, increase our costs and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are subject to the reporting requirements of the Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act and Nasdaq. These requirements may place a strain on our management, systems and resources. In addition, we have incurred, and expect to continue to incur significant legal, accounting, insurance and other expenses in connection with being a public company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Nasdaq requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting and comply with the Exchange Act and Nasdaq requirements, significant resources and management oversight are required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the market price of our Class A common stock.
The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to incur additional costs in connection with compliance with the SEC’s new climate-related disclosure rules. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2022, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	41,062	12/31/2023	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	9/30/2024	Office Space
We also lease offices in Boston, Massachusetts, Garden City, New York, Shanghai, China, Paris, France, Hong Kong, Tokyo, Japan, Amsterdam, Netherlands and Singapore.
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
Defendants filed motions to dismiss in February 2018, including a separate motion to dismiss filed by the Tradeweb Parties. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The Plaintiffs filed an amended complaint on or about May 14, 2021, and the Company served its motion to dismiss the amended compliant on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the Plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. The parties have requested oral argument on the appeal, which request is currently pending, and no date for oral argument has yet been set. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to continue to vigorously defend our position.
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
Holders
As of December 31, 2022, there are two holders of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our Class C common stock and 12 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Such shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for The Depository Trust Company, who is considered to be one of the two holders of record of our Class A common stock.
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.09 per share. The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, the Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. Because Tradeweb must pay taxes and make payments under the Tax Receivable Agreement, amounts ultimately distributed as dividends to holders of our Class A common stock or Class B common stock are expected to be less than the amounts distributed by TWM LLC to its members on a per LLC Interest basis. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of the Revolving Credit Facility or any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
During 2022, Tradeweb Markets Inc. paid quarterly cash dividends of $0.08 per share, in an aggregate amount of $66.0 million, to the holders of Class A common stock and Class B common stock.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2022, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
October 1, 2022 – October 31, 2022	167,174	$53.84	167,174	$—
November 1, 2022 – November 30, 2022	—	—	—	$—
December 1, 2022 – December 31, 2022	387,198	64.57	387,198	$275,000
Total	554,372	$61.33	554,372
(1)On February 4, 2021, we announced that our board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The 2021 Share Repurchase Program authorized the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The 2021 Share Repurchase Program was effected through regular open-market purchases (which included repurchase plans designed to comply with Rule 10b5-1). The 2021 Share Repurchase Program did not require the Company to acquire a specific number of shares and was able to be suspended, amended or discontinued at any time. As of October 31, 2022, no shares remained available for repurchase pursuant to the 2021 Share Repurchase Program.
On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.
Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”). During the three months ended December 31, 2022, the Company withheld 25,630 shares of common stock from employee stock option, PRSU and/or RSU awards.

Stock Performance Graph
The following graph shows a comparison from April 4, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2022 of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on April 4, 2019, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Total Return Performance
Tradeweb Markets Inc.
S&P 500
Dow Jones US Financials Index
Index Value
300
250
200
150
100
4/4/19
12/31/19
12/31/20
12/31/21
12/30/22

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
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections titled “Introductory Note”, “Use of Non-GAAP Financial Measures” and our audited consolidated financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
The following discussion includes a comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2022 and 2021, respectively. A comparison of our results of operations, cash flows and liquidity and capital resources from the years ended December 31, 2021 and December 31, 2020 may be found in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our institutional client sector serves institutional investors in over 65 countries around the globe and across over 25 currencies. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.
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

Trends and Other Factors Impacting Our Performance
CEO Transition
On February 16, 2022, we announced that Mr. Lee Olesky would retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. On February 11, 2022, the board of directors elected our then-current President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Following his retirement as CEO, Mr. Olesky has continued in his role as Chairman of the board of directors.
As of the beginning of Mr. Olesky’s six month notice period under our 2019 Omnibus Equity Incentive Plan, there were (i) approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus (ii) $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that were accelerated and amortized into expense over a revised estimated service period that ended on August 11, 2022, the date that such six month notice period ended. In addition, in December 2022, $5.5 million in stock-based compensation awards, relating to 2022 performance, were granted to Mr. Olesky and immediately recognized into expense upon grant. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $14.1 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”) that is excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income as it is recorded as expense. Total amortization amounts disclosed were based on a 100% multiplier achieved for the 2022 performance-based restricted stock units and were adjusted, up by $0.7 million, based on the final performance multiplier achieved for the year ended December 31, 2022. See “—Non-GAAP Financial Measures” below for further details. During the year ended December 31, 2022, we incurred a total of $15.0 million in CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes.
President Transition
On July 13, 2022, we announced that the board of directors appointed Mr. Thomas Pluta as our next President effective as of January 1, 2023. Mr. Pluta succeeded Mr. Hult in this role, when, as previously announced and discussed above, Mr. Hult assumed the position of CEO of the Company on January 1, 2023. Mr. Pluta joined the Company as President-elect on October 3, 2022. Upon announcement, Mr. Pluta was a standing non-independent member of our board of directors and has remained on the board in his new role.
CFO Transition
On August 30, 2021, our Board of Directors appointed Sara Furber to serve as our new Chief Financial Officer (“CFO”), effective September 7, 2021. She succeeded Robert Warshaw, our former CFO, who left the Company following a period of transition ending on January 4, 2022. In connection with her employment offer, Ms. Furber was granted RSUs and PRSUs with grant date fair values totaling $3.9 million, collectively referred to as the “CFO Special Equity Awards”. See Note 13 – Stock-Based Compensation Plans to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details of the CFO Special Equity Awards. As of August 30, 2021, there was approximately $1.8 million in unamortized stock-based compensation expense associated with equity awards previously granted to Mr. Warshaw, which was accelerated and amortized into expense over a revised estimated service period ending on January 4, 2022 (the “Former CFO Accelerated Stock-Based Compensation Expense”). During the year ended December 31, 2021, we incurred a total of $1.3 million in GAAP stock-based compensation expense relating to the CFO Special Equity Awards and $1.7 million relating to the Former CFO Accelerated Stock-Based Compensation Expense. The Former CFO Accelerated Stock-Based Compensation Expense is excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income.
COVID-19
Since the onset of the COVID-19 pandemic, we have been focused on keeping our employees safe, helping our staff and clients stay connected and ensuring our platforms operate efficiently. Throughout the pandemic, we implemented a series of measures to protect the health and safety of our employees. During 2022, we, like many companies, began to transition our workforce back to the office. Our office re-entry policy set out guidance to protect employee safety and implement, at a minimum, the local regulations including, where applicable, masking mandates, vaccination status for in-person work, quarantine time, testing requirements, appropriate distancing measures and capacity limitations. Our Workplace Safety Committee is governed by the heads of Risk, Human Resources, Facilities, Operations, Technology, and Marketing and meets in frequencies determined by the necessity and severity of the current conditions. We will continue to monitor the impact of COVID-19, including any related variants, and will adjust our plans accordingly.
In light of the market volatility and economic disruption that has arisen in the wake of the pandemic, we have worked closely with our clients to provide flexible, stable, resilient and secure access to our platforms across our multi-asset offerings so they can reliably manage their core cash and derivatives needs in the diverse geographic, product and customer sector markets we serve. Our employees and clients together have adapted to working remotely or on a hybrid basis.

We are focused on minimizing any future disruptive impact of COVID-19 on our business. Although we have implemented risk management and contingency plans and taken preventive measures and other precautions, our efforts to mitigate the effects of any disruptions may prove to be inadequate. Further, as the COVID-19 situation is unprecedented and continuously evolving, COVID-19, including any related variants, may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations. As the COVID-19 pandemic continues to evolve, it may also have the effect of heightening many of the risks described in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2023 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, and legislative, regulatory or government policy changes.
Because the majority of our financial assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and benefits and technology and communication expenses, which may not be readily recoverable in the prices of our services. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Annual Report on Form 10-K. To the extent inflation, along with other factors, continue to result in rising interest rates and have other adverse effects on the securities markets and the overall economy, they may adversely affect our results of operations and financial condition.
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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. – “Business – Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States and abroad may be subject to future legislative and regulatory changes driven by U.S. and global issues and priorities. The impact of any changes in the legal or regulatory landscape on us and our operations remains uncertain. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency and Derivative Risk” elsewhere in this Annual Report on Form 10-K, for the change in revenue and operating income caused by fluctuations in foreign currency rates and realized and unrealized gains/losses from foreign currency during the years ended December 31, 2022, 2021 and 2020.
Recent Developments
On February 16, 2023, the Board of Directors (the “Board”) appointed Mr. Troy Dixon as an independent director of the Board, effective as of March 1, 2023. Mr. Dixon is the Founder and Chief Investment Officer of Hollis Park Partners LP, an alternative asset manager that specializes in structured products, a position he has held since 2013. Mr. Dixon has nearly thirty years of industry experience, including leading residential mortgage-backed securities trading at UBS Inc. from 2002 to 2006 and at Deutsche Bank from 2006 to 2013.
Taxation
In connection with the Reorganization Transactions, we became the sole manager of TWM LLC. As a result, beginning with the second quarter of 2019, we became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of TWM LLC and are taxed at prevailing corporate tax rates. Our actual effective tax rate is impacted by our ownership share of TWM LLC, which has increased over time primarily due to Continuing LLC Owners redeeming or exchanging their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, and our purchase of LLC Interests from Continuing LLC Owners. Furthermore, in connection with the IPO, we entered into the Tax Receivable Agreement pursuant to which we began to make payments in January 2021, and we expect future payments to be significant. We intend to continue to cause TWM LLC to make distributions in an amount sufficient to allow us to pay our tax obligations, operating expenses, including payments under the Tax Receivable Agreement, and our quarterly cash dividends, as and when declared by our board of directors.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We are currently evaluating the impacts, if any, of the provisions of the IRA however, do not expect a material impact to our financial condition, results of operations and cash flows. We do not currently anticipate the adoption of the IRA will have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.

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
For purposes of our discussion of our results of operations, we include Refinitiv market data fees in subscription fees. We earn fixed license fees from our market data license agreement with Refinitiv. We also earn royalties from Refinitiv for referrals of new Eikon (a Refinitiv data platform) customers based on customer conversion rates. Royalties may fluctuate from period to period depending on the numbers of customer conversions achieved by Refinitiv during the applicable royalty fee earning period, which is typically five years from the date of the initial referral.
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
Income (Loss) from Investments
Income (loss) from investments consists of income and losses earned from investments.
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
Net Income Attributable to Non-Controlling Interests
We are the sole manager of TWM LLC. As a result of this control, and because we have a substantial financial interest in TWM LLC, we consolidate the financial results of TWM LLC and report a non-controlling interest in our consolidated financial statements, representing the economic interests of TWM LLC held by Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by us and any Continuing LLC Owners.
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of December 31, 2022, we owned 88.7% of TWM LLC and Continuing LLC Owners owned the remaining 11.3% of TWM LLC.

Results of Operations
For the Years Ended December 31, 2022 and December 31, 2021
The following table sets forth a summary of our statements of income for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,188,781	$1,076,447	$112,334	10.4%
Total expenses	776,208	717,619	58,589	8.2%
Operating income	412,573	358,828	53,745	15.0%
Tax receivable agreement liability adjustment	13,653	12,745	908	7.1%
Net interest income (expense)	11,907	(1,590)	13,497	(848.9)%
Income (loss) from investments	(1,000)	—	(1,000)	N/M
Income before taxes	437,133	369,983	67,150	18.1%
Provision for income taxes	(77,520)	(96,875)	19,355	(20.0)%
Net income	359,613	273,108	86,505	31.7%
Less: Net income attributable to non-controlling interests	50,275	46,280	3,995	8.6%
Net income attributable to Tradeweb Markets Inc.	$309,338	$226,828	$82,510	36.4%
N/M = not meaningful
Revenues
Our revenues for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$950,269	79.9%	$846,354	78.6%	$103,915	12.3%
Subscription fees (1)	228,643	19.2	219,609	20.4	9,034	4.1%
Other	9,869	0.8	10,484	1.0	(615)	(5.9)%
Total revenue	$1,188,781	100.0%	$1,076,447	100.0%	$112,334	10.4%

Components of total revenue growth:
Constant currency change (2)						14.0%
Foreign currency impact						(3.6)%
Total revenue growth						10.4%
(1)Subscription fees for the years ended December 31, 2022 and 2021 include $62.7 million and $61.2 million, respectively, of Refinitiv market data fees.
(2)Constant currency revenue change, which is a non-GAAP financial measure, is defined as total revenue change excluding the effects of foreign currency fluctuations. Total revenue excluding the effects of foreign currency fluctuations is calculated by translating the current period and prior period’s total revenue using the annual average exchange rates for the prior period. We use constant currency change as a supplemental metric to evaluate our underlying total revenue performance between periods by removing the impact of foreign currency fluctuations. We believe that providing constant currency change provides a useful comparison of our total revenue performance and trends between periods.

Our diversified offering across products, client sectors and geographies supported sustained growth amidst a complex macroeconomic backdrop, including evolving central bank policy, sustained elevated volatility, economic concerns and a stronger U.S. dollar. The primary driver of the $112.3 million increase in revenue is related to a $103.9 million increase in transaction fees and commissions to $950.3 million for the year ended December 31, 2022 from $846.4 million for the year ended December 31, 2021, primarily due to increased volumes and fees for rates derivatives products, municipals, U.S. ETFs, U.S. government bonds and U.S. corporate bonds.
Our total revenue by asset class for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$605,406	$562,878	$42,528	7.6%
Credit	331,803	292,437	39,366	13.5%
Equities	93,474	71,076	22,398	31.5%
Money Markets	49,958	44,294	5,664	12.8%
Market Data	85,913	82,142	3,771	4.6%
Other	22,227	23,620	(1,393)	(5.9)%
Total revenue	$1,188,781	$1,076,447	$112,334	10.4%
Our variable and fixed revenues by asset class for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2022		2021		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$383,780	$221,626	$338,395	$224,483	$45,385	$(2,857)	13.4%	(1.3)%
Credit	305,760	26,043	266,367	26,070	39,393	(27)	14.8%	(0.1)%
Equities	84,354	9,120	60,579	10,497	23,775	(1,377)	39.2%	(13.1)%
Money Markets	32,306	17,652	27,884	16,410	4,422	1,242	15.9%	7.6%
Market Data	—	85,913	—	82,142	—	3,771	—	4.6%
Other	—	22,227	—	23,620	—	(1,393)	—	(5.9)%
Total revenue	$806,200	$382,581	$693,225	$383,222	$112,975	$(641)	16.3%	(0.2)%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $42.5 million or 7.6% to $605.4 million for the year ended December 31, 2022 compared to $562.9 million for the year ended December 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds, partially offset by lower trading volumes for mortgages as historically high mortgage rates and inflation during 2022 impacted issuance and trading activity in mortgage products.
Credit. Revenues from our credit asset class increased by $39.4 million or 13.5% to $331.8 million for the year ended December 31, 2022 compared to $292.4 million for the year ended December 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for municipals, U.S. corporate bonds and credit derivatives products.
Equities. Revenues from our equities asset class increased by $22.4 million or 31.5% to $93.5 million for the year ended December 31, 2022 compared to $71.1 million for the year ended December 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.

Money Markets. Revenues from our money markets asset class increased by $5.7 million or 12.8% to $50.0 million for the year ended December 31, 2022 compared to $44.3 million for the year ended December 31, 2021 primarily due to variable transaction fees and commissions on higher trading volumes for certificates of deposit and repurchase agreements.
Market Data. Revenues from our market data asset class increased by $3.8 million or 4.6% to $85.9 million for the year ended December 31, 2022 compared to $82.1 million for the year ended December 31, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Other. Revenues from our other asset class decreased by $1.4 million or 5.9%, to $22.2 million for the year ended December 31, 2022 compared to $23.6 million for the year ended December 31, 2021 primarily due to decreased fees from retail client fee minimums.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$719,211	$668,812	$50,399	7.5%
Wholesale	273,189	254,927	18,262	7.2%
Retail	110,468	70,566	39,902	56.5%
Market Data	85,913	82,142	3,771	4.6%
Total revenue	$1,188,781	$1,076,447	$112,334	10.4%
Institutional. Revenues from our institutional client sector increased by $50.4 million or 7.5% to $719.2 million for the year ended December 31, 2022 from $668.8 million for the year ended December 31, 2021. The increase was derived primarily from increased volumes for rates derivatives products, U.S. ETFs and credit derivatives products, partially offset by lower trading volumes for mortgages as historically high mortgage rates and inflation during 2022 impacted issuance and trading activity in mortgage products.
Wholesale. Revenues from our wholesale client sector increased by $18.3 million or 7.2% to $273.2 million for the year ended December 31, 2022 from $254.9 million for the year ended December 31, 2021. The increase was derived primarily from increased volumes for U.S. government bonds.
Retail. Revenues from our retail client sector increased by $39.9 million or 56.5% to $110.5 million for the year ended December 31, 2022 from $70.6 million for the year ended December 31, 2021. The increase was derived primarily from increased volumes for municipals, U.S. corporate bonds and U.S. government bonds.
Market Data. Revenues from our market data client sector increased by $3.8 million or 4.6% to $85.9 million for the year ended December 31, 2022 from $82.1 million for the year ended December 31, 2021. The increase was derived primarily from increased third party market data fees and Refinitiv market data fees.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the years ended December 31, 2022 and 2021, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$760,642	$673,223	$87,419	13.0%
International	428,139	403,224	24,915	6.2%
Total revenue	$1,188,781	$1,076,447	$112,334	10.4%

U.S. Revenues from U.S. clients increased by $87.4 million or 13.0% to $760.6 million for the year ended December 31, 2022 from $673.2 million for the year ended December 31, 2021 primarily due to higher revenues for municipals, U.S. ETFs and U.S. corporate bonds.
International. Revenues from International clients increased by $24.9 million or 6.2% to $428.1 million for the year ended December 31, 2022 from $403.2 million for the year ended December 31, 2021. Fluctuations in foreign currency rates decreased our total International revenues for the year ended December 31, 2022 by $37.4 million when comparing to International revenues for the year ended December 31, 2022 determined using constant currency foreign currency exchange rates. Excluding this foreign currency impact, international revenues increased by $62.3 million or 15.5% primarily due to higher revenues for rates derivatives products, European government bonds, credit derivatives products and European ETFs.
Operating Expenses
Our expenses for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$432,421	$407,260	$25,161	6.2%
Depreciation and amortization	178,879	171,308	7,571	4.4%
Technology and communications	65,857	56,189	9,668	17.2%
General and administrative	46,561	32,153	14,408	44.8%
Professional fees	37,764	36,181	1,583	4.4%
Occupancy	14,726	14,528	198	1.4%
Total expenses	$776,208	$717,619	$58,589	8.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $25.2 million or 6.2% to $432.4 million for the year ended December 31, 2022 from $407.3 million for the year ended December 31, 2021. The increase was primarily due to an increase in salaries and benefits as a result of increased employee headcount. During the year ended December 31, 2022, we also incurred a total of $15.0 million in stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition” for further details. During the year ended December 31, 2021 we incurred a total of $1.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $7.6 million or 4.4% to $178.9 million for the year ended December 31, 2022 from $171.3 million for the year ended December 31, 2021. The increase in depreciation and amortization expense was primarily the result of assets acquired in connection with the NFI Acquisition. Also contributing to the increase were longer estimated useful lives of computer software and the adjusted fair value of the assets that were established in connection with pushdown accounting on October 1, 2018 (see Note 2 – Significant Accounting Policies — Pushdown Accounting, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details). Assets which may have been fully depreciated or amortized prior to the application of pushdown accounting are still being depreciated or amortized in these periods.
Technology and Communications. Expenses related to technology and communications increased by $9.7 million or 17.2% to $65.9 million for the year ended December 31, 2022 from $56.2 million for the year ended December 31, 2021. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data and clearance fees driven primarily by higher trading volumes period over period.
General and Administrative. Expenses related to general and administrative costs increased by $14.4 million or 44.8% to $46.6 million for the year ended December 31, 2022 from $32.2 million for the year ended December 31, 2021. The increase was primarily due to higher travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2021. Also contributing to the increase were realized and unrealized foreign currency gains, which decreased by $2.4 million to $2.6 million for the year ended December 31, 2022 from $5.0 million for the year ended December 31, 2021. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by a decrease in foreign currency re-measurement losses on transactions in nonfunctional currencies.

Professional Fees. Expenses related to professional fees increased by $1.6 million or 4.4% to $37.8 million for the year ended December 31, 2022 from $36.2 million for the year ended December 31, 2021. The increase was primarily the result of increased legal fees during 2022, partially offset by acquisition transaction costs related to the NFI Acquisition incurred during the year ended December 31, 2021.
Occupancy. Expenses related to occupancy costs remained relatively flat at $14.7 million for the year ended December 31, 2022 as compared to $14.5 million for the year ended December 31, 2021.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment increased by $0.9 million to $13.7 million for the year ended December 31, 2022 from $12.7 million for the year ended December 31, 2021, due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
Net Interest Income (Expense)
Net interest income increased by $13.5 million to $11.9 million of net interest income for the year ended December 31, 2022 from $1.6 million of net interest expense for the year ended December 31, 2021, primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Income (Loss) From Investments
Our net loss from investments increased to $1.0 million for the year ended December 31, 2022 due to a write-off of an investment that was determined to be uncollectible.
Income Taxes
Income tax expense decreased by $19.4 million to $77.5 million for the year ended December 31, 2022 from $96.9 million for the year ended December 31, 2021. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2022 was approximately 17.7%, compared with 26.2% for the year ended December 31, 2021. The effective tax rate for the years ended December 31, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the state and local taxes including the tax impact of state apportionment rates changes on total tax expense as a result of the remeasurement of the Company’s net tax deferred asset, the effect of non-controlling interests and the tax impact of the exercise of equity compensation.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the years ended December 31, 2022 and 2021. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of December 31, 2022 and 2021, we had cash and cash equivalents of approximately $1.3 billion and $972.0 million, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months.
Factors Influencing Our Liquidity and Capital Resources
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.09 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.
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
Cash Dividends
On February 2, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the first quarter of 2023. This dividend will be payable on March 15, 2023 to stockholders of record as of March 1, 2023. The February 2023 dividend declaration of $0.09 represents a 12.5% per share increase from our historical quarterly dividend of $0.08 per share. During 2022, Tradeweb Markets Inc. paid quarterly cash dividends of $0.08 per share to holders of Class A common stock and Class B common stock, in an aggregate amount totaling $66.0 million.

Cash Distributions
On February 2, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 1, 2023, payable on March 13, 2023.
During 2022, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount totaling $88.4 million, including distributions to Tradeweb Markets Inc. totaling $77.5 million and distributions to non-controlling interests totaling $10.9 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On February 4, 2021, we announced that our board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The 2021 Share Repurchase Program authorized the purchase of up to $150.0 million of our Class A common stock at the Company’s discretion through the end of fiscal year 2023. The 2021 Share Repurchase Program was effected through regular open-market purchases (which included repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases were subject to general market conditions and the prevailing price and trading volumes of our Class A common stock. The 2021 Share Repurchase Program did not require the Company to acquire a specific number of shares and was able to be suspended, amended or discontinued at any time. During the year ended December 31, 2022, the Company acquired a total of 959,869 shares of Class A common stock, at an average price of $77.43, for purchases totaling $74.3 million pursuant to the 2021 Share Repurchase Program. As of December 31, 2022, no shares remained available for repurchase pursuant to the 2021 Share Repurchase Program.
On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended December 31, 2022, the Company acquired a total of 387,198 shares of Class A common stock, at an average price of $64.57, for purchases totaling $25.0 million pursuant to the 2022 Share Repurchase Program. As of December 31, 2022, a total of $275.0 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
Other Share Repurchases
In addition to the share repurchase programs discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs.
During the years ended December 31, 2022 and 2021, the Company withheld 1,074,467 and 983,072 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $94.64 and $72.25, respectively, and an aggregate value of $101.7 million and $71.0 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of December 31, 2022, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $425.7 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.

Liabilities under the Tax Receivable Agreement include amounts to be paid to Continuing LLC Owners, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. As of December 31, 2022, we had the following obligations expected to be paid pursuant to the Tax Receivable Agreement:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in thousands)
Tax receivable agreement liability	$425,724	$5,791	$77,677	$42,340	$299,916
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
Indebtedness
As of December 31, 2022 and 2021, we had no outstanding indebtedness.
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
As of December 31, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of December 31, 2022, we had availability of $499.5 million.
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
As of December 31, 2022, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. In March 2022, the lease for our New York headquarters was extended for an amended term through December 2023, as we continue to evaluate our office space needs for the future. As of December 31, 2022, our operating lease liabilities totaled $27.9 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $11.9 million and $17.5 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total capital expenditures and software development costs for fiscal 2023 to be between $56 million and $62 million, compared to expenditures of $60.1 million in fiscal year 2022 and $51.3 million in fiscal year 2021, with the midpoint of our 2023 capital expenditure guidance at slightly lower than fiscal year 2022 due to the acceleration of certain infrastructure enhancements during 2022.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2022 and 2021, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $69.1 million and $66.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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

Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable from affiliates. Current liabilities consist of payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable to affiliates, accounts payable, accrued expenses and other liabilities, lease liabilities and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions.
Our working capital as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021

	(in thousands)
Cash and cash equivalents	$1,257,229	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	11,632	—
Deposits with clearing organizations	23,906	20,523
Accounts receivable	142,676	129,937
Receivable from affiliates	6	3,313
Total current assets	1,436,449	1,126,821
Payable to brokers and dealers and clearing organizations	11,264	—
Accrued compensation	150,884	154,824
Deferred revenue	22,827	24,930
Payable to affiliates	1,414	4,860
Current portion of:
Accounts payable, accrued expenses and other liabilities	51,917	38,214
Lease liabilities	11,265	7,534
Tax receivable agreement liability	5,791	9,078
Total current liabilities	255,362	239,440
Total working capital	$1,181,087	$887,381
Current Assets
Current assets increased to $1.4 billion as of December 31, 2022 from $1.1 billion as of December 31, 2021 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below).
Current Liabilities
Current liabilities increased to $255.4 million as of December 31, 2022 from $239.4 million as of December 31, 2021 primarily due an increase in accounts payable, accrued expenses and other liabilities, primarily as a result of an increase in current income tax expense.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Net cash provided by operating activities	$632,822	$578,021	$443,234
Net cash used in investing activities	(60,096)	(259,110)	(62,536)
Net cash used in financing activities	(276,703)	(136,100)	(52,693)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,842)	(2,043)	2,564
Net increase (decrease) in cash, cash equivalents and restricted cash	$285,181	$180,768	$330,569
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
Net cash provided by operating activities for the year ended December 31, 2022 was $632.8 million, an increase of $54.8 million as compared to the year ended December 31, 2021, primarily driven by an increase in net income during 2022, partially offset by changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $60.1 million for the year ended December 31, 2022, which consisted of $36.9 million of capitalized software development costs and $23.2 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $259.1 million for the year ended December 31, 2021, which consisted of $207.8 million in total net cash paid related to the NFI Acquisition (net of cash acquired), $34.5 million of capitalized software development costs and $16.9 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $276.7 million, and was primarily driven by $99.3 million in share repurchases pursuant to our share repurchase programs, $91.5 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises and $66.0 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the year ended December 31, 2021 was $136.1 million, and was primarily driven by $75.7 million in share repurchases pursuant to our 2021 Share Repurchase Program and $64.6 million in cash dividends to our Class A and Class B common stockholders, partially offset by $22.1 million in net proceeds from stock-based compensation option exercises, net of related stock-based compensation payroll tax payments for options, PRSUs and RSUs.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Cash flow from operating activities	$632,822	$578,021	$443,234
Less: Capitalization of software development costs	(36,882)	(34,470)	(31,046)
Less: Purchases of furniture, equipment and leasehold improvements	(23,214)	(16,878)	(11,490)
Free Cash Flow	$572,726	$526,673	$400,698
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS
In addition to net income, net income margin and net income attributable to Tradeweb Markets Inc., each presented in accordance with GAAP, we present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin as non-GAAP measures of our operating performance and Adjusted Net Income and Adjusted Net Income per diluted share (“Adjusted Diluted EPS”) as non-GAAP measures of our profitability.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before net interest income/expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and income and loss from investments.
Adjusted EBIT is defined as net income before net interest income/expense and provision for income taxes, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and income and loss from investments.
Net income margin is defined as net income, divided by revenue for the applicable period. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retired CEO, the CEO Retirement Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CEO Transition,” and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO and retired CEO was fully amortized on January 4, 2022 and December 31, 2022, respectively. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to acquisitions and the related integration are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
Adjusted Net Income and Adjusted Diluted EPS
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., adjusted for certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and income and loss from investments. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, non-cash accelerated stock-based compensation expense associated with our former CFO and related payroll taxes, CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS have limitations as analytical tools, and you should not consider these non-GAAP financial measures in isolation or as alternatives to net income attributable to Tradeweb Markets Inc., net income, net income margin, operating income, gross margin, earnings per share or any other financial measure derived in accordance with GAAP. You are encouraged to evaluate each adjustment and, as applicable, the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of these non-GAAP financial measures. Our presentation of Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT, Adjusted EBIT margin, Adjusted Net Income and Adjusted Diluted EPS may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020

	(dollars in thousands)
Net income	$359,613	$273,108	$218,390
Merger and acquisition transaction and integration costs (1)	1,069	5,073	—
Net interest (income) expense	(11,907)	1,590	316
Depreciation and amortization	178,879	171,308	153,789
Stock-based compensation expense (2)	20,409	16,509	13,025
Provision for income taxes	77,520	96,875	56,074
Foreign exchange (gains) / losses (3)	4,409	(4,702)	6,279
Tax receivable agreement liability adjustment (4)	(13,653)	(12,745)	(11,425)
(Income) loss from investments	1,000	—	—
Adjusted EBITDA	$617,339	$547,016	$436,448
Less: Depreciation and amortization	(178,879)	(171,308)	(153,789)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	126,659	124,580	110,187
Adjusted EBIT	$565,119	$500,288	$392,846
Net income margin	30.3%	25.4%	24.5%
Adjusted EBITDA margin	51.9%	50.8%	48.9%
Adjusted EBIT margin	47.5%	46.5%	44.0%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and other third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $5.4 million, $14.8 million and $13.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, this adjustment also includes $15.0 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our retired CEO. During the year ended December 31, 2021, this adjustment also includes $1.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
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

	Year Ended
	December 31,
	2022	2021	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	51.9%	50.8%	111 bps	113 bps
Adjusted EBIT margin	47.5%	46.5%	106 bps	116 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands except per share amounts)
Earnings per diluted share	$1.48	$1.09	$0.88
Net income attributable to Tradeweb Markets Inc.	$309,338	$226,828	$166,296
Net income attributable to non-controlling interests (1)	50,275	46,280	52,094
Net income	359,613	273,108	218,390
Provision for income taxes	77,520	96,875	56,074
Merger and acquisition transaction and integration costs (2)	1,069	5,073	—
D&A related to acquisitions and the Refinitiv Transaction (3)	126,659	124,580	110,187
Stock-based compensation expense (4)	20,409	16,509	13,025
Foreign exchange (gains) / losses (5)	4,409	(4,702)	6,279
Tax receivable agreement liability adjustment (6)	(13,653)	(12,745)	(11,425)
(Income) loss from investments	1,000	—	—
Adjusted Net Income before income taxes	577,026	498,698	392,530
Adjusted income taxes (7)	(126,946)	(109,713)	(86,357)
Adjusted Net Income	$450,080	$388,985	$306,173
Adjusted Diluted EPS (8)	$1.90	$1.63	$1.31
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(2)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and other third party costs incurred that directly relate to the acquisition transaction or its integration.
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options totaling $5.4 million, $14.8 million and $13.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, this adjustment also includes $15.0 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our retired CEO. During the year ended December 31, 2021, this adjustment also includes $1.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 22% applied to Adjusted Net Income before income taxes for each of the years ended December 31, 2022, 2021 and 2020.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the periods presented:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Year Ended
	December 31,
	2022	2021	2020

Diluted weighted average shares of Class A and Class B common stock outstanding	208,400,040	207,254,840	188,223,032
Weighted average of other participating securities (1)	193,441	—	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	28,830,686	30,699,577	45,828,289
Adjusted diluted weighted average shares outstanding	237,424,167	237,954,417	234,051,321
Adjusted Net Income (in thousands)	$450,080	$388,985	$306,173
Adjusted Diluted EPS	$1.90	$1.63	$1.31
(1)Represents weighted average unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired executives that are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock in accordance with the two-class method used for purposes of calculating earnings per share. See Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of the two-class method.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. Our most critical policies and estimates include revenue recognition, current and deferred income taxes and the tax receivable agreement liability. With respect to critical accounting policies and estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
During the years ended December 31, 2022, 2021 and 2020, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2022 and 2021, we established a valuation allowance of none and $0.7 million on gross deferred tax assets totaling $698.1 million and $625.4 million, respectively. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020
% of revenue denominated in foreign currencies (1)	28%	29%	29%
% of operating expenses denominated in foreign currencies (2)	15%	15%	14%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the consolidated statements of income within general and administrative expense totaled a $2.3 million loss, a $4.0 million loss and a $1.3 million gain for the years ended December 31, 2022, 2021 and 2020, respectively.
Since our consolidated financial statements are presented in U.S. dollars, we also translate all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income. Accordingly, increases or decreases in the value of the U.S. dollar against the other currencies will affect our operating revenues, operating income and the value of balance sheet items.

Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31,
	2022	2021	2020
Euros	$1.05	$1.18	$1.14
British pound sterling	$1.24	$1.38	$1.28
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the years ended December 31, 2022, 2021 and 2020:

	Year Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	December 31,
	2022	2021	2020
Increase (decrease) in revenue	$(38,300)	$11,300	$4,500
Increase (decrease) in operating income	$(26,200)	$5,200	$4,000
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	December 31,
		2022		2021		2020
All currencies
Effect of 10% change on revenue	+/-	$36,400	+/-	$34,900	+/-	$28,900
Effect of 10% change on operating income	+/-	$23,800	+/-	$23,000	+/-	$18,900
Euros
Effect of 10% change on revenue	+/-	$33,300	+/-	$32,000	+/-	$26,300
Effect of 10% change on operating income	+/-	$32,100	+/-	$31,000	+/-	$25,900
British pound sterling
Effect of 10% change on revenue	+/-	$1,400	+/-	$1,500	+/-	$1,300
Effect of 10% change on operating income	+/-	$8,500	+/-	$7,700	+/-	$7,100
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of December 31, 2022 and 2021, the notional amount of our foreign currency forward contracts was $162.8 million and $146.2 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $4.9 million gain, a $9.0 million gain and a $6.3 million loss for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Credit Risk
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of December 31, 2022 and 2021, the allowance for credit losses with regard to these receivables totaled $0.1 million and $0.3 million, respectively.

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
During the year ended December 31, 2022, we also recognized losses totaling $1.0 million, related to the write-off of an investment that was determined to be uncollectible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 24, 2023
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 24, 2023

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$1,257,229	$972,048
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	11,632	—
Deposits with clearing organizations	23,906	20,523
Accounts receivable, net of allowance for credit losses of $129 and $273 at December 31, 2022 and 2021, respectively	142,676	129,937
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	37,413	31,060
Lease right-of-use assets	24,933	20,496
Software development costs, net of accumulated amortization	141,833	156,203
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,072,818	1,180,016
Receivable from affiliates	6	3,313
Deferred tax asset	689,442	618,970
Other assets	76,984	76,355
Total assets	$6,260,131	$5,990,180

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$11,264	$—
Accrued compensation	150,884	154,824
Deferred revenue	22,827	24,930
Accounts payable, accrued expenses and other liabilities	52,508	38,832
Lease liabilities	27,943	24,331
Payable to affiliates	1,414	4,860
Deferred tax liability	21,251	21,011
Tax receivable agreement liability	425,724	412,449
Total liabilities	713,815	681,237

Commitments and contingencies (Note 17)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 110,746,606 and 106,286,821 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 3,251,177 and 1,654,825 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 23,092,704 and 28,873,139 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	4,577,270	4,401,366
Accumulated other comprehensive income (loss)	(10,113)	1,604
Retained earnings	386,632	242,623
Total stockholders’ equity attributable to Tradeweb Markets Inc.	4,953,791	4,645,595
Non-controlling interests	592,525	663,348
Total equity	5,546,316	5,308,943
Total liabilities and equity	$6,260,131	$5,990,180
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2022	2021	2020
Revenues
Transaction fees and commissions	$950,269	$846,354	$681,588
Subscription fees	165,922	158,448	142,358
Refinitiv market data fees	62,721	61,161	59,706
Other	9,869	10,484	9,007
Total revenue	1,188,781	1,076,447	892,659

Expenses
Employee compensation and benefits	432,421	407,260	349,658
Depreciation and amortization	178,879	171,308	153,789
Technology and communications	65,857	56,189	47,500
General and administrative	46,561	32,153	34,822
Professional fees	37,764	36,181	28,875
Occupancy	14,726	14,528	14,660
Total expenses	776,208	717,619	629,304
Operating income	412,573	358,828	263,355
Tax receivable agreement liability adjustment (1)	13,653	12,745	11,425
Net interest income (expense)	11,907	(1,590)	(316)
Income (loss) from investments	(1,000)	—	—
Income before taxes	437,133	369,983	274,464
Provision for income taxes	(77,520)	(96,875)	(56,074)
Net income	359,613	273,108	218,390
Less: Net income attributable to non-controlling interests	50,275	46,280	52,094
Net income attributable to Tradeweb Markets Inc.	$309,338	$226,828	$166,296

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$1.50	$1.13	$0.92
Diluted	$1.48	$1.09	$0.88
Weighted average shares outstanding:
Basic	205,576,637	201,419,081	180,409,462
Diluted	208,400,040	207,254,840	188,223,032
(1)See Note 10 – Tax Receivable Agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Net income	$359,613	$273,108	$218,390
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the years ended December 31, 2022, 2021 and 2020	(13,242)	(3,219)	3,206
Other comprehensive income (loss), net of tax	(13,242)	(3,219)	3,206

Comprehensive income	346,371	269,889	221,596
Less: Net income attributable to non-controlling interests	50,275	46,280	52,094
Less: Foreign currency translation adjustments attributable to non-controlling interests	(1,833)	(423)	113
Comprehensive income attributable to Tradeweb Markets Inc.	$297,929	$224,032	$169,389
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

	Tradeweb Markets Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	66,408,328	$1	96,933,192	$1	8,328,983	$—	50,853,172	$1	$3,329,386	$1,366	$47,833	$1,214,157	$4,592,745
Activities related to the follow-on offering and other exchanges of LLC Interests, net of offering costs and cancellations	25,170,953	—	—	—	(5,189,162)	—	(19,981,791)	(1)	(2,612)	—	—	—	(2,613)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges	—	—	—	—	—	—	—	—	203,932	—	—	—	203,932
Issuance of common stock from equity incentive plans	6,496,184	—	—	—	—	—	—	—	100,830	—	—	—	100,830
Deferred taxes arising from issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	14,402	—	—	—	14,402
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	534,045	(145)	—	(533,900)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(16,752)	(16,752)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	(58,088)	—	(58,088)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	27,809	—	—	—	27,809
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	5,359	—	—	—	5,359
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	6,118	—	—	—	6,118
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(76,175)	—	—	—	(76,175)
Net income	—	—	—	—	—	—	—	—	—	—	166,296	52,094	218,390
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	3,093	—	113	3,206
Balance at December 31, 2020	98,075,465	$1	96,933,192	$1	3,139,821	$—	30,871,381	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Activities related to exchanges of LLC Interests	3,483,238	—	—	—	(1,484,996)	—	(1,998,242)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	5,630,086	—	—	—	—	—	—	—	93,104	—	—	—	93,104
Share repurchases pursuant to share repurchase programs	(901,968)	—	—	—	—	—	—	—	—	—	(75,676)	—	(75,676)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	95,670	—	—	—	95,670
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	87,006	86	—	(87,092)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(11,129)	(11,129)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	(64,570)	—	(64,570)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	30,633	—	—	—	30,633
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	15,983	—	—	—	15,983
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	5,327	—	—	—	5,327
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(71,024)	—	—	—	(71,024)
Net income	—	—	—	—	—	—	—	—	—	—	226,828	46,280	273,108
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(2,796)	—	(423)	(3,219)
Other - See Note 14	—	—	—	—	—	—	—	—	1,573	—	—	—	1,573
Balance at December 31, 2021	106,286,821	$1	96,933,192	$1	1,654,825	$—	28,873,139	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Activities related to exchanges of LLC Interests	4,184,083	—	—	—	1,596,352	—	(5,780,435)	—	—	—	—	—	—
Issuance of common stock from equity incentive plans	1,622,769	—	—	—	—	—	—	—	10,190	—	—	—	10,190
Share repurchases pursuant to share repurchase programs	(1,347,067)	—	—	—	—	—	—	—	—	—	(99,323)	—	(99,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	88,230	—	—	—	88,230
Adjustments to non-controlling interests	—	—	—	—	—	—	—	—	108,679	(308)	—	(108,371)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(10,894)	(10,894)
Dividends ($0.32 per share)	—	—	—	—	—	—	—	—	—	—	(66,006)	—	(66,006)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	—	—	—	—	30,952	—	—	—	30,952
Stock-based compensation expense under the RSU Plan	—	—	—	—	—	—	—	—	34,329	—	—	—	34,329
Stock-based compensation expense under the Option Plan	—	—	—	—	—	—	—	—	2,099	—	—	—	2,099
Payroll taxes paid for stock-based compensation	—	—	—	—	—	—	—	—	(101,675)	—	—	—	(101,675)
Net income	—	—	—	—	—	—	—	—	—	—	309,338	50,275	359,613
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(11,409)	—	(1,833)	(13,242)
Other - See Note 14	—	—	—	—	—	—	—	—	3,100	—	—	—	3,100
Balance at December 31, 2022	110,746,606	$1	96,933,192	$1	3,251,177	$—	23,092,704	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$359,613	$273,108	$218,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	178,879	171,308	153,789
Stock-based compensation expense	66,644	51,943	39,286
Deferred taxes	52,863	85,409	65,189
Tax receivable agreement liability adjustment	(13,653)	(12,745)	(11,425)
(Income) loss from investments	1,000	—	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(368)	116	73
Deposits with clearing organizations	(3,597)	9,273	(1,914)
Accounts receivable	(17,228)	(22,369)	(11,620)
Receivable from/payable to affiliates, net	3,135	(4,590)	6,136
Other assets	(2,120)	6,016	(35,109)
Increase (decrease) in operating liabilities:
Accrued compensation	(552)	24,789	9,187
Deferred revenue	(1,989)	1,143	(807)
Accounts payable, accrued expenses and other liabilities	10,195	(3,480)	11,194
Employee equity compensation payable	—	(1,900)	865
Net cash provided by operating activities	632,822	578,021	443,234
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(207,762)	—
Purchases of furniture, equipment, software and leasehold improvements	(23,214)	(16,878)	(11,490)
Capitalized software development costs	(36,882)	(34,470)	(31,046)
Purchase of equity investments	—	—	(20,000)
Net cash used in investing activities	(60,096)	(259,110)	(62,536)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(99,323)	(75,676)	—
Proceeds from stock-based compensation exercises	10,190	93,104	100,830
Proceeds from issuance of Class A common stock in follow-on offering, net of underwriting discounts	—	—	626,267
Purchase of LLC Interests	—	—	(626,267)
Offering costs from issuance of Class A common stock in follow-on offering	—	—	(2,508)
Dividends	(66,006)	(64,570)	(58,088)
Distributions to non-controlling interests	(10,894)	(11,129)	(16,752)
Payroll taxes paid for stock-based compensation	(101,675)	(71,024)	(76,175)
Payments on tax receivable agreement liability	(8,995)	(6,805)	—
Net cash used in financing activities	(276,703)	(136,100)	(52,693)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,842)	(2,043)	2,564
Net increase (decrease) in cash, cash equivalents and restricted cash	285,181	180,768	330,569
Cash, cash equivalents and restricted cash
Beginning of period	973,048	792,280	461,711
End of period	$1,258,229	$973,048	$792,280
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended
	December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$13,198	$3,880	$19,105
Non-cash investing and financing activities:
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$3,632	$—	$—
Lease right-of-use assets obtained in exchange for lease liabilities, net of modifications and terminations	$9,122	$(575)	$9,539
Stock-based compensation expense capitalized to software development costs	$928	$—	$—
Items arising from follow-on offering and other LLC Interest ownership changes:
Establishment of liabilities under Tax Receivable Agreement	$35,923	$27,666	$174,940
Deferred tax asset	$124,154	$123,336	$393,274
Other - See Note 14	$3,100	$1,573	$—

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	December 31,
	2022	2021	2020
Cash and cash equivalents	$1,257,229	$972,048	$791,280
Restricted cash	1,000	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,258,229	$973,048	$792,280
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Tradeweb Markets Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Organization
Tradeweb Markets Inc. (the “Corporation”) was incorporated as a Delaware corporation on November 7, 2018 to carry on the business of Tradeweb Markets LLC (“TWM LLC”) following the completion of a series of reorganization transactions on April 4, 2019 (the “Reorganization Transactions”), in connection with Tradeweb Markets Inc.’s initial public offering (the “IPO”), which closed on April 8, 2019. Following the Reorganization Transactions, Refinitiv (as defined below) owned an indirect majority ownership interest in the Company (as defined below).
On January 29, 2021, London Stock Exchange Group plc (“LSEG”) completed its acquisition of the Refinitiv business from a consortium, including certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”) as well as Thomson Reuters Corporation (“TR”), in an all share transaction (the “LSEG Transaction”).
In connection with the LSEG Transaction, the Corporation became a consolidating subsidiary of LSEG. Prior to the LSEG Transaction, the Corporation was a consolidating subsidiary of BCP York Holdings (“BCP”), a company owned by certain investment funds affiliated with Blackstone, through BCP’s previous majority ownership interest in Refinitiv. As used herein, “Refinitiv,” prior to the LSEG Transaction, means Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries, and subsequent to the LSEG Transaction, refers to Refinitiv Parent Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries. Refinitiv owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in the Company.
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements. As of December 31, 2022, Tradeweb Markets Inc. owns 88.7% of TWM LLC and the non-controlling interest holders own the remaining 11.3% of TWM LLC. As of December 31, 2021, Tradeweb Markets Inc. owned 86.9% of TWM LLC and the non-controlling interest holders owned the remaining 13.1% of TWM LLC.
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
The Company is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale and retail client sectors. The Company’s principal subsidiaries include:
•Tradeweb LLC (“TWL”), a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a member of the Financial Industry Regulatory Authority (“FINRA”), a member of the Municipal Securities Rulemaking Board (“MSRB”), a registered independent introducing broker with the Commodities Future Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).
•Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.), a registered broker-dealer under the Exchange Act and a member of FINRA and MSRB. DW is also registered as an introducing broker with the CFTC and a member of the NFA.
•Tradeweb Direct LLC (“TWD”) (formerly known as BondDesk Trading LLC), a registered broker-dealer under the Exchange Act and a member of FINRA and MSRB.
•Tradeweb Europe Limited (“TEL”), a MiFID Investment Firm regulated by the Financial Conduct Authority (the “FCA”) in the UK and certain other global regulators and maintains branches in Asia.
•TW SEF LLC (“TW SEF”), a Swap Execution Facility (“SEF”) regulated by the CFTC and certain other global regulators.
•DW SEF LLC (“DW SEF”), a SEF regulated by the CFTC and certain other global regulators.

•Tradeweb Japan K.K. (“TWJ”), a security house regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”).
•Tradeweb EU B.V. (“TWEU”), a MiFID Investment Firm regulated by the Netherlands Authority for the Financial Markets (“AFM”), the De Nederlandsche Bank (“DNB”) and certain other global regulators and maintains a branch in France.
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
•Tradeweb Execution Services B.V. (“TESBV”), a MiFID Investment Firm authorized and regulated by the AFM, with permission to trade on a matched principal basis.
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds. The $190.0 million, all-cash transaction closed on June 25, 2021 (the “NFI Acquisition”). See Note 4 – Acquisitions for additional details on this acquisition. The NFI Acquisition included the acquisition of Execution Access, LLC, (“EA”), a registered broker-dealer under the Exchange Act and a member of FINRA. In November 2022, EA merged with and into DW with DW being the surviving entity.
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
As used herein, references to “Continuing LLC Owners” refer collectively to (i) those owners of TWM LLC prior to the Reorganization Transactions (the “Original LLC Owners”), including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”), and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions and that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, (ii) any subsequent transferee of any Original LLC Owner that has executed a joinder agreement to the TWM LLC Agreement and (iii) solely with respect to the Tax Receivable Agreement (as defined in Note 10 – Tax Receivable Agreement), (x) those Original LLC Owners, including certain of the Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO and (y) any party that has executed a joinder agreement to the Tax Receivable Agreement in accordance with the Tax Receivable Agreement.
As of December 31, 2022:
•The public investors collectively owned 110,746,606 shares of Class A common stock, representing 8.4% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 47.3% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 91.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.2% of the economic interest in TWM LLC; and

•Other stockholders that continued to own LLC Interests also collectively owned 3,251,177 shares of Class C common stock and 104,375 shares of Class D common stock, representing 0.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned 1.4% of the economic interest in TWM LLC.
In addition, for the year ended December 31, 2022, the Company’s basic and diluted earnings per share calculation is impacted by 193,441 of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method, and for the year ended December 31, 2022 the Company’s diluted earnings per share calculation also includes 2,823,403 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 18 – Earnings Per Share for additional details.
2.    Significant Accounting Policies
The following is a summary of significant accounting policies:
Basis of Presentation
The consolidated financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. As discussed in Note 1 – Organization, as a result of the Reorganization Transactions, Tradeweb Markets Inc. consolidates TWM LLC and its subsidiaries and TWM LLC is considered to be the predecessor to Tradeweb Markets Inc. for financial reporting purposes. Tradeweb Markets Inc. had no business transactions or activities and no substantial assets or liabilities prior to the Reorganization Transactions. The consolidated financial statements represent the financial condition and results of operations of the Company and report a non-controlling interest related to the LLC Interests held by Continuing LLC Owners.
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
Transaction costs incurred to effect a business combination are expensed as incurred and are included as a component of professional fees in the consolidated statements of income.

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
As of December 31, 2022 and 2021, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $73.8 million and $56.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements for the years ended December 31, 2022, 2021 and 2020 was $19.5 million, $20.9 million and $18.3 million, respectively.

Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the NFI Acquisition were amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
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
Goodwill was last tested for impairment on October 1, 2022 and no impairment of goodwill was identified.
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

Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. During the year ended December 31, 2020, $2.6 million of deferred costs related to the April 2020 follow-on offering discussed in Note 11 – Stockholders’ Equity were recorded as a reduction of additional paid-in capital balance in the consolidated statements of financial condition. No offering costs were incurred during the years ended December 31, 2022 and 2021.
Revenue Recognition
The Company’s classification of revenues in the consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 8 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a $2.3 million loss, a $4.0 million loss and a $1.3 million gain for the years ended December 31, 2022, 2021 and 2020, respectively. Since the consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $4.9 million gain, a $9.0 million gain and a $6.3 million loss for each of the years ended December 31, 2022, 2021 and 2020, respectively. See Note 15 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. We are currently evaluating the impacts, if any, of the provisions of the IRA however, do not expect a material impact to our financial condition, results of operations and cash flows.
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
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of December 31, 2022, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both December 31, 2022 and 2021, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
On June 25, 2021, the Company completed its acquisition of all of the outstanding equity interests of Execution Access, LLC, Kleos Managed Services Holdings, LLC and Kleos Managed Services, L.P., which collectively represented the NFI Acquisition. The platform (formerly known as eSpeed) acquired from Nasdaq is a fully executable central order limit book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds. The all-cash purchase price of $190.0 million was net of cash acquired, net of deposits with clearing organizations acquired and prior to working capital adjustments. At closing, preliminary working capital adjustments resulted in a $0.7 million increase to the purchase price. During the fourth quarter of 2021, the Company recorded final working capital and purchase price adjustments which resulted in a $0.1 million decrease in accounts receivable, $2.0 million increase in customer relationships, $0.9 million decrease in other assets, $0.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $2.5 million decrease in goodwill.

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
For GAAP purposes, the acquired software development costs were amortized over a useful life of one year and the customer relationships will be amortized over a useful life of 13 years. The goodwill recognized in connection with the NFI Acquisition is primarily attributable to the acquisition of an assembled workforce and expected synergies from the integration of the operations of the NFI Acquisition into the Company’s operations and its single business segment. All of the goodwill recognized in connection with the NFI Acquisition is expected to be deductible for income tax purposes.
During the year ended December 31, 2021, the Company recognized $5.1 million in transaction costs incurred to effect the NFI Acquisition, which are included as a component of professional fees in the accompanying consolidated statements of income. There were no acquisitions completed during the year ended December 31, 2022.
The NFI Acquisition was not material to the Company’s consolidated financial statements and therefore pro forma results of this acquisition have not been presented.

5.    Software Development Costs
The components of software development costs, net of accumulated amortization are as follows:

	December 31,
	2022	2021

	(in thousands)
Software development costs	$308,482	$270,672
Accumulated amortization	(166,649)	(114,469)
Software development costs, net of accumulated amortization	$141,833	$156,203
Capitalized software development costs and amortization expense are as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Software development costs capitalized (1)	$37,810	$34,470	$31,046
Amortization expense related to capitalized software development costs	$52,180	$47,116	$36,102
(1)Software development costs capitalized does not include acquired software development costs. See Note 4 – Acquisitions.
Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional fees on the consolidated statements of income.
The estimated annual future amortization for software development costs through December 31, 2027 is as follows:

Amount

(in thousands)
2023	$47,730
2024	$36,648
2025	$24,691
2026	$18,722
2027	$14,042
6.    Goodwill and Intangible Assets
Goodwill
Goodwill includes the following activity during the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Balance at beginning of period	$2,780,259	$2,694,797
Goodwill recognized in connection with the NFI Acquisition	—	85,462
Balance at end of period	$2,780,259	$2,780,259
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Licenses	$168,800	$168,800
Tradename	154,300	154,300
Total	$323,100	$323,100

Intangible assets that are subject to amortization consisted of the following:

		December 31, 2022			December 31, 2021
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Customer relationships - Refinitiv Transaction	12 years	$928,200	$(328,737)	$599,463	$928,200	$(251,387)	$676,813
Customer relationships - NFI Acquisition	13 years	101,285	(11,687)	89,598	101,285	(3,896)	97,389
Content and data	7 years	154,400	(93,743)	60,657	154,400	(71,686)	82,714
		$1,183,885	$(434,167)	$749,718	$1,183,885	$(326,969)	$856,916
Amortization expense for definite-lived intangible assets during the years ended December 31, 2022, 2021 and 2020 was $107.2 million, $103.3 million and $99.4 million, respectively.
The estimated annual future amortization for definite-lived intangible assets through December 31, 2027 is as follows:

Amount

(in thousands)
2023	$107,198
2024	$107,198
2025	$101,684
2026	$85,141
2027	$85,141
7.    Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following is a summary of lease right-of-use assets and lease liabilities related to operating leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Operating lease right-of-use assets	$24,933	$20,496
Operating lease liabilities	$27,943	$24,331
Activity related to the Company’s leases for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Operating lease expense included as a component of occupancy expense on the accompanying consolidated statements of income	$10,842	$10,624	$10,439
Cash paid for amounts included in the measurement of operating lease liability	$11,940	$11,736	$12,060
At December 31, 2022 and 2021, the weighted average borrowing rate and weighted average remaining lease term are as follows:

	December 31,
	2022	2021

Weighted average borrowing rate	2.9%	2.8%
Weighted average remaining lease term (years)	3.3	4.4

The following table presents the future minimum lease payments and the maturity of lease liabilities as of December 31, 2022:

Amount
(in thousands)
2023	$11,913
2024	8,124
2025	3,508
2026	2,833
2027	2,841
Thereafter	152
Total future lease payments	29,371
Less imputed interest	(1,428)
Lease liability	$27,943
As of December 31, 2022 and 2021, one U.S. lease was secured by a $0.5 million letter of credit issued under the Company’s Credit Facility (as defined in Note 17 – Commitments and Contingencies). As of December 31 2020, this lease was secured by a letter of credit in the amount of $1.2 million, which was guaranteed by Refinitiv and during the year ended December 31, 2021, was replaced with the letter of credit issued under the Company’s Credit Facility.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020

	(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$803,465	$146,804	$690,592	$155,762	$536,176	$145,412
Subscription fees	1,873	164,049	1,812	156,636	1,685	140,673
Refinitiv market data fees	—	62,721	—	61,161	—	59,706
Other	862	9,007	821	9,663	598	8,409
Total revenue	$806,200	$382,581	$693,225	$383,222	$538,459	$354,200
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2021	$24,930
New billings	114,940
Revenue recognized	(116,951)
Effect of foreign currency exchange rate changes	(92)
Deferred revenue balance - December 31, 2022	$22,827
During the year ended December 31, 2022, the Company recognized $23.5 million in total revenue that was deferred as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $23.0 million in total revenue that was deferred as of December 31, 2020.
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
For the year ended December 31, 2022, total income before the provision for income taxes amounted to $437.1 million, consisting of $414.6 million in the United States and $22.5 million in foreign locations.

The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$7,260	$2,025	$(16,529)
State and Local	16,243	8,334	5,261
Foreign	1,154	1,107	2,153
Total current tax expense	24,657	11,466	(9,115)
Deferred:
Federal	66,591	49,266	52,845
State and local	(11,384)	40,363	12,572
Foreign	(2,344)	(4,220)	(228)
Total deferred tax expense	52,863	85,409	65,189
Total provision for income taxes	$77,520	$96,875	$56,074
A reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended
	December 31,
	2022	2021	2020

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	5.3	3.7	5.0
Foreign tax rate differential	—	(0.2)	0.2
Non-controlling interest	(2.1)	(2.3)	(3.4)
Tax Receivable Agreement adjustment	(0.7)	(0.7)	(0.9)
Rate change	(4.1)	6.7	(0.2)
Equity Compensation	(2.1)	(2.5)	(1.8)
Other	0.4	0.5	0.5
Effective income tax rate	17.7%	26.2%	20.4%
The effective tax rate for the years ended December 31, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to the state and local taxes including the tax impact of state apportionment rates changes on total tax expense as a result of the remeasurement of the Company’s net tax deferred asset, the effect of non-controlling interests and the tax impact of the exercise of equity compensation. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of non-controlling interests and the tax impact of the exercise of equity compensation, partially offset by state, local and foreign taxes.

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Investment in partnership	$566,524	$506,586
Net operating losses	57,247	55,236
Tax Receivable Agreement - Interest	14,918	13,393
Employee compensation	43,861	31,507
Tax credits	9,985	8,947
Other	5,569	9,775
Deferred tax assets, gross	698,104	625,444
Valuation Allowance	—	(741)
Total deferred tax assets, net	698,104	624,703

Deferred tax liabilities
Goodwill and Intangibles	(29,913)	(26,744)
Total deferred tax liabilities	(29,913)	(26,744)

Total net deferred tax asset (liability)	$668,191	$597,959
The Company expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the consolidated statement of financial condition.
As of December 31, 2022, the Company had tax effected U.S. federal net operating loss carryforwards for income tax purposes of $43.1 million, state and local net operating loss carryforwards of $9.9 million, and foreign net operating loss carryforwards of $4.2 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The U.S. federal net operating loss carryforwards and foreign net operating loss carryforwards can be carried forward indefinitely.
The components of the Company’s uncertain tax positions are as follows:

Amount
(in thousands)
Gross unrecognized tax benefits as of January 1, 2022	$7,006
Increase in current year tax positions	1,833
Increase in prior year tax positions	1,109
Decrease in prior year tax positions	(1,900)
Settlements	—
Gross unrecognized tax benefits as of December 31, 2022	$8,048
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties payable as of December 31, 2022 was $2.4 million and $0.2 million, respectively.

In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 - 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 - 2011. As of both December 31, 2022 and 2021, the tax liability related to the Refinitiv Contribution is $2.7 million and is included within accounts payable, accrued expenses and other liabilities on the consolidated statement of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of both December 31, 2022 and 2021, $2.7 million is included in other assets on the consolidated statement of financial condition related to this indemnification.
The above tax positions were recognized using the best estimate of the amount expected to be paid based on available information and assessment of all relevant factors. Due to the uncertainty associated with tax audits, it is possible that at some future date liabilities resulting from these audits could vary significantly from these positions. Nevertheless, based on currently enacted legislation and information currently known to us, the Company believes that the ultimate resolution of these audits will not have a material adverse impact on the Company’s financial condition taken as a whole. Furthermore, the Company does not anticipate any material changes to net uncertain tax benefits within the next twelve months.
10.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation. The first payment of the Tax Receivable Agreement was made in January 2021. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
The Corporation accounts for the income tax effects resulting from taxable redemptions or exchanges of LLC Interests by Continuing LLC Owners for shares of Class A common stock or Class B common stock or cash, as the case may be, and purchases by the Corporation of LLC Interests from Continuing LLC Owners by recognizing an increase in deferred tax assets, based on enacted tax rates at the date of each redemption, exchange, or purchase, as the case may be. Further, the Corporation evaluates the likelihood that it will realize the benefit represented by the deferred tax asset, and, to the extent that the Corporation estimates that it is more likely than not that it will not realize the benefit, it reduces the carrying amount of the deferred tax asset with a valuation allowance.
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the consolidated statements of income in the period in which the change occurs. As of December 31, 2022 and 2021, the tax receivable agreement liability on the consolidated statements of financial condition totaled $425.7 million and $412.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized a tax receivable agreement liability adjustment of $13.7 million, $12.7 million and $11.4 million, respectively, in the consolidated statements of income.

11.    Stockholders’ Equity
Common Stock
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
Each share of Class B common stock will automatically convert into one share of Class A common stock and each share of Class D common stock will automatically convert into one share of Class C common stock (i) immediately prior to any sale or other transfer of such share by a holder or its permitted transferees to a non-permitted transferee or (ii) once Refinitiv no longer beneficially owns a number of shares of common stock and LLC Interests that together entitle them to at least 10% of TWM LLC’s economic interest. Holders of LLC Interests that receive shares of Class C common stock upon any such conversion may continue to elect to have their LLC Interests redeemed for newly issued shares of Class A common stock as described below (in which case their shares of Class C common stock will be cancelled on a one-for-one basis upon such issuance).
In addition, the Corporation’s board of directors adopted the Omnibus Equity Plan, under which equity awards may be made in respect of shares of Class A common stock. It also assumed sponsorship of the Option Plan and a PRSU plan formerly sponsored by TWM LLC. See Note 13 – Stock-Based Compensation Plans for further details.
LLC Interests
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
Redemptions and Exchanges of LLC Interests
In addition to the April 2020 follow-on offering transaction described above, Continuing LLC Owners may, from time to time, exercise their redemption rights under the TWM LLC Agreement, pursuant to which LLC Interests are exchanged for newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, shares of Class C and/or Class D common stock are surrendered by Continuing LLC Owners and cancelled. In connection with these exchanges, Tradeweb Markets Inc. receives LLC Interests, increasing its total ownership interest in TWM LLC.
Share Repurchase Programs
On February 4, 2021, the Company announced that its board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”), primarily to offset annual dilution from stock-based compensation plans. The 2021 Share Repurchase Program authorized the purchase of up to $150.0 million of the Company’s Class A common stock at the Company’s discretion through the end of fiscal year 2023. The 2021 Share Repurchase Program was effected through regular open-market purchases (which included repurchase plans designed to comply with Rule 10b5-1). The amounts and timing of the repurchases were subject to general market conditions and the prevailing price and trading volumes of the Company’s Class A common stock. The 2021 Share Repurchase Program did not require the Company to acquire a specific number of shares and was able to be suspended, amended or discontinued at any time.
The Company began buying back shares pursuant to the 2021 Share Repurchase Program during the second quarter of 2021. During the years ended December 31, 2022 and 2021, the Company acquired a total of 959,869 and 901,968 shares of Class A common stock, respectively, at an average price of $77.43 and $83.90, respectively, for purchases totaling $74.3 million and $75.7 million, respectively, pursuant to the 2021 Share Repurchase Program. As of December 31, 2022, no shares remained available for repurchase pursuant to the 2021 Share Repurchase Program.
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended December 31, 2022, the Company acquired a total of 387,198 shares of Class A common stock, at an average price of $64.57, for purchases totaling $25.0 million pursuant to the 2022 Share Repurchase Program.
Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of December 31, 2022, a total of $275.0 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock will be recorded as a reduction to retained earnings.

Other Share Repurchases
During the years ended December 31, 2022, 2021 and 2020, the Company withheld 1,074,467, 983,072 and 1,509,321 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $94.64, $72.25 and $50.47, respectively, and an aggregate value of $101.7 million, $71.0 million and $76.2 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
These shares are withheld in order for the Company to cover the payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	207,679,798	88.7%	203,220,013	86.9%
Number of LLC Interests held by non-controlling interests	26,343,881	11.3%	30,527,964	13.1%
Total LLC Interests outstanding	234,023,679	100.0%	233,747,977	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$309,338	$226,828	$166,296
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	108,679	87,006	533,900
Net transfers (to) from non-controlling interests	108,679	87,006	533,900
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$418,017	$313,834	$700,196
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

On February 16, 2022, the Company announced that Mr. Olesky would retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. As of the beginning of Mr. Olesky’s six month notice period under our 2019 Omnibus Equity Incentive Plan, there were (i) approximately $6.7 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Olesky plus (ii) $5.0 million in unamortized stock-based compensation awards granted to Mr. Olesky during 2022 that were accelerated and amortized into expense over a revised estimated service period that ended on August 11, 2022, the date that such six month notice period ended. In addition, in December 2022, $5.5 million in stock-based compensation awards, relating to 2022 performance, were granted to Mr. Olesky and immediately recognized into expense upon grant. Of these amounts, $3.1 million represents regular amortization that would have been recognized through August 11, 2022 if Mr. Olesky had not announced his retirement and $14.1 million represents accelerated stock-based compensation (the “CEO Retirement Accelerated Stock-Based Compensation Expense”). Total amortization amounts disclosed were based on a 100% multiplier achieved for the 2022 performance-based restricted stock units and were adjusted, up by $0.7 million, based on the final performance multiplier achieved for the year ended December 31, 2022. During the year ended December 31, 2022, we incurred a total of $15.0 million in CEO Retirement Accelerated Stock-Based Compensation Expense and related payroll taxes which impacted the amounts disclosed below.
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
A summary of the Company’s outstanding equity-settled PRSUs is presented below:

	Equity-Settled PRSUs	Weighted Average Grant-Date Fair Value
Equity-settled PRSUs outstanding at December 31, 2021	2,655,598	$34.20
Grants	249,292	$83.74
Vests	(1,525,632)	$21.06
Performance adjustment	69,639	$83.80
Forfeitures and adjustments	(26,476)	$67.76
Equity-settled PRSUs outstanding at December 31, 2022	1,422,421	$58.78
The following table summarizes information about equity-settled PRSU awards:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Equity-settled PRSU compensation expense	$30,645	$30,633	$27,809
Income tax benefit	$(34,711)	$(16,374)	$(10,261)
The weighted-average grant-date fair value of equity-settled PRSUs granted during the years ended December 31, 2021 and 2020 was $74.29 and $38.87, respectively.
The total fair value of equity-settled PRSUs vested during the years ended December 31, 2022, 2021 and 2020 was $152.8 million, $67.4 million and $39.8 million, respectively.

Options
Prior to the IPO, the Company granted the Special Option Award to management and other employees and granted additional options subsequent to the IPO in July 2019 and December 2019, in each case under the Option Plan (the “July 2019 Grants” and the “December 2019 Grants,” respectively). Each option award vests one half based solely on the passage of time and one half only if the Company achieves certain performance targets. The options have a four-year graded vesting schedule, with accelerated vesting for the time-based Special Option Award options originally scheduled to vest in years three and four that were accelerated upon completion of the IPO. The stock-based compensation expense recognition commenced upon the completion of the IPO.
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
A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Options outstanding at December 31, 2021	3,415,288	$2.92	$23.59
Grants	—	$—	$—
Exercises	(1,049,475)	$2.85	$23.52
Forfeitures and adjustments	—	$—	$—
Expired	—	$—	$—
Options outstanding at December 31, 2022	2,365,813	$2.95	$23.62
Vested options outstanding at December 31, 2022 - all exercisable	2,109,563	$2.06	$20.94
The following table summarizes information about options awards:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Options compensation expense	$2,097	$5,327	$6,118
Income tax benefit	$(12,894)	$(69,868)	$(57,457)
There were no options granted during the years ended December 31, 2021 and 2020.
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $59.3 million, $333.8 million and $291.8 million, respectively.
The total intrinsic value of all options outstanding as of December 31, 2022 was $97.7 million. The weighted average remaining contractual life of all options outstanding as of December 31, 2022 was 6.0 years.
The total intrinsic value of all vested options outstanding as of December 31, 2022 was $92.8 million, all of which are currently exercisable. The weighted average remaining contractual life of all vested options outstanding as of December 31, 2022 was 5.8 years.

RSUs
Beginning in 2020, the Company expanded its RSU grants under the Omnibus Equity Plan to employees. Previously, RSU grants were limited to non-employee directors. RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSUs granted to employees generally vest one-third each year over a three-year period. RSUs granted to non-employee directors generally vest after one year. The grant-date fair value of RSUs are amortized into expense on a straight-line basis over the requisite service period for the entire award.
A summary of the Company’s outstanding RSUs is presented below:

	RSUs	Weighted Average Grant-Date Fair Value
RSUs outstanding at December 31, 2021	683,764	$58.28
Grants	485,046	$80.27
Vests	(288,904)	$55.43
Forfeitures	(15,243)	$63.66
RSUs outstanding at December 31, 2022	864,663	$71.47
The following table summarizes information about RSU awards:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
RSU compensation expense	$33,902	$15,983	$5,359
Income tax benefit	$(10,096)	$(5,416)	$(311)
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2021 and 2020 was $75.09 and $38.91, respectively.
The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $25.6 million and $12.5 million, respectively. There were no RSUs that vested during the year ended December 31, 2020.
Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income. A summary of the Company’s total stock-based compensation expense relating to its equity-settled PRSUs, options and RSUs, including the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Total stock-based compensation expense	$66,644	$51,943	$39,286
The stock-based compensation expense above excludes $0.9 million of stock-based compensation expense capitalized to software development costs during the year ended December 31, 2022.
As of December 31, 2022, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows:

	Equity-Settled PRSUs	Options	RSUs

	(dollars in thousands)
Total unrecognized compensation cost	$25,045	$741	$30,023
Weighted-average recognition period (in years)	1.6	0.9	1.8

14.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of December 31, 2022 and 2021, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items:

	December 31,
	2022	2021

	(in thousands)
Accounts receivable	$70	$277
Receivable from affiliates	6	3,313
Other assets	2,983	3,530
Accounts payable, accrued expenses and other liabilities	6,153	7,767
Deferred revenue	5,076	4,767
Payable to affiliates	1,414	4,860
The following balances with such affiliates were included in the consolidated statements of income in the following line items:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Revenue:
Subscription fees	$1,308	$923	$—
Refinitiv market data fees (1)	62,721	61,161	59,706
Other fees	464	522	—
Expenses: (2)
Employee compensation and benefits	613	856	—
Technology and communications	4,713	3,951	2,960
General and administrative	291	194	(591)
Professional fees	46	39	—
Occupancy	—	—	15
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
During the years ended December 31, 2022 and 2021, $3.1 million and $1.6 million of previously accrued expenses payable to affiliates of Refinitiv were waived and the liabilities were reversed through an increase to additional paid-in capital.
The Company engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the April 2020 follow-on offering for fees of $0.5 million, included as a component of the additional paid-in capital balance on the consolidated statements of financial condition and which fees were reimbursed by the underwriters.

15.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the consolidated statements of financial condition as of December 31, 2022 and 2021 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2022	(in thousands)
Assets
Cash equivalents – Money market funds	$1,106,916	$—	$—	$1,106,916
Receivable from affiliates – Foreign currency forward contracts	—	—	—	—
Total assets measured at fair value	$1,106,916	$—	$—	$1,106,916

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$1,002	$—	$1,002
Total liabilities measured at fair value	$—	$1,002	$—	$1,002

As of December 31, 2021
Assets
Cash equivalents – Money market funds	$654,553	$—	$—	$654,553
Receivable from affiliates – Foreign currency forward contracts	—	3,019	—	3,019
Total assets measured at fair value	$654,553	$3,019	$—	$657,572

Liabilities
Payable to affiliates – Foreign currency forward contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. As of December 31, 2022 and 2021, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding liabilities and receivables on such contracts were included in payable to affiliates and receivable from affiliates, respectively, on the accompanying consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	December 31,
	2022	2021

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$162,845	$146,202
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

The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the consolidated statements of income are as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$4,871	$9,008	$(6,269)
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2022 and 2021 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2022	(in thousands)
Assets
Cash and restricted cash	$151,313	$151,313	$—	$—	$151,313
Receivable from brokers and dealers and clearing organizations	11,632	—	11,632	—	11,632
Deposits with clearing organizations	23,906	23,906	—	—	23,906
Accounts receivable	142,676	—	142,676	—	142,676
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$331,933	$175,219	$154,308	$2,406	$331,933

Liabilities
Payable to brokers and dealers and clearing organizations	$11,264	$—	$11,264	$—	$11,264
Total	$11,264	$—	$11,264	$—	$11,264

As of December 31, 2021
Assets
Cash and restricted cash	$318,495	$318,495	$—	$—	$318,495
Receivable from brokers and dealers and clearing organizations	—	—	—	—	—
Deposits with clearing organizations	20,523	20,523	—	—	20,523
Accounts receivable	129,937	—	129,937	—	129,937
Other assets – Memberships in clearing organizations	2,392	—	—	2,392	2,392
Total	$471,347	$339,018	$129,937	$2,392	$471,347

Liabilities
Payable to brokers and dealers and clearing organizations	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the consolidated statements of financial condition are equity investments without readily determinable fair values of $20.0 million and $21.1 million as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, the Company recognized losses totaling $1.0 million, included in income (loss) from investments in the consolidated statements of income, related to the write-off of an investment that was determined to be uncollectible.
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

As of December 31, 2022 and 2021, the Company maintained an allowance for credit losses with regard to these receivables of $0.1 million and $0.3 million, respectively. For the year ended December 31, 2022, recoveries resulted in a reversal of credit loss expense of $14,000. For the years ended December 31, 2021 and 2020 the Company recognized a credit loss expense of $13,000 and $105,000, respectively. These costs are included in general and administrative expenses in the consolidated statements of income.
17.    Commitments and Contingencies
From time to time, the Company is subject to various claims, lawsuits and other legal proceedings, including reviews, investigations and proceedings by governmental and self-regulatory agencies regarding its business. While the ultimate resolution of these matters cannot presently be determined, the Company does not believe that, taking into account any applicable insurance coverage, any of the pending legal proceedings, including the matters set forth below, could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
In the normal course of business, the Company enters into agreements with its customers which provide the customers with indemnification rights, including in the event that the electronic marketplaces of the Company infringe upon the intellectual property or other proprietary right of a third party. The Company’s exposure under these agreements is unknown as this would involve estimating future claims against the Company which have not yet occurred. However, based on its experience, the Company expects the risk of a material loss to be remote.
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. The parties have requested oral argument on the appeal, which request is currently pending, and no date for oral argument has yet been set. The Company intends to vigorously defend the District Court’s decision on appeal and assert its meritorious defenses to the allegations.
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
As of both December 31, 2022 and 2021, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.

18.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$309,338	$226,828	$166,296
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(244)	—	—
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	309,094	226,828	166,296

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	205,576,637	201,419,081	180,409,462
Dilutive effect of PRSUs	770,726	2,067,558	2,472,801
Dilutive effect of options	1,810,956	3,473,549	5,179,109
Dilutive effect of RSUs	241,721	294,652	161,660
Weighted average shares of Class A and Class B common stock outstanding - Diluted	208,400,040	207,254,840	188,223,032

Earnings per share - Basic	$1.50	$1.13	$0.92
Earnings per share - Diluted	$1.48	$1.09	$0.88
(1)During the year ended December 31, 2022, there was a total of 193,441 weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method. There were none during the years ended December 31, 2021 and 2020.
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock, as applicable, of Tradeweb Markets Inc. The potential dilutive effect of LLC Interests are evaluated under the if-converted method. The potential dilutive effect of PRSUs, shares underlying options and RSUs are evaluated under the treasury stock method.
The following table summarizes the PRSUs, shares underlying options, RSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Year Ended
	December 31,
	2022	2021	2020

Anti-dilutive Shares:
Equity-settled PRSUs	—	—	—
Options	—	—	264,376
RSUs	19,551	—	443
LLC Interests	28,830,686	30,699,577	45,828,289
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
At December 31, 2022 and 2021, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL, EA and TESBV are as follows:

As of December 31, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$41,933	$131,026	$44,094	$59,904	$7,320	$8,794	$1,607	$1,677
Regulatory Capital Requirement	3,669	3,574	775	32,589	1,695	4,517	904	801
Excess Regulatory Capital	$38,264	$127,452	$43,319	$27,315	$5,625	$4,277	$703	$876

As of December 31, 2021	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	EA (1)

	(in thousands)
Regulatory Capital	$33,566	$61,379	$22,784	$84,636	$7,932	$7,626	$1,760	$212,572
Regulatory Capital Requirement	3,424	2,931	652	36,136	1,184	3,272	1,272	78
Excess Regulatory Capital	$30,142	$58,448	$22,132	$48,500	$6,748	$4,354	$488	$212,494
(1)In November 2022, EA merged with and into DW with DW being the surviving entity.
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2022 and 2021 are as follows:

	As of December 31, 2022		As of December 31, 2021
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$30,837	$14,714	$30,063	$15,999
Required Financial Resources	12,500	8,080	11,000	6,770
Excess Financial Resources	$18,337	$6,634	$19,063	$9,229

Liquid Financial Assets	$15,566	$9,493	$15,283	$10,014
Required Liquid Financial Assets	3,125	2,020	2,750	1,693
Excess Liquid Financial Assets	$12,441	$7,473	$12,533	$8,321

20.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Revenues
Institutional	$719,211	$668,812	$554,330
Wholesale	273,189	254,927	185,456
Retail	110,468	70,566	76,352
Market Data	85,913	82,142	76,521
Total revenue	1,188,781	1,076,447	892,659
Operating expenses	776,208	717,619	629,304
Operating income	$412,573	$358,828	$263,355
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
The following table provides revenue by geographic area:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Revenues
U.S.	$760,642	$673,223	$570,064
International	428,139	403,224	322,595
Total revenue	$1,188,781	$1,076,447	$892,659
The following table provides information on the attribution of long-lived assets by geographic area:

	December 31,
	2022	2021

	(in thousands)
Long-lived assets
U.S.	$4,044,230	$4,152,186
International	13,026	15,848
Total	$4,057,256	$4,168,034

21.    Subsequent Events
On February 2, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the first quarter of 2023. This dividend will be payable on March 15, 2023 to stockholders of record as of March 1, 2023.
On February 2, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 1, 2023, payable on March 13, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures, as defined in Rule 13a‑15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10‑K. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K are effective at a reasonable assurance level in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On February 21, 2023, Tradeweb Markets LLC, a subsidiary of the Company, entered into a new employment agreement with William Hult in connection with his appointment as Chief Executive Officer of the Company effective as of January 1, 2023 (the “Agreement”), which Agreement amends and restates his existing employment agreement in its entirety. The key terms of the Agreement are generally described below. This description is meant to be a summary and not a full description of all of the terms of the Agreement, which are incorporated herein by reference. A copy of the Agreement is attached as Exhibit 10.30 to this Annual Report on Form 10-K.

The Agreement provides for an initial three-year term, with automatic annual renewals unless either party provides 90 days prior notice of termination. Pursuant to the Agreement, Mr. Hult is entitled to an annual base salary of $750,000 and is eligible for an annual cash bonus with a target bonus opportunity equal to 300% of his annual base salary subject to his employment on the last date of the calendar year, each effective as of January 1, 2023. The annual bonus will be based upon Company performance and other criteria for such fiscal year as determined by the board of directors of the Company (the “Board”) or the Compensation Committee of the Board in consultation with Mr. Hult. In addition, Mr. Hult will be entitled to: (1) participate in health and other group insurance and other employee benefit plans and programs of the Company, and (2) reimbursement in an amount up to $30,000 for fees and expenses incurred in connection with the negotiation of the Agreement, net of withholding taxes.
Pursuant to the Agreement, Mr. Hult is entitled to the following if he is terminated without Cause or as a result of a Company nonrenewal of the Agreement, or if he resigns for Good Reason (as such terms are defined in the Agreement) (each, a “Qualifying Termination”): (1) cash severance equal to two times the sum of (A) his base salary at the rate in effect immediately prior to the date of termination and (B) the average annual bonus earned by Mr. Hult for the two calendar years ending immediately prior to the year of termination, payable in equal installments on the Company’s regular payroll dates during the 24-month period following the date of termination (such period, the “Severance Period”) (this (A) and (B), the “Severance Amount”), (2) a prorated bonus for the year of termination based on the actual performance of the Company for the full year (the “Prorated Bonus”), (3) any earned but unpaid annual bonus for the prior completed fiscal year of the Company (the “Earned Bonus”) and (4) reimbursement for a portion of the cost of COBRA premiums for continued health benefits for Mr. Hult and his dependents for the Severance Period (“Medical Benefit Continuation”).
In addition, if a Qualifying Termination occurs during the three-month period preceding or the twelve-month period following the date of a Change in Control (as defined in the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (the “Omnibus Equity Plan”)), Mr. Hult will be entitled to the following, in lieu of the amounts set forth in the immediately preceding sentence: (1) cash severance equal to two and one-half times the sum of (A) his base salary at the rate in effect immediately prior to the date of termination and (B) the average annual bonus earned by Mr. Hult for the two calendar years ending immediately prior to the year of termination, payable in equal installments on the Company’s regular payroll dates during the 30-month period following the date of termination (such period, the “CIC Severance Period”) (this (A) and (B), the “CIC Severance Amount”), (2) the Prorated Bonus, (3) the Earned Bonus and (4) reimbursement for a portion of the cost of COBRA premiums for continued health benefits for Mr. Hult and his dependents for the CIC Severance Period (the “CIC Medical Benefit Continuation”).
Mr. Hult’s entitlement to the Severance Amount or CIC Severance Amount, as applicable, the Prorated Bonus and the Medical Benefit Continuation or CIC Medical Benefit Continuation, as applicable, will in each case be subject to Mr. Hult’s execution and nonrevocation of a release of claims and his continued compliance with the restrictive covenants set forth in the Agreement, which includes covenants of nondisclosure of confidential information, noncompetition, nonsolicitation, and nondisparagement. If any of the payments or benefits provided to Mr. Hult pursuant to the Agreement or otherwise would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to excise tax, such amounts will be subject to a “net best” excise tax adjustment.
In addition, Mr. Hult will be eligible for equity awards in the ordinary course under the Omnibus Equity Plan, which typically occur annually in March. The equity awards to be granted to Mr. Hult in March of 2023 under the Omnibus Equity Plan will include (1) restricted stock units that vest based on continuous service (“RSUs”) based on a value of $3,000,000, (2) performance-vesting restricted stock units that vest based on achievement of Company financial goals (“PRSUs”) based on a value of $3,000,000, and (3) a new form of performance-vesting restricted stock units that will vest based on the Company’s total shareholder return over a three-year performance period, beginning on January 1, 2023 (the “PSUs”) based on a value of $3,000,000. In connection with the Agreement, the Compensation Committee has agreed that, for Mr. Hult, his future equity awards, including his 2023 grants, will provide for the following: (1) on a Qualifying Termination event, (A) Mr. Hult will be entitled to retain a pro-rated portion of his PSU and PRSU award, notwithstanding his termination and regardless of when the termination occurs during the performance period, which award will continue to settle on the scheduled settlement date, and (B) his RSUs which vest solely based on continuous service will fully vest and will continue to settle on the scheduled settlement date, and (2) on his retirement, his PSUs will fully vest and will continue to settle on the scheduled settlement date.

As disclosed by the Company on the Current Report on Form 8-K filed by the Company on July 13, 2022, Thomas Pluta was appointed as President of the Company effective as of January 1, 2023. It has been determined that in his position as President, Mr. Pluta will be entitled to an annual base salary of $700,000 and will be eligible for an annual cash bonus as determined each year by the Compensation Committee in consultation with the Chief Executive Officer. Mr. Pluta will also be eligible for equity awards in the ordinary course under the Omnibus Equity Plan. In consideration of his transition and forfeiture of compensation from his prior employer, his service in 2022, and his new position as President, it has been determined that, in March of 2023, Mr. Pluta will receive grants of RSUs based on a value of $2,050,000 and PRSUs based on a value of $2,050,000. In addition, in March of 2023, Mr. Pluta, along with certain other executives, is expected to receive a one-time award of PSUs which, for Mr. Pluta, is expected to be based on a value of $2,600,000.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022.

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

Exhibit Number	Description of Exhibit
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

10.23*
Amendment to Second Amended & Restated Market Data Agreement, dated July 24, 2020, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.24*++
Second Amendment to the Second Amended & Restated Market Data Agreement, dated March 26, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.25*++
Third Amendment to the Second Amended & Restated Market Data Agreement, dated April 21, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.26*++
Fourth Amendment to the Second Amended & Restated Market Data Agreement, dated September 9, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

Exhibit Number	Description of Exhibit
10.27*
Fifth Amendment to the Second Amended & Restated Market Data Agreement, dated August 1, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.28*++
Sixth Amendment to the Second Amended & Restated Market Data Agreement, dated September 13, 2022, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.29*++
Amended and Restated Fourth Amendment to the Second Amended & Restated Market Data Agreement, dated February 1, 2023, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.)

10.30*†	Amended and Restated Employment Agreement, dated as of February 21, 2023, by and between William Hult and Tradeweb Markets LLC.
10.31*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement (Form of PSU Agreement for Mr. Hult).
21.1*	List of Subsidiaries of Tradeweb Markets Inc.
23.1*	Consent of Deloitte & Touche LLP.
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
+    Certain portions of this exhibit have been omitted and separately filed with the SEC pursuant to a request for confidential treatment which has been granted by the SEC.
++    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEWEB MARKETS INC.

February 24, 2023	/s/ William Hult
	By:	William Hult
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Hult	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2023
William Hult
/s/ Sara Furber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Sara Furber
/s/ Jacques Aigrain	Director	February 24, 2023
Jacques Aigrain
/s/ Balbir Bakhshi	Director	February 24, 2023
Balbir Bakhshi
/s/ Steven Berns	Director	February 24, 2023
Steven Berns
/s/ John G. Finley	Director	February 24, 2023
John G. Finley
/s/ Scott C. Ganeles	Director	February 24, 2023
Scott C. Ganeles
/s/ Paula B. Madoff	Director	February 24, 2023
Paula B. Madoff
/s/ Lee Olesky	Director	February 24, 2023
Lee Olesky
/s/ Thomas Pluta	Director	February 24, 2023
Thomas Pluta
/s/ Murray Roos	Director	February 24, 2023
Murray Roos
/s/ Rana Yared	Director	February 24, 2023
Rana Yared