Form 10-Q
period 2023-03-31
Tradeweb Markets Inc.
filed 2023-04-27
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 20, 2023
Class A Common Stock, par value $0.00001 per share	114,722,925
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	—
Class D Common Stock, par value $0.00001 per share	23,082,971

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. As of March 31, 2023, there were no LLC Interests (as defined below) held by Bank Stockholders.
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
Specifically, we make use of the non-GAAP financial measures “Free Cash Flow,” “Adjusted EBITDA,” “Adjusted EBITDA margin,” “Adjusted EBIT,” “Adjusted EBIT margin,” “Adjusted Net Income” and “Adjusted Diluted EPS,” as well as the change in revenue, Adjusted EBITDA margin and Adjusted EBIT margin on a constant currency basis, in evaluating our historical results and future prospects. For the definition of Free Cash Flow and a reconciliation to cash flow from operating activities, its most directly comparable financial measure presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” For the definitions of Adjusted EBITDA, Adjusted EBIT and Adjusted Net Income and reconciliations to net income and net income attributable to Tradeweb Markets Inc., as applicable, their most directly comparable financial measures presented in accordance with GAAP, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” For the definition of constant currency revenue change, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period. For the definition of constant currency change in Adjusted EBITDA margin and Adjusted EBIT margin, see Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.
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
•Refinitiv’s, and indirectly LSEG’s, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,232,675	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	14,216	11,632
Deposits with clearing organizations	34,190	23,906
Accounts receivable, net of allowance for credit losses of $152 and $129 at March 31, 2023 and December 31, 2022, respectively	171,244	142,676
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	36,885	37,413
Lease right-of-use assets	22,603	24,933
Software development costs, net of accumulated amortization	138,478	141,833
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,046,018	1,072,818
Receivable and due from affiliates	3,863	2,728
Deferred tax asset	679,458	689,442
Other assets	79,177	74,262
Total assets	$6,240,066	$6,260,131

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$14,215	$11,264
Accrued compensation	65,035	150,884
Deferred revenue	30,577	22,827
Accounts payable, accrued expenses and other liabilities	53,361	46,690
Lease liabilities	25,806	27,943
Payable and due to affiliates	9,933	7,232
Deferred tax liability	20,204	21,251
Tax receivable agreement liability	420,070	425,724
Total liabilities	639,201	713,815

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 111,428,118 and 110,746,606 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 3,251,177 and 3,251,177 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 23,083,971 and 23,092,704 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,577,609	4,577,270
Accumulated other comprehensive income (loss)	(7,765)	(10,113)
Retained earnings	433,049	386,632
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,002,895	4,953,791
Non-controlling interests	597,970	592,525
Total equity	5,600,865	5,546,316
Total liabilities and equity	$6,240,066	$6,260,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Transaction fees and commissions	$266,598	$251,805
Subscription fees	44,374	41,455
Refinitiv market data fees	15,594	15,558
Other	2,683	2,668
Total revenue	329,249	311,486

Expenses
Employee compensation and benefits	114,493	117,991
Depreciation and amortization	45,404	44,450
Technology and communications	17,567	15,776
General and administrative	13,920	10,313
Professional fees	11,176	7,857
Occupancy	4,123	3,497
Total expenses	206,683	199,884
Operating income	122,566	111,602
Net interest income (expense)	12,491	(447)
Other income (loss), net	341	—
Income before taxes	135,398	111,155
Provision for income taxes	(33,205)	(13,710)
Net income	102,193	97,445
Less: Net income attributable to non-controlling interests	14,337	14,480
Net income attributable to Tradeweb Markets Inc.	$87,856	$82,965

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.42	$0.41
Diluted	$0.42	$0.40
Weighted average shares outstanding:
Basic	208,105,437	204,061,347
Diluted	210,143,734	207,497,102
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$102,193	$97,445
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2023 and 2022	2,649	(4,098)
Other comprehensive income (loss), net of tax	2,649	(4,098)

Comprehensive income	104,842	93,347
Less: Net income attributable to non-controlling interests	14,337	14,480
Less: Foreign currency translation adjustments attributable to non-controlling interests	297	(530)
Comprehensive income attributable to Tradeweb Markets Inc.	$90,208	$79,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	6,320	—	—	—	6,320
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(22,706)	—	(22,706)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	15,082	—	—	—	15,082
Adjustments to non-controlling interests	—	—	—	—	6,910	(4)	—	(6,906)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,283)	(2,283)
Dividends ($0.09 per share)	—	—	—	—	—	—	(18,733)	—	(18,733)
Stock-based compensation expense under the PSU Plan	—	—	—	—	410	—	—	—	410
Stock-based compensation expense under the PRSU Plan	—	—	—	—	4,273	—	—	—	4,273
Stock-based compensation expense under the RSU Plan	—	—	—	—	6,810	—	—	—	6,810
Stock-based compensation expense under the Option Plan	—	—	—	—	412	—	—	—	412
Payroll taxes paid for stock-based compensation	—	—	—	—	(39,878)	—	—	—	(39,878)
Net income	—	—	—	—	—	—	87,856	14,337	102,193
Foreign currency translation adjustments	—	—	—	—	—	2,352	—	297	2,649
Balance at March 31, 2023	$1	$1	$—	$—	$4,577,609	$(7,765)	$433,049	$597,970	$5,600,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$1	$1	$—	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Issuance of common stock from equity incentive plans	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	6,351	—	—	—	6,351
Stock-based compensation expense under the RSU Plan	—	—	—	—	6,102	—	—	—	6,102
Stock-based compensation expense under the Option Plan	—	—	—	—	1,229	—	—	—	1,229
Payroll taxes paid for stock-based compensation	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	$1	$1	$—	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net income	$102,193	$97,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,404	44,450
Stock-based compensation expense	11,610	13,712
Deferred taxes	24,223	11,640
Other (income) loss, net	(341)	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	367	(20,573)
Deposits with clearing organizations	(10,240)	(14,996)
Accounts receivable	(27,311)	(36,437)
Receivable and due from affiliates/payable and due to affiliates, net	1,787	692
Other assets	(2,894)	(1,079)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	20,511
Accrued compensation	(88,883)	(81,025)
Deferred revenue	7,729	2,766
Accounts payable, accrued expenses and other liabilities	7,196	8,137
Net cash provided by operating activities	70,840	45,243
Cash flows from investing activities
Purchases of furniture, equipment, software and leasehold improvements	(6,879)	(9,061)
Capitalized software development costs	(9,835)	(8,979)
Net cash used in investing activities	(16,714)	(18,040)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(20,811)	(47,323)
Proceeds from stock-based compensation exercises	4,392	692
Dividends	(18,733)	(16,350)
Distributions to non-controlling interests	(2,283)	(2,178)
Payroll taxes paid for stock-based compensation	(37,297)	(93,927)
Payments on tax receivable agreement liability	(5,724)	(8,995)
Net cash used in financing activities	(80,456)	(168,081)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,776	(3,109)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,554)	(143,987)
Cash, cash equivalents and restricted cash
Beginning of period	1,258,229	973,048
End of period	$1,233,675	$829,061
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$4,300	$2,764
Non-cash investing and financing activities
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$1,215	$—
Unsettled stock-based compensation exercises included in other assets	$1,928	$—
Unsettled share repurchases included in other liabilities	$1,895	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$2,581	$1,831
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$71	$5,659
Deferred tax asset	$15,153	$44,335

	March 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2023	2022
Cash and cash equivalents	$1,232,675	$1,257,229
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,233,675	$1,258,229

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of March 31, 2023, Tradeweb Markets Inc. owned 88.8% of TWM LLC and the non-controlling interest holders own the remaining 11.2% of TWM LLC. As of December 31, 2022, Tradeweb Markets Inc. owned 88.7% of TWM LLC and the non-controlling interest holders owned the remaining 11.3% of TWM LLC.
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
As of March 31, 2023:
•The public investors collectively owned 111,428,118 shares of Class A common stock, representing 8.5% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 47.5% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 91.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.1% of the economic interest in TWM LLC; and

•Other stockholders that continued to own LLC Interests also collectively owned 3,251,177 shares of Class C common stock and 95,642 shares of Class D common stock, representing 0.3% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned 1.4% of the economic interest in TWM LLC.
In addition, for the three months ended March 31, 2023, the Company’s basic and diluted earnings per share calculation is impacted by 291,772 of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method, and for the three months ended March 31, 2023 the Company’s diluted earnings per share calculation also includes 2,038,297 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated financial information as of December 31, 2022 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Reclassifications
Certain reclassifications have been made to the December 31, 2022 consolidated statement of financial condition, and related financial information, to conform to the current period presentation. These primarily include reclassifying approximately $2.7 million of related party balances from other assets to receivable and due from affiliates and $5.8 million of related party balances from accounts payable, accrued expenses and other liabilities to payable and due to affiliates. These reclassifications had no impact on total assets, total liabilities or total equity on the consolidated statement of financial condition, nor did they have any impact on the consolidated statements of income, comprehensive income, changes in equity or cash flows.

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
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and highly liquid investments (such as short-term money market instruments) with remaining maturities at the time of purchase of three months or less.
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
As of March 31, 2023 and December 31, 2022, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $79.3 million and $73.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.1 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, accumulated amortization related to software development costs totaled $180.1 million and $166.6 million, respectively. Amortization expense for software development costs was $13.5 million and $12.9 million for the three months ended March 31, 2023 and 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, accumulated amortization related to intangible assets totaled $461.0 million and $434.2 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million for both the three months ended March 31, 2023 and 2022.

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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during either of the three months ended March 31, 2023 and 2022.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 4 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Currency Forward Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign currency forward contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income within general and administrative expenses. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $1.2 million loss and a $0.7 million gain during the three months ended March 31, 2023 and 2022, respectively. See Note 10 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company has evaluated the impact of the IRA and concluded it did not have a material impact to our financial condition, results of operations and cash flows as of and for the three months ended March 31, 2023. The Company will continue to evaluate the impact of the IRA on subsequent periods.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company is currently evaluating whether it will be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG, and is evaluating its impact.
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
For performance-based restricted stock units that vest based on market conditions, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model. The significant assumptions used to estimate the fair value of the performance-based restricted stock units that vest based on market conditions are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock.
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
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of March 31, 2023, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both March 31, 2023 and December 31, 2022, cash in the amount of $1.0 million has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$230,181	$36,417	$213,736	$38,069
Subscription fees	460	43,914	475	40,980
Refinitiv market data fees	—	15,594	—	15,558
Other	202	2,481	251	2,417
Total revenue	$230,843	$98,406	$214,462	$97,024

Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2022	$22,827
New billings	38,091
Revenue recognized	(30,360)
Effect of foreign currency exchange rate changes	19
Deferred revenue balance - March 31, 2023	$30,577
During the three months ended March 31, 2023, the Company recognized $13.5 million in total revenue that was deferred as of December 31, 2022. During the three months ended March 31, 2022, the Company recognized $14.1 million in total revenue that was deferred as of December 31, 2021.
5.    Income Taxes
The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which is expected to continue to increase over time as Continuing LLC Owners redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from Continuing LLC Owners. The Company’s consolidated effective tax rate will also vary from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions. The Company’s provision for income taxes includes U.S., federal, state, local and foreign taxes.
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 24.5% and 12.3%, respectively. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the exercise of equity compensation, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
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
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. The contributed entity is under audit by the State of New Jersey for the tax years 2012 - 2015 and is appealing a tax assessment from an audit by the State of New Jersey for the tax years 2008 - 2011. As of March 31, 2023 and December 31, 2022, the tax liability related to the Refinitiv Contribution was $3.0 million and $2.7 million, respectively, included within accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of March 31, 2023 and December 31, 2022, $3.0 million and $2.7 million, respectively, is included in receivable and due from affiliates on the condensed consolidated statements of financial condition related to this related party indemnification.

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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of March 31, 2023 and December 31, 2022, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $420.1 million and $425.7 million, respectively. During each of the three months ended March 31, 2023 and 2022, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2023		March 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	208,361,310	88.8%	204,281,271	87.2%
Number of LLC Interests held by non-controlling interests	26,335,148	11.2%	29,975,358	12.8%
Total LLC Interests outstanding	234,696,458	100.0%	234,256,629	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$87,856	$82,965
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	6,910	30,005
Net transfers (to) from non-controlling interests	6,910	30,005
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$94,766	$112,970
8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no changes to those rights and privileges during the three months ended March 31, 2023.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Three Months Ended March 31, 2023
	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	8,733	—	—	(8,733)	—
Issuance of common stock from equity incentive plans	986,090	—	—	—	986,090
Share repurchases pursuant to share repurchase programs	(313,311)	—	—	—	(313,311)
Balance at March 31, 2023	111,428,118	96,933,192	3,251,177	23,083,971	234,696,458

	Three Months Ended March 31, 2022
	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2021	106,286,821	96,933,192	1,654,825	28,873,139	233,747,977
Activities related to exchanges of LLC Interests	552,606	—	—	(552,606)	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	1,068,080
Share repurchases pursuant to share repurchase programs	(559,428)	—	—	—	(559,428)
Balance at March 31, 2022	107,348,079	96,933,192	1,654,825	28,320,533	234,256,629
Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including performance-based restricted stock units, stock options, restricted stock units (“RSUs”) and dividend equivalent rights. The awards may have performance-based and/or time-based vesting conditions. RSUs and performance-based restricted stock units each represent promises to issue actual shares of Class A common stock at the end of a vesting period. Stock options have a maximum contractual term of 10 years.

On February 16, 2022, the Company announced that Mr. Olesky would retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022, resulting in an acceleration of the total unamortized stock-based compensation associated with equity awards granted to him. The unamortized expense was accelerated over a revised estimated service period that ended on August 11, 2022, representing Mr. Olesky’s required six month notice period under the Company’s 2019 Omnibus Equity Incentive Plan. In addition, in December 2022, $5.5 million in stock-based compensation awards, relating to 2022 performance, were granted to Mr. Olesky and immediately recognized into expense upon grant.
During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $1.7 million recognized during the three months ended March 31, 2022.
In addition to the performance-based restricted stock units previously awarded pursuant to the 2019 Omnibus Equity Incentive Plan, which vest based on the financial performance of the Company (“PRSUs”), on March 15, 2023, the Company granted to certain executives, an aggregate of 251,113 performance-based restricted stock units that vest based on market conditions (“PSUs”). PSUs are promises to issue actual shares of Class A common stock which cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The PSUs granted on March 15, 2023 had a grant date fair value of $98.33 per share, or $24.7 million in total, which will be expensed on a straight-line basis through December 31, 2025, the end of the three-year performance period. The grant date fair value of the March 2023 PSUs was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in the valuation were a maturity of 2.8 years annualized volatility of 28.81% and a risk-free interest rate of 3.77%.
During the three months ended March 31, 2023, the Company also granted 554,917 RSUs and 326,050 PRSUs at a weighted-average grant-date fair value of $69.52 and $69.56, respectively. RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount for awards granted during 2022 and prior years. PRSUs granted during 2023 have a 250% maximum performance modifier.
A summary of the Company’s total stock-based compensation expense, including the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Total stock-based compensation expense	$11,610	$13,712
The stock-based compensation expense above excludes $0.3 million of stock-based compensation expense capitalized to software development costs during the three months ended March 31, 2023.

Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended March 31, 2023, the Company acquired a total of 313,311 shares of Class A common stock, at an average price of $72.47, for purchases totaling $22.7 million. During the three months ended March 31, 2022, the Company acquired a total of 559,428 shares of Class A common stock, at an average price of $84.59, for purchases totaling $47.3 million.
Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of March 31, 2023, a total of $252.3 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock is be recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended March 31, 2023 and 2022, the Company withheld 574,824 and 985,959 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $69.34 and $97.13, respectively, and an aggregate value of $39.9 million and $95.8 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of March 31, 2023 and December 31, 2022, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accounts receivable	$97	$70
Receivable and due from affiliates	3,863	2,728
Other assets	174	261
Accounts payable, accrued expenses and other liabilities	673	335
Deferred revenue	5,145	5,076
Payable and due to affiliates	9,933	7,232

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenue:
Subscription fees	$833	$200
Refinitiv market data fees (1)	15,594	15,558
Other fees	114	117
Expenses: (2)
Employee compensation and benefits	—	613
Technology and communications	1,164	1,116
General and administrative	46	143
Professional fees	1	12
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
10.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of March 31, 2023
Assets
Cash equivalents – Money market funds	$1,113,709	$—	$—	$1,113,709
Total assets measured at fair value	$1,113,709	$—	$—	$1,113,709

Liabilities
Payable and due to affiliates – Foreign currency forward contracts	$—	$3,716	$—	$3,716
Total liabilities measured at fair value	$—	$3,716	$—	$3,716

As of December 31, 2022
Assets
Cash equivalents – Money market funds	$1,106,916	$—	$—	$1,106,916
Total assets measured at fair value	$1,106,916	$—	$—	$1,106,916

Liabilities
Payable and due to affiliates – Foreign currency forward contracts	$—	$1,002	$—	$1,002
Total liabilities measured at fair value	$—	$1,002	$—	$1,002

The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuation for the Company’s foreign currency forward contracts is primarily based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. As of March 31, 2023 and December 31, 2022, the counterparty on each of the foreign currency forward contracts was an affiliate of Refinitiv and therefore the corresponding liabilities on such contracts were included in payable and due to affiliates on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign currency forward contracts not designated as hedges for accounting purposes:

	March 31,	December 31,
	2023	2022

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$179,156	$162,845
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
The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within general and administrative expenses in the condensed consolidated statements of income are as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship	$(1,160)	$682

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of March 31, 2023	(in thousands)
Assets
Cash and restricted cash	$119,966	$119,966	$—	$—	$119,966
Receivable from brokers and dealers and clearing organizations	14,216	—	14,216	—	14,216
Deposits with clearing organizations	34,190	34,190	—	—	34,190
Accounts receivable	171,244	—	171,244	—	171,244
Other assets – Memberships in clearing organizations	2,417	—	—	2,417	2,417
Total	$342,033	$154,156	$185,460	$2,417	$342,033

Liabilities
Payable to brokers and dealers and clearing organizations	$14,215	$—	$14,215	$—	$14,215
Total	$14,215	$—	$14,215	$—	$14,215

As of December 31, 2022
Assets
Cash and restricted cash	$151,313	$151,313	$—	$—	$151,313
Receivable from brokers and dealers and clearing organizations	11,632	—	11,632	—	11,632
Deposits with clearing organizations	23,906	23,906	—	—	23,906
Accounts receivable	142,676	—	142,676	—	142,676
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$331,933	$175,219	$154,308	$2,406	$331,933

Liabilities
Payable to brokers and dealers and clearing organizations	$11,264	$—	$11,264	$—	$11,264
Total	$11,264	$—	$11,264	$—	$11,264
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $20.0 million as of both March 31, 2023 and December 31, 2022.

11.    Credit Risk
Cash and cash equivalents includes cash and money market instruments held by a limited number of global financial institutions, including cash amounts in excess of federally insured limits. To mitigate this concentration of credit risk, the Company invests through high-credit-quality financial institutions, monitors the concentration of credit exposure of investments with any single obligor and diversifies as determined appropriate.
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
As of March 31, 2023 and December 31, 2022, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million and $0.1 million, respectively. Credit loss expense was $26,000 for the three months ended March 31, 2023. For the three months ended March 31, 2022, recoveries resulted in a reversal of credit loss expense of $74,000.
12.    Commitments and Contingencies
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
Revolving Credit Facility
On April 8, 2019, the Company entered into a five year, $500.0 million senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility was subsequently amended on November 7, 2019 and March 31, 2023. The Credit Facility provides additional borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
Under the terms of the credit agreement that governs the Credit Facility, borrowings under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus 0.75%, (b) Term SOFR plus 1.75% plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (c) SONIA plus 1.75%, subject to a 0.00% floor or (d) EURIBOR plus 1.75%, subject to a 0.00% floor. The credit agreement also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. The Credit Facility is available until April 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.
As of March 31, 2023 and December 31, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of March 31, 2023:

Amount
(in thousands)
Remainder of 2023	$9,413
2024	8,293
2025	3,515
2026	2,833
2027	2,841
Thereafter	152
Total future lease payments	27,047
Less imputed interest	(1,241)
Lease liability	$25,806
13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$87,856	$82,965
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(123)	(22)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$87,733	$82,943

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	208,105,437	204,061,347
Dilutive effect of PRSUs	286,563	770,765
Dilutive effect of options	1,469,219	2,322,027
Dilutive effect of RSUs	282,515	342,963
Dilutive effect of PSUs	—	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	210,143,734	207,497,102

Earnings per share - Basic	$0.42	$0.41
Earnings per share - Diluted	$0.42	$0.40
(1)During the three months ended March 31, 2023 and 2022, there was a total of 291,772 and 53,756, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock, as applicable, of Tradeweb Markets Inc. The potential dilutive effect of LLC Interests are evaluated under the if-converted method. The potential dilutive effect of PRSUs, shares underlying options, RSUs and PSUs are evaluated under the treasury stock method.

The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

Anti-dilutive Shares:
PRSUs	—	—
Options	—	—
RSUs	360,193	61,260
PSUs	—	—
LLC Interests	26,340,754	30,296,879
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
14.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands.
At March 31, 2023 and December 31, 2022, the regulatory capital requirements and regulatory capital for TWL, DW, TWD, TEL, TWJ, TWEU, TESL and TESBV are as follows:

As of March 31, 2023	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$41,506	$138,703	$43,802	$61,355	$7,841	$8,959	$1,646	$1,636
Regulatory Capital Requirement	4,300	2,022	1,014	33,378	1,797	4,601	926	816
Excess Regulatory Capital	$37,206	$136,681	$42,788	$27,977	$6,044	$4,358	$720	$820

As of December 31, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$41,933	$131,026	$44,094	$59,904	$7,320	$8,794	$1,607	$1,677
Regulatory Capital Requirement	3,669	3,574	775	32,589	1,695	4,517	904	801
Excess Regulatory Capital	$38,264	$127,452	$43,319	$27,315	$5,625	$4,277	$703	$876
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023		As of December 31, 2022
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$38,093	$13,887	$30,837	$14,714
Required Financial Resources	12,500	8,790	12,500	8,080
Excess Financial Resources	$25,593	$5,097	$18,337	$6,634

Liquid Financial Assets	$16,867	$9,445	$15,566	$9,493
Required Liquid Financial Assets	3,125	2,198	3,125	2,020
Excess Liquid Financial Assets	$13,742	$7,247	$12,441	$7,473

15.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenues
Institutional	$198,852	$197,210
Wholesale	76,100	72,938
Retail	31,863	19,972
Market Data	22,434	21,366
Total revenue	329,249	311,486
Operating expenses	206,683	199,884
Operating income	$122,566	$111,602
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
The following table provides revenue by geographic area:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Revenues
U.S.	$208,702	$190,293
International	120,547	121,193
Total revenue	$329,249	$311,486
The following table provides information on the attribution of long-lived assets by geographic area:

	March 31,	December 31,
	2023	2022

	(in thousands)
Long-lived assets
U.S.	$4,011,330	$4,044,230
International	12,913	13,026
Total	$4,024,243	$4,057,256

16.    Subsequent Events
On April 27, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the second quarter of 2023. This dividend will be payable on June 15, 2023 to stockholders of record as of June 1, 2023.
On April 27, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $29.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2023, payable on June 13, 2023.
On April 3, 2023, the stockholder that owned 3,251,177 LLC Interests and 3,251,177 shares of Class C common stock, redeemed its LLC Interests for 3,251,177 shares of Class A common stock and the shares of Class C common stock previously held by the stockholder were cancelled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2022 Form 10-K .
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

Trends and Other Factors Impacting Our Performance
CEO Transition
On February 16, 2022, we announced that Mr. Lee Olesky would retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. On February 11, 2022, the board of directors elected our then-current President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. Following his retirement as CEO, Mr. Olesky has continued in his role as Chairman of the board of directors. During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $1.7 million recognized during the three months ended March 31, 2022.
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
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2023 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes and concerns with respect to the banking industry, including as a result of any bank failures.
Because the majority of our financial assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and benefits, technology and communication expenses and occupancy costs, which may not be readily recoverable in the prices of our services. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Quarterly Report on Form 10-Q. To the extent inflation, along with other factors, continue to result in rising interest rates and have other adverse effects on the securities markets and the overall economy, they may adversely affect our results of operations and financial condition.
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
Recent Developments
On April 26, 2023, we announced we are in advanced discussions to acquire Yieldbroker, a leading Australian government bond and interest rate derivatives trading platform covering the institutional, wholesale, and primary markets. We anticipate that the acquisition would be an all-cash transaction with a purchase price of AUD 125 million. This acquisition would provide Yieldbroker’s domestic client network with access to Tradeweb’s global multi-asset platform, deep liquidity and advanced technology, while our customers worldwide would benefit from increased liquidity, pre-trade transparency, and coverage of the Australian and New Zealand debt capital markets. We can offer no assurance that a definitive agreement will be entered into, or if entered into that a transaction will be consummated. The potential deal remains subject to Yieldbroker stockholder approval, final definitive documentation, and would be subject to customary closing conditions and regulatory reviews.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company has evaluated the impact of the IRA and concluded it did not have a material impact to our financial condition, results of operations and cash flows as of and for the three months ended March 31, 2023. The Company will continue to evaluate the impact of the IRA on subsequent periods. The adoption of the IRA will not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company is currently evaluating whether it will be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG, and is evaluating its impact.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three months ended March 31, 2023 and 2022.
Net Interest Income (Expense)
Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Interest expense consists of commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under, the Revolving Credit Facility.
Other Income (Loss), Net
Other income (loss), net consists of any income or loss earned from investments, any mark-to-market adjustments or impairments recorded on investments and any other non-operating items.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of March 31, 2023, we owned 88.8% of TWM LLC and Continuing LLC Owners owned the remaining 11.2% of TWM LLC.

Results of Operations
For the Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
The following table sets forth a summary of our statements of income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$329,249	$311,486	$17,763	5.7%
Total expenses	206,683	199,884	6,799	3.4%
Operating income	122,566	111,602	10,964	9.8%
Net interest income (expense)	12,491	(447)	12,938	N/M
Other income (loss), net	341	—	341	N/M
Income before taxes	135,398	111,155	24,243	21.8%
Provision for income taxes	(33,205)	(13,710)	(19,495)	142.2%
Net income	102,193	97,445	4,748	4.9%
Less: Net income attributable to non-controlling interests	14,337	14,480	(143)	(1.0)%
Net income attributable to Tradeweb Markets Inc.	$87,856	$82,965	$4,891	5.9%
N/M = not meaningful
Revenues
Our revenues for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$266,598	81.0%	$251,805	80.8%	$14,793	5.9%
Subscription fees (1)	59,968	18.2	57,013	18.3	2,955	5.2%
Other	2,683	0.8	2,668	0.9	15	0.6%
Total revenue	$329,249	100.0%	$311,486	100.0%	$17,763	5.7%

Components of total revenue growth:
Constant currency growth (2)						7.5%
Foreign currency impact						(1.8)%
Total revenue growth						5.7%
(1)Subscription fees for both the three months ended March 31, 2023 and 2022 include $15.6 million of Refinitiv market data fees.
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
In general, revenues for the three months ended March 31, 2023 were impacted by a challenging macroeconomic backdrop including interest rate hikes, dramatic movements in the yield curve, the highest level of rate volatility since the global financial crisis and the regional bank liquidity crisis, resulting in market turmoil that impacted trading habits, including some migration to phone orders during moments of high stress in March 2023.

The primary driver of the $17.8 million increase in revenue was related to a $14.8 million increase in transaction fees and commissions to $266.6 million for the three months ended March 31, 2023 from $251.8 million for the three months ended March 31, 2022, primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds and certificates of deposit.
Our total revenue by asset class for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$170,505	$160,339	$10,166	6.3%
Credit	89,017	86,318	2,699	3.1%
Equities	26,203	26,535	(332)	(1.3)%
Money Markets	14,807	11,524	3,283	28.5%
Market Data	22,434	21,366	1,068	5.0%
Other	6,283	5,404	879	16.3%
Total revenue	$329,249	$311,486	$17,763	5.7%
Our variable and fixed revenues by asset class for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$114,168	$56,337	$103,389	$56,950	$10,779	$(613)	10.4%	(1.1)%
Credit	82,364	6,653	79,648	6,670	2,716	(17)	3.4%	(0.3)%
Equities	23,897	2,306	24,151	2,384	(254)	(78)	(1.1)%	(3.3)%
Money Markets	10,414	4,393	7,274	4,250	3,140	143	43.2%	3.4%
Market Data	—	22,434	—	21,366	—	1,068	—	5.0%
Other	—	6,283	—	5,404	—	879	—	16.3%
Total revenue	$230,843	$98,406	$214,462	$97,024	$16,381	$1,382	7.6%	1.4%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2023 and 2022, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2023		2022		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$871,293	$54,558,452	$748,546	$46,592,263	16.4%
Rates Cash	362,618	22,568,694	387,505	24,060,508	(6.4)%
Rates Derivatives	508,675	31,989,758	361,041	22,531,755	40.9%
Swaps / Swaptions Tenor (greater than 1 year)	285,896	17,965,246	210,550	13,143,966	35.8%
Other Rates Derivatives (1)	222,779	14,024,511	150,490	9,387,789	48.0%

Credit	32,303	2,021,369	33,227	2,069,127	(2.8)%
Cash Credit (2)	7,988	497,313	7,559	465,829	5.7%
Credit Derivatives and U.S. Cash “EP”	24,315	1,524,056	25,668	1,603,297	(5.3)%

Equities	19,533	1,218,547	21,449	1,334,373	(8.9)%
Equities Cash	10,491	656,069	12,766	795,184	(17.8)%
Equities Derivatives	9,043	562,478	8,683	539,189	4.1%

Money Markets	441,607	27,534,565	371,578	23,107,647	18.9%

Total	$1,364,737	$85,332,933	$1,174,801	$73,103,409	16.2%
Total excluding Other Rates Derivatives (3)	$1,141,958	$71,308,422	$1,024,311	$63,715,620	11.5%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2023 and 2022 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Rates	$2.09	$2.22	$(0.13)	(5.7)%
Rates Cash	$2.54	$2.05	$0.49	24.0%
Rates Derivatives	$1.78	$2.40	$(0.62)	(26.0)%
Rates Derivatives (greater than 1 year)	$3.03	$3.96	$(0.93)	(23.5)%
Other Rates Derivatives (1)	$0.17	$0.21	$(0.04)	(21.0)%

Credit	$40.75	$38.51	$2.24	5.8%
Cash Credit (2)	$146.32	$147.49	$(1.17)	(0.8)%
Credit Derivatives and U.S. Cash “EP”	$6.32	$6.91	$(0.59)	(8.4)%

Equities	$19.64	$18.10	$1.54	8.5%
Equities Cash	$30.33	$26.18	$4.15	15.9%
Equities Derivatives	$7.21	$6.18	$1.03	16.6%

Money Markets	$0.38	$0.31	$0.07	20.2%

Total	$2.71	$2.93	$(0.22)	(7.8)%
Total excluding Other Rates Derivatives (3)	$3.20	$3.33	$(0.13)	(3.9)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $10.2 million or 6.3% to $170.5 million for the three months ended March 31, 2023 compared to $160.3 million for the three months ended March 31, 2022 primarily due to higher variable transaction fees and commissions earned from U.S. government bonds and rates derivatives products.
Average variable fees per million for rates decreased primarily due to a decrease in average variable fees per million for rates derivatives driven primarily by shifts in the mix and duration of derivative products traded. This decrease was partially offset by an increase in average variable fees per million for rates cash products primarily due to shifts in the mix of trading towards U.S. treasuries and growth in the retail client sector, which both have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $2.7 million or 3.1% to $89.0 million for the three months ended March 31, 2023 compared to $86.3 million for the three months ended March 31, 2022 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. corporate bonds and municipals.
Average variable fees per million for credit increased primarily due to higher growth in municipals, which have a higher variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class decreased by $0.3 million or 1.3% to $26.2 million for the three months ended March 31, 2023 compared to $26.5 million for the three months ended March 31, 2022 primarily due to variable transaction fees and commissions on lower trading volumes for European ETFs, partially offset by increased revenues from U.S. ETFs.
Average variable fees per million for equities increased primarily due to higher growth in institutional U.S. ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $3.3 million or 28.5% to $14.8 million for the three months ended March 31, 2023 compared to $11.5 million for the three months ended March 31, 2022 primarily due to variable transaction fees and commissions on higher revenues for certificates of deposit and repurchase agreements.
Average variable fees per million for money markets increased primarily due to higher growth of certificates of deposit which have a higher variable fee capture compared to overall money markets.

Market Data. Revenues from our market data asset class increased by $1.1 million or 5.0% to $22.4 million for the three months ended March 31, 2023 compared to $21.4 million for the three months ended March 31, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $0.9 million or 16.3% to $6.3 million for the three months ended March 31, 2023 compared to $5.4 million for the three months ended March 31, 2022. The increase was driven primarily from an increase in revenue from software development and implementation projects performed on behalf of certain clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$198,852	$197,210	$1,642	0.8%
Wholesale	76,100	72,938	3,162	4.3%
Retail	31,863	19,972	11,891	59.5%
Market Data	22,434	21,366	1,068	5.0%
Total revenue	$329,249	$311,486	$17,763	5.7%
Institutional. Revenues from our institutional client sector increased by $1.6 million or 0.8% to $198.9 million for the three months ended March 31, 2023 from $197.2 million for the three months ended March 31, 2022. The increase was derived primarily from increased revenues for rates derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $3.2 million or 4.3% to $76.1 million for the three months ended March 31, 2023 from $72.9 million for the three months ended March 31, 2022. The increase was derived primarily from higher revenues for mortgages and U.S. government bonds.
Retail. Revenues from our retail client sector increased by $11.9 million or 59.5% to $31.9 million for the three months ended March 31, 2023 from $20.0 million for the three months ended March 31, 2022. The increase was derived primarily from higher revenues for U.S. government bonds, certificates of deposit, municipals and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $1.1 million or 5.0% to $22.4 million for the three months ended March 31, 2023 from $21.4 million for the three months ended March 31, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$208,702	$190,293	$18,409	9.7%
International	120,547	121,193	(646)	(0.5)%
Total revenue	$329,249	$311,486	$17,763	5.7%
U.S. Revenues from U.S. clients increased by $18.4 million or 9.7% to $208.7 million for the three months ended March 31, 2023 from $190.3 million for the three months ended March 31, 2022 primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds, certificates of deposit and municipals.

International. Revenues from International clients remained relatively flat with a decrease of $0.6 million or 0.5% to $120.5 million for the three months ended March 31, 2023 from $121.2 million for the three months ended March 31, 2022 as higher revenues for rates derivatives products and European government bonds were more than offset by lower revenues for credit derivatives products, European ETFs and Chinese bonds.
Operating Expenses
Our expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$114,493	$117,991	$(3,498)	(3.0)%
Depreciation and amortization	45,404	44,450	954	2.1%
Technology and communications	17,567	15,776	1,791	11.4%
General and administrative	13,920	10,313	3,607	35.0%
Professional fees	11,176	7,857	3,319	42.2%
Occupancy	4,123	3,497	626	17.9%
Total expenses	$206,683	$199,884	$6,799	3.4%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits decreased by $3.5 million or 3.0% to $114.5 million for the three months ended March 31, 2023 from $118.0 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in incentive compensation expense and related payroll taxes including a $1.7 million decrease in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO Transition” for further details. The decreases in incentive compensation and related payroll taxes more than offset the increase in headcount and related salaries during the period.
Depreciation and Amortization. Expenses related to depreciation and amortization remained relatively flat with an increase of $1.0 million or 2.1% to $45.4 million for the three months ended March 31, 2023 from $44.5 million for the three months ended March 31, 2022.
Technology and Communications. Expenses related to technology and communications increased by $1.8 million or 11.4% to $17.6 million for the three months ended March 31, 2023 from $15.8 million for the three months ended March 31, 2022. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data and clearance fees driven primarily by higher period-over-period trading volumes.
General and Administrative. Expenses related to general and administrative costs increased by $3.6 million or 35.0% to $13.9 million for the three months ended March 31, 2023 from $10.3 million for the three months ended March 31, 2022. The increase was primarily the result of increased travel and entertainment expenses, as the COVID-19 pandemic contributed to a reduction in expenses during 2022 and a $1.9 million increase in foreign exchange losses during the three months ended March 31, 2023. Realized and unrealized foreign currency losses totaled $1.5 million during the three months ended March 31, 2023 as compared to $0.4 million in gains during three months ended March 31, 2022. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $3.3 million or 42.2% to $11.2 million for the three months ended March 31, 2023 from $7.9 million for the three months ended March 31, 2022. The increase was primarily due to increased legal costs in connection with regulatory and compliance matters, including periodic information requests, and higher technology consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $0.6 million or 17.9% to $4.1 million for the three months ended March 31, 2023 from $3.5 million for the three months ended March 31, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023, the relocation of data centers to locations providing enhanced infrastructure and improved performance and an increase in power costs.

Net Interest Income (Expense)
Net interest income increased by $12.9 million to net interest income of $12.5 million for the three months ended March 31, 2023 from net interest expense of $0.4 million for the three months ended March 31, 2022 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Other Income (Loss), Net
Other income (loss) increased to $0.3 million for the three months ended March 31, 2023 due to recording an increase in a tax indemnification receivable from Refinitiv.
Income Taxes
Income tax expense increased by $19.5 million to $33.2 million for the three months ended March 31, 2023 from $13.7 million for the three months ended March 31, 2022. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2023 was approximately 24.5%, compared with 12.3% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the exercise of equity compensation, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three months ended March 31, 2023 and 2022. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $1.2 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On April 27, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the second quarter of 2023. This dividend will be payable on June 15, 2023 to stockholders of record as of June 1, 2023.
In March 2023, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $18.7 million during the three months ended March 31, 2023.
Cash Distributions
On April 27, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $29.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2023, payable on June 13, 2023.
In March 2023, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $20.3 million during the three months ended March 31, 2023, including distributions to Tradeweb Markets Inc. of $18.0 million and distributions to non-controlling interests of $2.3 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended March 31, 2023, the Company acquired a total of 313,311 shares of Class A common stock, at an average price of $72.47, for purchases totaling $22.7 million pursuant to the 2022 Share Repurchase Program. As of March 31, 2023, a total of $252.3 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
Other Share Repurchases
In addition to the share repurchase programs discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units that vest based on the Company’s financial performance (“PRSUs”), restricted stock units (“RSUs”) and performance-based restricted stock units that vest based on market conditions (“PSUs”).
During the three months ended March 31, 2023, the Company withheld 574,824 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $69.34 and an aggregate value of $39.9 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of March 31, 2023, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $420.1 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of March 31, 2023, we expect to make tax receivable agreement liability payments of approximately $25.7 million within the next 12 months and approximately $394.4 million thereafter.
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
Indebtedness
As of March 31, 2023 and December 31, 2022, we had no outstanding indebtedness.
On April 8, 2019, TWM LLC entered into the Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019 and March 31, 2023. The Revolving Credit Facility provides borrowing capacity to be used to fund our ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.

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
As of March 31, 2023, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of March 31, 2023, we had availability of $499.5 million.
Under the terms of the credit agreement that governs the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus 0.75%, (b) Term SOFR plus 1.75% plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (c) SONIA plus 1.75%, subject to a 0.00% floor or (d) EURIBOR plus 1.75%, subject to a 0.00% floor. The credit agreement also requires that we pay a commitment fee of 0.25% for available but unborrowed amounts. We are also required to pay customary letter of credit fees and agency fees.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Term SOFR, SONIA and EURIBOR loans.
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
As of March 31, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. As of March 31, 2023, our operating lease liabilities totaled $25.8 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $11.8 million and $15.3 million, respectively.

Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for capital expenditures and software development costs for fiscal 2023 to be between $56 million and $62 million, compared to expenditures of $60.1 million in fiscal 2022, with the midpoint of our 2023 capital expenditure guidance at slightly lower than fiscal year 2022 due to the acceleration of certain infrastructure enhancements during 2022.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2023 and December 31, 2022, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $70.1 million and $69.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable and due from affiliates. Current liabilities consist of payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable and due to affiliates, accounts payable, accrued expenses and other liabilities, lease liabilities and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions.

Our working capital as of March 31, 2023 and December 31, 2022 was as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$1,232,675	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	14,216	11,632
Deposits with clearing organizations	34,190	23,906
Accounts receivable	171,244	142,676
Receivable and due from affiliates	3,863	2,728
Total current assets	1,457,188	1,439,171
Payable to brokers and dealers and clearing organizations	14,215	11,264
Accrued compensation	65,035	150,884
Deferred revenue	30,577	22,827
Payable and due to affiliates	9,933	7,232
Current portion of:
Accounts payable, accrued expenses and other liabilities	52,760	51,917
Lease liabilities	11,183	11,265
Tax receivable agreement liability	25,716	5,791
Total current liabilities	209,419	261,180
Total working capital	$1,247,769	$1,177,991
Current Assets
Current assets increased to $1.5 billion as of March 31, 2023 from $1.4 billion as of December 31, 2022 primarily due to an increase in accounts receivable as a result of increased revenues partially offset by a decrease in cash and cash equivalents (see “—Cash Flows” below).
Current Liabilities
Current liabilities decreased to $209.4 million as of March 31, 2023 from $261.2 million as of December 31, 2022 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the three months ended March 31, 2023.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$70,840	$45,243
Net cash used in investing activities	(16,714)	(18,040)
Net cash used in financing activities	(80,456)	(168,081)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,776	(3,109)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,554)	$(143,987)

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
Net cash provided by operating activities for the three months ended March 31, 2023 was $70.8 million, an increase of $25.6 million over the three months ended March 31, 2022, primarily driven by an increase in net income and changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $16.7 million for the three months ended March 31, 2023, which consisted of $9.8 million of capitalized software development costs and $6.9 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $18.0 million for the three months ended March 31, 2022, which consisted of $9.0 million of capitalized software development costs and $9.1 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 was $80.5 million, and was primarily driven by $32.9 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $20.8 million in share repurchases pursuant to the 2022 Share Repurchase Program and $18.7 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the three months ended March 31, 2022 was $168.1 million, and was primarily driven by $93.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $47.3 million in share repurchases pursuant to the 2021 Share Repurchase Program and $16.4 million in cash dividends to our Class A and Class B common stockholders.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Cash flow from operating activities	$70,840	$45,243
Less: Capitalization of software development costs	(9,835)	(8,979)
Less: Purchases of furniture, equipment and leasehold improvements	(6,879)	(9,061)
Free Cash Flow	$54,126	$27,203
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
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before net interest income/expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and other income and loss.
Adjusted EBIT is defined as net income before net interest income/expense and provision for income taxes, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and other income and loss.
Net income margin is defined as net income, divided by revenue for the applicable period. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retired CEO, the CEO Retirement Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CEO Transition,” and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO and retired CEO was fully amortized on January 4, 2022 and December 31, 2022, respectively. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
Adjusted Net Income and Adjusted Diluted EPS
Adjusted Net Income is defined as net income attributable to Tradeweb Markets Inc. assuming the full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock of Tradeweb Markets Inc., adjusted for certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and other income and loss. Adjusted Net Income also gives effect to certain tax related adjustments to reflect an assumed effective tax rate. Adjusted Diluted EPS is defined as Adjusted Net Income divided by the diluted weighted average number of shares of Class A common stock and Class B common stock outstanding for the applicable period (including the effect of potentially dilutive securities determined using the treasury stock method), plus the weighted average number of other participating securities reflected in earnings per share using the two-class method, plus the assumed full exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A common stock or Class B common stock.

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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Net income	$102,193	$97,445
Merger and acquisition transaction and integration costs (1)	585	(18)
Net interest (income) expense	(12,491)	447
Depreciation and amortization	45,404	44,450
Stock-based compensation expense (2)	850	3,869
Provision for income taxes	33,205	13,710
Foreign exchange (gains) / losses (3)	2,798	732
Tax receivable agreement liability adjustment (4)	—	—
Other (income) loss, net	(341)	—
Adjusted EBITDA	$172,203	$160,635
Less: Depreciation and amortization	(45,404)	(44,450)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	31,617	31,769
Adjusted EBIT	$158,416	$147,954
Net income margin	31.0%	31.3%
Adjusted EBITDA margin	52.3%	51.6%
Adjusted EBIT margin	48.1%	47.5%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and other third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2022, this adjustment also includes $1.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO and former CEO.
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

	Three Months Ended
	March 31,
	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	52.3%	51.6%	+73 bps	+64 bps
Adjusted EBIT margin	48.1%	47.5%	+61 bps	+56 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands except per share amounts)
Earnings per diluted share	$0.42	$0.40
Net income attributable to Tradeweb Markets Inc.	$87,856	$82,965
Net income attributable to non-controlling interests (1)	14,337	14,480
Net income	102,193	97,445
Provision for income taxes	33,205	13,710
Merger and acquisition transaction and integration costs (2)	585	(18)
D&A related to acquisitions and the Refinitiv Transaction (3)	31,617	31,769
Stock-based compensation expense (4)	850	3,869
Foreign exchange (gains) / losses (5)	2,798	732
Tax receivable agreement liability adjustment (6)	—	—
Other (income) loss, net	(341)	—
Adjusted Net Income before income taxes	170,907	147,507
Adjusted income taxes (7)	(41,872)	(32,452)
Adjusted Net Income	$129,035	$115,055
Adjusted Diluted EPS (8)	$0.54	$0.48
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2022, this adjustment also includes $1.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former CFO and former CEO.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.5% and 22.0% applied to Adjusted Net Income before income taxes for the three months ended March 31, 2023 and 2022, respectively.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2023 and 2022:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended
	March 31,
	2023	2022
Diluted weighted average shares of Class A and Class B common stock outstanding	210,143,734	207,497,102
Weighted average of other participating securities (1)	291,772	53,756
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	26,340,754	30,296,879
Adjusted diluted weighted average shares outstanding	236,776,260	237,847,737
Adjusted Net Income (in thousands)	$129,035	$115,055
Adjusted Diluted EPS	$0.54	$0.48
(1)Represents weighted average unvested restricted stock units and unsettled vested performance-based restricted stock units issued to certain retired or terminated employees that are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock in accordance with the two-class method used for purposes of calculating earnings per share. See Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the two-class method.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. Our most critical policies and estimates include revenue recognition, stock-based compensation, current and deferred income taxes and the tax receivable agreement liability. With respect to critical accounting policies and estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
During each of the three months ended March 31, 2023 and 2022, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. For performance-based restricted stock units that vest based on market conditions, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the performance-based restricted stock units that vest based on market conditions are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2023, we granted 251,113 performance-based restricted stock units that vest based on market conditions with a grant date fair value totaling $24.7 million, which will be amortized into expense on a straight-line basis through December 31, 2025. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 28.81% and a risk-free interest rate of 3.77%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods.
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

In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of March 31, 2023 and December 31, 2022, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
% of revenue denominated in foreign currencies (1)	28%	30%
% of operating expenses denominated in foreign currencies (2)	14%	14%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Euros	$1.07	$1.12
British pound sterling	$1.21	$1.34
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three months ended March 31, 2023 and 2022:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	March 31,
	2023	2022
Increase (decrease) in revenue	$1,000	$(4,600)
Increase (decrease) in operating income	$1,400	$(4,200)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three months ended March 31, 2023 and 2022:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	March 31,
		2023		2022
All currencies
Effect of 10% change on revenue	+/-	$10,300	+/-	$10,400
Effect of 10% change on operating income	+/-	$7,200	+/-	$7,400
Euros
Effect of 10% change on revenue	+/-	$9,500	+/-	$9,600
Effect of 10% change on operating income	+/-	$9,200	+/-	$9,300
British pound sterling
Effect of 10% change on revenue	+/-	$400	+/-	$400
Effect of 10% change on operating income	+/-	$2,000	+/-	$2,000
We have derivative risk relating to our foreign currency forward contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2023 and December 31, 2022, the notional amount of our foreign currency forward contracts was $179.2 million and $162.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $1.2 million loss and a $0.7 million gain during the three months ended March 31, 2023 and 2022, respectively.
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
Credit Risk
Cash and cash equivalents includes cash and money market instruments held by a limited number of global financial institutions, including cash amounts in excess of federally insured limits. To mitigate this concentration of credit risk, the Company invests through high-credit-quality financial institutions, monitors the concentration of credit exposure of investments with any single obligor and diversifies as determined appropriate.
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of March 31, 2023 and December 31, 2022, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.1 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2022 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2023, we repurchased the following shares of shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
January 1, 2023 - January 31, 2023	—	$—	—	$275,000
February 1, 2023 - February 28, 2023	32,467	71.57	32,467	$272,676
March 1, 2023 - March 31, 2023	280,844	72.58	280,844	$252,294
Total	313,311	$72.47	313,311
(1)    On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.
Each share of Class A common stock repurchased pursuant to the 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs. During the three months ended March 31, 2023, the Company withheld 574,824 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1
Amendment No. 2, dated as of March 31, 2023, by and between Tradeweb Markets LLC and Citibank, N.A., as administrative agent, relating to the Credit Agreement, dated as of April 8, 2019, among Tradeweb Markets LLC, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023 (File No. 001-38860)).

10.2†
Amended and Restated Employment Agreement, dated as of February 21, 2023, by and between William Hult and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.3†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement (Form of PSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.4*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Performance Stock Unit Award Agreement (Form of PSU Agreement for other Executive Officers).

10.5*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult).

10.6*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers).

10.7*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for Mr. Hult).

10.8*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for other Executive Officers).

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

TRADEWEB MARKETS INC.

April 27, 2023	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

April 27, 2023	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)