Form 10-Q
period 2023-06-30
Tradeweb Markets Inc.
filed 2023-07-27
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 20, 2023
Class A Common Stock, par value $0.00001 per share	114,645,098
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	—
Class D Common Stock, par value $0.00001 per share	23,080,571

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. As of June 30, 2023, there were no LLC Interests (as defined below) held by Bank Stockholders.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any pending acquisitions or other strategic transactions, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements.
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future events or performance and future events, our actual results of operations, financial condition or liquidity, and the development of the industry and markets in which we operate, may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if future events, our results of operations, financial condition or liquidity, and events in the industry and markets in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of events, results or developments in future periods.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,395,901	$1,257,229
Restricted cash	1,500	1,000
Receivable from brokers and dealers and clearing organizations	128,015	11,632
Deposits with clearing organizations	23,942	23,906
Accounts receivable, net of allowance for credit losses of $177 and $129 at June 30, 2023 and December 31, 2022, respectively	163,219	142,676
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	35,823	37,413
Lease right-of-use assets	20,427	24,933
Software development costs, net of accumulated amortization	135,767	141,833
Goodwill	2,780,259	2,780,259
Intangible assets, net of accumulated amortization	1,019,219	1,072,818
Receivable and due from affiliates	4,441	2,728
Deferred tax asset	708,947	689,442
Other assets	73,041	74,262
Total assets	$6,490,501	$6,260,131

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$128,009	$11,264
Accrued compensation	84,878	150,884
Deferred revenue	27,412	22,827
Accounts payable, accrued expenses and other liabilities	40,914	46,690
Lease liabilities	23,287	27,943
Payable and due to affiliates	1,744	7,232
Deferred tax liability	18,913	21,251
Tax receivable agreement liability	447,976	425,724
Total liabilities	773,133	713,815

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 114,668,017 and 110,746,606 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; none and 3,251,177 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 23,080,571 and 23,092,704 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,693,795	4,577,270
Accumulated other comprehensive income (loss)	(6,818)	(10,113)
Retained earnings	495,481	386,632
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,182,460	4,953,791
Non-controlling interests	534,908	592,525
Total equity	5,717,368	5,546,316
Total liabilities and equity	$6,490,501	$6,260,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Transaction fees and commissions	$246,461	$237,669	$513,059	$489,474
Subscription fees	45,748	41,540	90,122	82,995
Refinitiv market data fees	15,461	15,426	31,055	30,984
Other	2,943	2,503	5,626	5,171
Total revenue	310,613	297,138	639,862	608,624

Expenses
Employee compensation and benefits	103,924	109,890	218,417	227,881
Depreciation and amortization	45,887	44,770	91,291	89,220
Technology and communications	18,701	16,034	36,268	31,810
General and administrative	11,072	7,601	24,992	17,914
Professional fees	10,666	8,575	21,842	16,432
Occupancy	4,028	3,661	8,151	7,158
Total expenses	194,278	190,531	400,961	390,415
Operating income	116,335	106,607	238,901	218,209
Net interest income (expense)	15,109	541	27,600	94
Other income (loss), net	(456)	—	(115)	—
Income before taxes	130,988	107,148	266,386	218,303
Provision for income taxes	(29,049)	(25,548)	(62,254)	(39,258)
Net income	101,939	81,600	204,132	179,045
Less: Net income attributable to non-controlling interests	12,857	13,256	27,194	27,736
Net income attributable to Tradeweb Markets Inc.	$89,082	$68,344	$176,938	$151,309

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.42	$0.33	$0.84	$0.74
Diluted	$0.42	$0.33	$0.83	$0.73
Weighted average shares outstanding:
Basic	211,569,728	204,501,035	209,847,153	204,282,406
Diluted	213,156,753	207,272,675	211,659,814	207,371,372
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$101,939	$81,600	$204,132	$179,045
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2023 and 2022	1,184	(9,677)	3,833	(13,775)
Other comprehensive income (loss), net of tax	1,184	(9,677)	3,833	(13,775)

Comprehensive income	103,123	71,923	207,965	165,270
Less: Net income attributable to non-controlling interests	12,857	13,256	27,194	27,736
Less: Foreign currency translation adjustments attributable to non-controlling interests	117	(1,237)	414	(1,767)
Comprehensive income attributable to Tradeweb Markets Inc.	$90,149	$59,904	$180,357	$139,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	6,320	—	—	—	6,320
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(22,706)	—	(22,706)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	15,082	—	—	—	15,082
Adjustments to non-controlling interests	—	—	—	—	6,910	(4)	—	(6,906)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,283)	(2,283)
Dividends ($0.09 per share)	—	—	—	—	—	—	(18,733)	—	(18,733)
Stock-based compensation expense under the PSU Plan	—	—	—	—	410	—	—	—	410
Stock-based compensation expense under the PRSU Plan	—	—	—	—	4,273	—	—	—	4,273
Stock-based compensation expense under the RSU Plan	—	—	—	—	6,810	—	—	—	6,810
Stock-based compensation expense under the Option Plan	—	—	—	—	412	—	—	—	412
Payroll taxes paid for stock-based compensation	—	—	—	—	(39,878)	—	—	—	(39,878)
Net income	—	—	—	—	—	—	87,856	14,337	102,193
Foreign currency translation adjustments	—	—	—	—	—	2,352	—	297	2,649
Balance at March 31, 2023	$1	$1	$—	$—	$4,577,609	$(7,765)	$433,049	$597,970	$5,600,865
Issuance of common stock from equity incentive plans	—	—	—	—	1,262	—	—	—	1,262
Share repurchases pursuant to the Share Repurchase Program	—	—	—	—	—	—	(7,602)	—	(7,602)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	27,827	—	—	—	27,827
Adjustments to non-controlling interests	—	—	—	—	72,870	(120)	—	(72,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,286)	(3,286)
Dividends ($0.09 per share)	—	—	—	—	—	—	(19,048)	—	(19,048)
Stock-based compensation expense under the PSU Plan	—	—	—	—	2,194	—	—	—	2,194
Stock-based compensation expense under the PRSU Plan	—	—	—	—	5,912	—	—	—	5,912
Stock-based compensation expense under the RSU Plan	—	—	—	—	7,709	—	—	—	7,709
Stock-based compensation expense under the Option Plan	—	—	—	—	282	—	—	—	282
Payroll taxes paid for stock-based compensation	—	—	—	—	(1,870)	—	—	—	(1,870)
Net income	—	—	—	—	—	—	89,082	12,857	101,939
Foreign currency translation adjustments	—	—	—	—	—	1,067	—	117	1,184
Balance at June 30, 2023	$1	$1	$—	$—	$4,693,795	$(6,818)	$495,481	$534,908	$5,717,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$1	$1	$—	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Issuance of common stock from equity incentive plans	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	6,351	—	—	—	6,351
Stock-based compensation expense under the RSU Plan	—	—	—	—	6,102	—	—	—	6,102
Stock-based compensation expense under the Option Plan	—	—	—	—	1,229	—	—	—	1,229
Payroll taxes paid for stock-based compensation	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	$1	$1	$—	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
Issuance of common stock from equity incentive plans	—	—	—	—	6,924	—	—	—	6,924
Share repurchases pursuant to the Share Repurchase Program	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	7,449	—	—	—	7,449
Adjustments to non-controlling interests	—	—	—	—	(1,300)	—	—	1,300	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,568)	(2,568)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,360)	—	(16,360)
Stock-based compensation expense under the PRSU Plan	—	—	—	—	11,140	—	—	—	11,140
Stock-based compensation expense under the RSU Plan	—	—	—	—	9,459	—	—	—	9,459
Stock-based compensation expense under the Option Plan	—	—	—	—	288	—	—	—	288
Payroll taxes paid for stock-based compensation	—	—	—	—	(2,218)	—	—	—	(2,218)
Net income	—	—	—	—	—	—	68,344	13,256	81,600
Foreign currency translation adjustments	—	—	—	—	—	(8,440)	—	(1,237)	(9,677)
Balance at June 30, 2022	$1	$1	$—	$—	$4,420,405	$(10,404)	$304,899	$655,866	$5,370,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$204,132	$179,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	91,291	89,220
Stock-based compensation expense	27,323	34,675
Deferred taxes	49,264	30,551
Other (income) loss, net	115	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	362	(3)
Deposits with clearing organizations	50	(5,666)
Accounts receivable	(18,239)	(30,638)
Receivable and due from affiliates/payable and due to affiliates, net	(5,277)	(3,928)
Other assets	1,334	(8,063)
Increase (decrease) in operating liabilities:
Accrued compensation	(66,974)	(61,919)
Deferred revenue	4,555	(966)
Accounts payable, accrued expenses and other liabilities	(3,997)	1,007
Net cash provided by operating activities	283,939	223,315
Cash flows from investing activities
Cash paid for foreign currency call option	(2,389)	—
Purchases of furniture, equipment, software and leasehold improvements	(11,166)	(14,823)
Capitalized software development costs	(20,505)	(18,264)
Net cash used in investing activities	(34,060)	(33,087)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(30,056)	(56,323)
Proceeds from stock-based compensation exercises	7,582	7,616
Dividends	(37,781)	(32,710)
Distributions to non-controlling interests	(5,569)	(4,746)
Payroll taxes paid for stock-based compensation	(41,748)	(97,976)
Payments on tax receivable agreement liability	(5,724)	(8,995)
Net cash used in financing activities	(113,296)	(193,134)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,589	(9,423)
Net increase (decrease) in cash, cash equivalents and restricted cash	139,172	(12,329)
Cash, cash equivalents and restricted cash
Beginning of period	1,258,229	973,048
End of period	$1,397,401	$960,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$19,026	$5,326
Non-cash investing and financing activities
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$1,203	$—
Unsettled share repurchases included in other liabilities	$252	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$27,976	$5,699
Deferred tax asset	$70,886	$51,824

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2023	2022
Cash and cash equivalents	$1,395,901	$1,257,229
Restricted cash	1,500	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,397,401	$1,258,229

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of June 30, 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. As of December 31, 2022, Tradeweb Markets Inc. owned 88.7% of TWM LLC and the non-controlling interest holders owned the remaining 11.3% of TWM LLC.
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
•Tradeweb Europe Limited (“TEL”), a MiFID Investment Firm regulated by the Financial Conduct Authority (the “FCA”) in the UK and certain other global regulators and that maintains branches in Asia.
•TW SEF LLC (“TW SEF”), a Swap Execution Facility (“SEF”) regulated by the CFTC and certain other global regulators.
•DW SEF LLC (“DW SEF”), a SEF regulated by the CFTC and certain other global regulators.

•Tradeweb Japan K.K. (“TWJ”), a security house regulated by the Japanese Financial Services Agency (“JFSA”) and the Japan Securities Dealers Association (“JSDA”).
•Tradeweb EU B.V. (“TWEU”), a MiFID Investment Firm regulated by the Netherlands Authority for the Financial Markets (“AFM”), the De Nederlandsche Bank (“DNB”) and certain other global regulators and that maintains a branch in France.
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
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which is a fully executable central limit order book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds. The NFI Acquisition included the acquisition of Execution Access, LLC, (“EA”), a registered broker-dealer under the Exchange Act and a member of FINRA. In November 2022, EA merged with and into DW with DW being the surviving entity.
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
As of June 30, 2023:
•The public investors collectively owned 114,668,017 shares of Class A common stock, representing 8.7% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 48.9% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock and 22,988,329 shares of Class D common stock, representing 91.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.1% of the economic interest in TWM LLC; and

•Other stockholders that continued to own LLC Interests also collectively owned 92,242 shares of Class D common stock, representing 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 were impacted by 241,963 and 266,790, respectively, of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and six months ended June 30, 2023 also include 1,587,025 and 1,812,661, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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
As of June 30, 2023 and December 31, 2022, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $84.7 million and $73.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.3 million and $4.9 million for the three months ended June 30, 2023 and 2022, respectively, and $10.5 million and $9.6 million for the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, accumulated amortization related to software development costs totaled $193.9 million and $166.6 million, respectively. Amortization expense for software development costs was $13.8 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively, and $27.2 million and $26.0 million for the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, accumulated amortization related to intangible assets totaled $487.8 million and $434.2 million, respectively. Amortization expense for definite-lived intangible assets was $26.8 million for both the three months ended June 30, 2023 and 2022 and was $53.6 million for both the six months ended June 30, 2023 and 2022.

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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the three and six months ended June 30, 2023 and 2022.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 5 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses during both the three months ended June 30, 2023 and 2022 totaled $1.4 million and realized and unrealized losses during the six months ended June 30, 2023 and 2022 totaled $1.8 million and $1.7 million, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 4 – Acquisitions for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the condensed consolidated statements of income within other income/loss. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts during the three months ended June 30, 2023 and 2022 totaled $2.2 million and $5.5 million, respectively, and realized and unrealized gains on foreign currency forward contracts during the six months ended June 30, 2023 and 2022 totaled $1.0 million and $6.2 million, respectively. Realized and unrealized gains on the foreign currency call option on Australian dollars during both the three and six months ended June 30, 2023 totaled $0.6 million. As of June 30, 2023 and December 31, 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
The Company records uncertain tax positions on the basis of a two-step process whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the condensed consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated statements of financial condition.
The Company has elected to treat taxes due on future U.S. inclusions in taxable income under the global intangible low-taxed income (“GILTI”) provision of the Tax Cuts and Jobs Act of 2017 as a current period expense when incurred.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company has evaluated the impact of the IRA and concluded it did not have a material impact to our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2023. The Company will continue to evaluate the impact of the IRA on subsequent periods.

On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company may be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG. The Company will continue to monitor and evaluate the impact of the Two Pillar Plan on future periods as further information becomes available.
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
Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of June 30, 2023, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of June 30, 2023 and December 31, 2022, cash in the amount of $1.5 million and $1.0 million, respectively, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

4.    Acquisitions
On May 25, 2023, the Company entered into a definitive agreement to acquire all of the outstanding equity interests of Yieldbroker Pty Limited (“Yieldbroker”) for A$125 million in cash ($82.7 million U.S. dollars as translated as of June 30, 2023), subject to working capital adjustments. Yieldbroker is a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional, wholesale and primary markets. The acquisition is expected to close later this year, subject to the satisfaction of customary closing conditions and regulatory reviews.
On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million ($79.9 million U.S. dollars as translated as of June 30, 2023), in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition. The counterparty on the foreign currency call option contract is an affiliate of LSEG and therefore as of June 30, 2023, the corresponding asset related to the fair value of the contract was included in receivable and due from affiliates on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details.
5.    Revenue
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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$209,634	$36,827	$201,199	$36,470
Subscription fees	470	45,278	485	41,055
Refinitiv market data fees	—	15,461	—	15,426
Other	264	2,679	214	2,289
Total revenue	$210,368	$100,245	$201,898	$95,240

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$439,815	$73,244	$414,935	$74,539
Subscription fees	930	89,192	960	82,035
Refinitiv market data fees	—	31,055	—	30,984
Other	466	5,160	465	4,706
Total revenue	$441,211	$198,651	$416,360	$192,264
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2022	$22,827
New billings	65,426
Revenue recognized	(60,874)
Effect of foreign currency exchange rate changes	33
Deferred revenue balance - June 30, 2023	$27,412
During the six months ended June 30, 2023, the Company recognized $19.6 million in total revenue that was deferred as of December 31, 2022. During the six months ended June 30, 2022, the Company recognized $20.2 million in total revenue that was deferred as of December 31, 2021.
6.    Income Taxes
The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate will be impacted by the Corporation’s ownership share of TWM LLC, which will continue to increase as Continuing LLC Owners that continue to hold LLC Interests redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from such Continuing LLC Owners. The Company’s consolidated effective tax rate will also vary from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions. The Company’s provision for income taxes includes U.S., federal, state, local and foreign taxes.

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was approximately 22.2% and 23.8%, respectively. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes, partially offset by non-controlling interests.
The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was approximately 23.4% and 18.0%, respectively. The effective tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
The Company had an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests were redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the condensed consolidated statement of financial condition.
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. During the three months ended June 30, 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015. As of June 30, 2023 and December 31, 2022, $1.7 million and $2.7 million, respectively is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition relating to these tax liabilities. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of June 30, 2023 and December 31, 2022, $2.0 million and $2.7 million, respectively, is included in receivable and due from affiliates on the condensed consolidated statements of financial condition associated with this related party indemnification.
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

The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of June 30, 2023 and December 31, 2022, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $448.0 million and $425.7 million, respectively. During each of the three and six months ended June 30, 2023 and 2022, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2023		June 30, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	211,601,209	90.2%	204,548,887	87.2%
Number of LLC Interests held by non-controlling interests	23,080,571	9.8%	29,971,658	12.8%
Total LLC Interests outstanding	234,681,780	100.0%	234,520,545	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$89,082	$68,344	$176,938	$151,309
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	72,870	(1,300)	79,780	28,705
Net transfers (to) from non-controlling interests	72,870	(1,300)	79,780	28,705
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$161,952	$67,044	$256,718	$180,014
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no changes to those rights and privileges during the six months ended June 30, 2023.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	8,733	—	—	(8,733)	—
Issuance of common stock from equity incentive plans	986,090	—	—	—	986,090
Share repurchases pursuant to share repurchase programs	(313,311)	—	—	—	(313,311)
Balance at March 31, 2023	111,428,118	96,933,192	3,251,177	23,083,971	234,696,458
Activities related to exchanges of LLC Interests	3,254,577	—	(3,251,177)	(3,400)	—
Issuance of common stock from equity incentive plans	92,687	—	—	—	92,687
Share repurchases pursuant to share repurchase programs	(107,365)	—	—	—	(107,365)
Balance at June 30, 2023	114,668,017	96,933,192	—	23,080,571	234,681,780

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2021	106,286,821	96,933,192	1,654,825	28,873,139	233,747,977
Activities related to exchanges of LLC Interests	552,606	—	—	(552,606)	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	1,068,080
Share repurchases pursuant to share repurchase programs	(559,428)	—	—	—	(559,428)
Balance at March 31, 2022	107,348,079	96,933,192	1,654,825	28,320,533	234,256,629
Activities related to exchanges of LLC Interests	3,700	—	—	(3,700)	—
Issuance of common stock from equity incentive plans	367,374	—	—	—	367,374
Share repurchases pursuant to share repurchase programs	(103,458)	—	—	—	(103,458)
Balance at June 30, 2022	107,615,695	96,933,192	1,654,825	28,316,833	234,520,545
On April 3, 2023, the stockholder that owned 3,251,177 LLC Interests and 3,251,177 shares of Class C common stock, redeemed its LLC Interests for 3,251,177 shares of Class A common stock, and the shares of Class C common stock previously held by the stockholder were cancelled.
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

During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $5.7 million and $7.4 million recognized during the three and six months ended June 30, 2022, respectively. There was no CEO Retirement Accelerated Stock-Based Compensation Expense recorded during the three and six months ended June 30, 2023.
In addition to the performance-based restricted stock units previously awarded pursuant to the 2019 Omnibus Equity Incentive Plan, which vest based on the financial performance of the Company (“PRSUs”), on March 15, 2023, the Company granted to certain executives, an aggregate of 251,113 performance-based restricted stock units that vest based on market conditions (“PSUs”). PSUs are promises to issue actual shares of Class A common stock which cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The PSUs granted on March 15, 2023 had a grant date fair value of $98.33 per share, or $24.7 million in total, which will be expensed on a straight-line basis through December 31, 2025, the end of the three-year performance period. The grant date fair value of the March 2023 PSUs was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in the valuation were a maturity of 2.8 years annualized volatility of 28.81% and a risk-free interest rate of 3.77%. There were no PSUs granted during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.
During the three months ended June 30, 2023, the Company granted 15,320 RSUs at a weighted-average grant-date fair value of $72.80. No PRSUs were granted during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company granted 570,237 RSUs and 326,050 PRSUs at a weighted-average grant-date fair value of $69.61 and $69.56, respectively. RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount for awards granted during 2022 and prior years. PRSUs granted during 2023 have a 250% maximum performance modifier.
A summary of the Company’s total stock-based compensation expense, including the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Total stock-based compensation expense	$15,712	$20,963	$27,323	$34,675
The stock-based compensation expense above excludes $0.4 million and $0.6 million of stock-based compensation expense capitalized to software development costs during the three and six months ended June 30, 2023, respectively.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended June 30, 2023 and 2022, the Company acquired a total of 107,365 and 103,458 shares of Class A common stock, at an average price of $70.81 and $86.99, for purchases totaling $7.6 million and $9.0 million, respectively. During the six months ended June 30, 2023 and 2022, the Company acquired a total of 420,676 and 662,886 shares of Class A common stock, at an average price of $72.05 and $84.97, for purchases totaling $30.3 million and $56.3 million, respectively.

Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of June 30, 2023, a total of $244.7 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock is be recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended June 30, 2023 and 2022, the Company withheld 26,259 and 29,530 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $71.23 and $75.14, respectively, and an aggregate value of $1.9 million and $2.2 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2023 and 2022, the Company withheld 601,083 and 1,015,489 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $69.42 and $96.49, respectively, and an aggregate value of $41.7 million and $98.0 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of June 30, 2023 and December 31, 2022, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accounts receivable	$3,544	$70
Receivable and due from affiliates	4,441	2,728
Other assets	152	261
Accounts payable, accrued expenses and other liabilities	1,039	335
Deferred revenue	5,123	5,076
Payable and due to affiliates	1,744	7,232

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Subscription fees	$638	$317	$1,471	$517
Refinitiv market data fees (1)	15,461	15,426	31,055	30,984
Other fees	136	126	250	243
Expenses: (2)
Employee compensation and benefits	17	—	17	613
Technology and communications	1,487	1,199	2,651	2,315
General and administrative	(46)	54	—	197
Professional fees	—	33	1	45
Occupancy	20	—	20	—
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

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of June 30, 2023
Assets
Cash equivalents – Money market funds	$1,270,909	$—	$—	$1,270,909
Receivable and due from affiliates – Foreign exchange derivative contracts	—	1,942	—	1,942
Total assets measured at fair value	$1,270,909	$1,942	$—	$1,272,851

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$1,180	$—	$1,180
Total liabilities measured at fair value	$—	$1,180	$—	$1,180

As of December 31, 2022
Assets
Cash equivalents – Money market funds	$1,106,916	$—	$—	$1,106,916
Total assets measured at fair value	$1,106,916	$—	$—	$1,106,916

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$1,002	$—	$1,002
Total liabilities measured at fair value	$—	$1,002	$—	$1,002
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The valuations for the Company’s foreign currency forward contracts and foreign currency call option are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts and the foreign currency call option are categorized as Level 2 in the fair value hierarchy. The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. On June 1, 2023 the Company entered into the foreign currency call option on Australian dollars , in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition. See Note 4 – Acquisitions for additional details. As of June 30, 2023 and December 31, 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2023	2022

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$181,363	$162,845
Foreign currency call option contract – Gross notional amount	$79,878	$—
The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income. The total realized and unrealized gains (losses) on foreign currency forward contracts recorded within the condensed consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$2,198	$5,488	$1,038	$6,170
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss)	$618	$—	$618	$—

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2023	(in thousands)
Assets
Cash and restricted cash	$126,492	$126,492	$—	$—	$126,492
Receivable from brokers and dealers and clearing organizations	128,015	—	128,015	—	128,015
Deposits with clearing organizations	23,942	23,942	—	—	23,942
Accounts receivable	163,219	—	163,219	—	163,219
Other assets – Memberships in clearing organizations	2,417	—	—	2,417	2,417
Total	$444,085	$150,434	$291,234	$2,417	$444,085

Liabilities
Payable to brokers and dealers and clearing organizations	$128,009	$—	$128,009	$—	$128,009
Total	$128,009	$—	$128,009	$—	$128,009

As of December 31, 2022
Assets
Cash and restricted cash	$151,313	$151,313	$—	$—	$151,313
Receivable from brokers and dealers and clearing organizations	11,632	—	11,632	—	11,632
Deposits with clearing organizations	23,906	23,906	—	—	23,906
Accounts receivable	142,676	—	142,676	—	142,676
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$331,933	$175,219	$154,308	$2,406	$331,933

Liabilities
Payable to brokers and dealers and clearing organizations	$11,264	$—	$11,264	$—	$11,264
Total	$11,264	$—	$11,264	$—	$11,264
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $20.0 million as of both June 30, 2023 and December 31, 2022, respectively.

12.    Credit Risk
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
A substantial number of the Company’s transactions are collateralized and executed with, and on behalf of, a limited number of broker-dealers. The Company’s exposure to credit risk associated with the nonperformance of these clients in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets, which may impair the clients’ ability to satisfy their obligations to the Company.
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
As of June 30, 2023 and December 31, 2022, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2023 and 2022, credit loss expense was $21,000 and $49,000, respectively. For the six months ended June 30, 2023, credit loss expense was $47,000 and for the six months ended June 30, 2022, recoveries resulted in a reversal of credit loss expense totaling $25,000.
13.    Commitments and Contingencies
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
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal has been scheduled for October 3, 2023. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to continue to vigorously defend our position.
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
Revolving Credit Facility
On April 8, 2019, the Company entered into a five year, $500.0 million senior secured revolving credit facility (“Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility was subsequently amended on November 7, 2019 and March 31, 2023. The Revolving Credit Facility provides additional borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
Under the terms of the credit agreement that governs the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus 0.75%, (b) Term SOFR plus 1.75% plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (c) SONIA plus 1.75%, subject to a 0.00% floor or (d) EURIBOR plus 1.75%, subject to a 0.00% floor. The credit agreement also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. The Revolving Credit Facility is available until April 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.
As of both June 30, 2023 and December 31, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of June 30, 2023:

Amount
(in thousands)
Remainder of 2023	$6,635
2024	8,375
2025	3,522
2026	2,833
2027	2,841
Thereafter	152
Total future lease payments	24,358
Less imputed interest	(1,071)
Lease liability	$23,287
Other Commitments
On March 31, 2023, the Company entered into a joint venture agreement (the “JV Agreement”) with subsidiaries of Bloomberg Inc. and MarketAxess Holdings Inc. to jointly establish and fund an independent company (the “CTP JV”) for the purpose of participating in the public procurement procedure to become the fixed income consolidated tape (“CTP”) provider in the European Union. The CTP JV will be incorporated prior to the European Securities and Markets Authority (“ESMA”) tender process and in accordance with project planning. The operation of the CTP JV is contingent upon selection through the ESMA tender process and regulatory approvals.
14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$89,082	$68,344	$176,938	$151,309
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(102)	(26)	(225)	(53)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$88,980	$68,318	$176,713	$151,256

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	211,569,728	204,501,035	209,847,153	204,282,406
Dilutive effect of PRSUs	350,713	782,955	318,638	765,497
Dilutive effect of options	1,143,376	1,839,177	1,306,297	2,080,602
Dilutive effect of RSUs	92,936	149,508	187,726	242,867
Dilutive effect of PSUs	—	—	—	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	213,156,753	207,272,675	211,659,814	207,371,372

Earnings per share - Basic	$0.42	$0.33	$0.84	$0.74
Earnings per share - Diluted	$0.42	$0.33	$0.83	$0.73

(1)During the three months ended June 30, 2023 and 2022, there was a total of 241,963 and 76,426, respectively, and during the six months ended June 30, 2023 and 2022, there was a total of 266,790 and 80,778, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Anti-dilutive Shares:
PRSUs	—	378,265	—	—
Options	—	—	—	—
RSUs	113,873	338,109	113,873	43,255
PSUs	—	—	—	—
LLC Interests	23,153,250	29,971,658	24,738,197	30,133,370
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
15.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan and TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands. At June 30, 2023 and December 31, 2022, the regulatory capital requirements and regulatory capital for these entities are as follows:

As of June 30, 2023	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$39,111	$143,835	$43,964	$77,482	$7,156	$10,220	$1,798	$1,619
Regulatory Capital Requirement	2,688	2,258	671	34,119	1,771	5,515	947	885
Excess Regulatory Capital	$36,423	$141,577	$43,293	$43,363	$5,385	$4,705	$851	$734

As of December 31, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$41,933	$131,026	$44,094	$59,904	$7,320	$8,794	$1,607	$1,677
Regulatory Capital Requirement	3,669	3,574	775	32,589	1,695	4,517	904	801
Excess Regulatory Capital	$38,264	$127,452	$43,319	$27,315	$5,625	$4,277	$703	$876

As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023		As of December 31, 2022
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$36,172	$13,422	$30,837	$14,714
Required Financial Resources	12,500	8,745	12,500	8,080
Excess Financial Resources	$23,672	$4,677	$18,337	$6,634

Liquid Financial Assets	$17,258	$7,428	$15,566	$9,493
Required Liquid Financial Assets	3,125	2,186	3,125	2,020
Excess Liquid Financial Assets	$14,133	$5,242	$12,441	$7,473
16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Revenues
Institutional	$183,828	$181,298	$382,680	$378,508
Wholesale	73,329	68,010	149,429	140,948
Retail	30,680	26,800	62,543	46,772
Market Data	22,776	21,030	45,210	42,396
Total revenue	310,613	297,138	639,862	608,624
Operating expenses	194,278	190,531	400,961	390,415
Operating income	$116,335	$106,607	$238,901	$218,209
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
The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Revenues
U.S.	$200,919	$190,150	$409,621	$380,443
International	109,694	106,988	230,241	228,181
Total revenue	$310,613	$297,138	$639,862	$608,624

The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2023	2022

	(in thousands)
Long-lived assets
U.S.	$3,980,113	$4,044,230
International	11,382	13,026
Total	$3,991,495	$4,057,256
17.    Subsequent Events
On July 27, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the third quarter of 2023. This dividend will be payable on September 15, 2023 to stockholders of record as of September 1, 2023.
On July 27, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2023, payable on September 13, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2022 Form 10-K.
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

Trends and Other Factors Impacting Our Performance
Yieldbroker
On May 25, 2023, we entered into a definitive agreement to acquire all of the outstanding equity interests of Yieldbroker Pty Limited (“Yieldbroker”) for A$125 million in cash ($82.7 million U.S. dollars as translated as of June 30, 2023), subject to working capital adjustments. Yieldbroker is a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional, wholesale and primary markets. The acquisition is expected to close later this year, subject to the satisfaction of customary closing conditions and regulatory reviews.
On June 1, 2023, we entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million ($79.9 million U.S. dollars as translated as of June 30, 2023), in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition. During each of the three and six months ended June 30, 2023, realized and unrealized gains on the foreign currency call option on Australian dollars totaled $0.6 million.
CEO and Chairperson Transition
On February 16, 2022, we announced that Mr. Lee Olesky would retire as Chief Executive Officer (“CEO”) of the Company, effective December 31, 2022. On February 11, 2022, the board of directors elected our then-current President, Mr. Billy Hult, to succeed Mr. Olesky as CEO of the Company, effective January 1, 2023. On May 9, 2023, Mr. Olesky informed the board of directors that he would resign from his position as Chairperson and as a member of the board of directors, effective as of June 30, 2023. On May 12, 2023, the board of directors elected Jacques Aigrain to succeed Mr. Olesky as Chairperson of the board of directors.
During the year ended December 31, 2022, we recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $5.7 million and $7.4 million recognized during the three and six months ended June 30, 2022, respectively. There was no CEO Retirement Accelerated Stock-Based Compensation Expense recorded during the three and six months ended June 30, 2023.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The Company has evaluated the impact of the IRA and concluded it did not have a material impact to our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2023. The Company will continue to evaluate the impact of the IRA on subsequent periods. The adoption of the IRA will not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company may be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG. The Company will continue to monitor and evaluate the impact of the Two Pillar Plan on future periods as further information becomes available.
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
General and Administrative
General and administrative expense consists of travel and entertainment, marketing, value-added taxes, state use taxes, foreign currency transaction gains and losses, gains and losses on foreign exchange derivative contracts entered into for foreign exchange risk management purposes relating to operating activities, charitable contributions, other administrative expenses and credit loss expense. We expect general and administrative expense to increase as we expand the number of our employees and product offerings and grow our operations.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three and six months ended June 30, 2023 and 2022.

Net Interest Income (Expense)
Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Interest expense consists of commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under, the Revolving Credit Facility.
Other Income (Loss), Net
Other income (loss), net consists of any income or loss earned from investments, any mark-to-market adjustments or impairments recorded on investments, unrealized and realized gain/loss on foreign exchange derivative contracts entered into for foreign exchange risk management purposes relating to investing activities and any other non-operating items.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of June 30, 2023, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022
The following table sets forth a summary of our statements of income for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$310,613	$297,138	$13,475	4.5%
Total expenses	194,278	190,531	3,747	2.0%
Operating income	116,335	106,607	9,728	9.1%
Net interest income (expense)	15,109	541	14,568	N/M
Other income (loss), net	(456)	—	(456)	N/M
Income before taxes	130,988	107,148	23,840	22.2%
Provision for income taxes	(29,049)	(25,548)	(3,501)	13.7%
Net income	101,939	81,600	20,339	24.9%
Less: Net income attributable to non-controlling interests	12,857	13,256	(399)	(3.0)%
Net income attributable to Tradeweb Markets Inc.	$89,082	$68,344	$20,738	30.3%
N/M = not meaningful
Revenues
Our revenues for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$246,461	79.3%	$237,669	80.0%	$8,792	3.7%
Subscription fees (1)	61,209	19.7	56,966	19.2	4,243	7.4%
Other	2,943	0.9	2,503	0.8	440	17.6%
Total revenue	$310,613	100.0%	$297,138	100.0%	$13,475	4.5%

Components of total revenue growth:
Constant currency growth (2)						4.4%
Foreign currency impact						0.1%
Total revenue growth						4.5%
(1)Subscription fees for the three months ended June 30, 2023 and 2022 include $15.5 million and $15.4 million respectively, of Refinitiv market data fees.
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

In general, revenues for the three months ended June 30, 2023 continued to be impacted by a challenging macroeconomic backdrop that lead to client de-risking post the regional bank liquidity crisis, an inverted yield curve that impacted duration traded and overall fees per million and continued above average rate volatility. The primary driver of the $13.5 million increase in revenue was related to an $8.8 million increase in transaction fees and commissions to $246.5 million for the three months ended June 30, 2023 from $237.7 million for the three months ended June 30, 2022, primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, certificates of deposit and European government bonds partially offset by lower revenues for credit derivatives products.
Our total revenue by asset class for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$160,354	$151,586	$8,768	5.8%
Credit	84,048	83,991	57	0.1%
Equities	22,146	22,659	(513)	(2.3)%
Money Markets	15,834	12,166	3,668	30.1%
Market Data	22,776	21,030	1,746	8.3%
Other	5,455	5,706	(251)	(4.4)%
Total revenue	$310,613	$297,138	$13,475	4.5%
Our variable and fixed revenues by asset class for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$101,588	$58,766	$96,334	$55,252	$5,254	$3,514	5.5%	6.4%
Credit	77,334	6,714	77,497	6,494	(163)	220	(0.2)%	3.4%
Equities	19,866	2,280	20,409	2,250	(543)	30	(2.7)%	1.3%
Money Markets	11,535	4,299	7,658	4,508	3,877	(209)	50.6%	(4.6)%
Market Data	45	22,731	—	21,030	45	1,701	N/M	8.1%
Other	—	5,455	—	5,706	—	(251)	—	(4.4)%
Total revenue	$210,368	$100,245	$201,898	$95,240	$8,470	$5,005	4.2%	5.3%
N/M = not meaningful

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2023 and 2022, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2023		2022		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$773,959	$48,261,458	$708,971	$43,743,321	9.2%
Rates Cash	344,674	21,627,622	341,367	21,126,389	1.0%
Rates Derivatives	429,285	26,633,837	367,604	22,616,932	16.8%
Swaps / Swaptions Tenor (greater than 1 year)	273,533	16,961,570	221,191	13,602,492	23.7%
Other Rates Derivatives (1)	155,752	9,672,267	146,414	9,014,440	6.4%

Credit	18,989	1,183,072	26,673	1,639,309	(28.8)%
Cash Credit (2)	7,616	472,866	7,191	439,970	5.9%
Credit Derivatives and U.S. Cash “EP”	11,373	710,205	19,482	1,199,339	(41.6)%

Equities	19,356	1,196,751	16,706	1,032,390	15.9%
Equities Cash	9,913	612,223	9,945	613,843	(0.3)%
Equities Derivatives	9,444	584,528	6,761	418,547	39.7%

Money Markets	484,307	30,339,463	423,984	26,205,599	14.2%

Total	$1,296,611	$80,980,743	$1,176,333	$72,620,618	10.2%
Total excluding Other Rates Derivatives (3)	$1,140,859	$71,308,476	$1,029,919	$63,606,178	10.8%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives and (2) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2023 and 2022 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
Rates	$2.10	$2.20	$(0.10)	(4.4)%
Rates Cash	$2.44	$2.27	$0.17	7.7%
Rates Derivatives	$1.83	$2.14	$(0.31)	(14.5)%
Rates Derivatives (greater than 1 year)	$2.75	$3.42	$(0.67)	(19.6)%
Other Rates Derivatives (1)	$0.23	$0.22	$0.01	4.3%

Credit	$65.37	$47.31	$18.06	38.2%
Cash Credit (2)	$151.91	$155.56	$(3.65)	(2.4)%
Credit Derivatives and U.S. Cash “EP”	$7.75	$7.73	$0.02	0.3%

Equities	$16.60	$19.77	$(3.17)	(16.0)%
Equities Cash	$26.59	$29.20	$(2.61)	(8.9)%
Equities Derivatives	$6.14	$5.93	$0.21	3.4%

Money Markets	$0.38	$0.29	$0.09	30.1%

Total	$2.60	$2.78	$(0.18)	(6.6)%
Total excluding Other Rates Derivatives (3)	$2.92	$3.14	$(0.22)	(7.1)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $8.8 million or 5.8% to $160.4 million for the three months ended June 30, 2023 compared to $151.6 million for the three months ended June 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European government bonds and an increase in fixed subscription fees.
Average variable fees per million for rates decreased primarily due to a decrease in average variable fees per million for rates derivatives driven primarily by shifts in the mix and duration of derivative products traded. This decrease was partially offset by an increase in average variable fees per million for rates cash products primarily due to shifts in the mix of trading towards U.S. government bonds, which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $0.1 million or 0.1% to $84.0 million for the three months ended June 30, 2023 compared to $84.0 million for the three months ended June 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivatives products and municipals.
Average variable fees per million for credit increased primarily due to a shift in the mix of products traded from derivatives and electronically processed U.S. corporate bonds to cash credit products, which have a higher variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class decreased by $0.5 million or 2.3% to $22.1 million for the three months ended June 30, 2023 compared to $22.7 million for the three months ended June 30, 2022 primarily due to lower variable transaction fees and commission on lower trading volumes for U.S. and European ETFs, partially offset by higher variable transaction fees and commissions on higher trading volumes for equity derivatives products.
Average variable fees per million for equities decreased primarily due to a shift in the mix of products and size of units traded, including a decline in trading volume for European ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $3.7 million or 30.1% to $15.8 million for the three months ended June 30, 2023 compared to $12.2 million for the three months ended June 30, 2022 primarily due to higher variable transaction fees and commissions on higher volumes for certificates of deposit and repurchase agreements.

Average variable fees per million for money markets increased primarily due to higher growth of certificates of deposit which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $1.7 million or 8.3% to $22.8 million for the three months ended June 30, 2023 compared to $21.0 million for the three months ended June 30, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Other. Revenues from our other asset class was relatively flat with a decrease of $0.3 million or 4.4% to $5.5 million for the three months ended June 30, 2023 compared to $5.7 million for the three months ended June 30, 2022.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$183,828	$181,298	$2,530	1.4%
Wholesale	73,329	68,010	5,319	7.8%
Retail	30,680	26,800	3,880	14.5%
Market Data	22,776	21,030	1,746	8.3%
Total revenue	$310,613	$297,138	$13,475	4.5%
Institutional. Revenues from our institutional client sector increased by $2.5 million or 1.4% to $183.8 million for the three months ended June 30, 2023 from $181.3 million for the three months ended June 30, 2022. The increase was derived primarily from higher revenues for U.S. corporate bonds and U.S. and European government bonds, partially offset by lower revenues for credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $5.3 million or 7.8% to $73.3 million for the three months ended June 30, 2023 from $68.0 million for the three months ended June 30, 2022. The increase was derived primarily from higher revenues for U.S. and European corporate bonds and U.S. government bonds, partially offset by lower revenues for mortgages.
Retail. Revenues from our retail client sector increased by $3.9 million or 14.5% to $30.7 million for the three months ended June 30, 2023 from $26.8 million for the three months ended June 30, 2022. The increase was derived primarily from higher revenues for certificates of deposits and U.S. government bonds, partially offset by lower revenues for municipals.
Market Data. Revenues from our market data client sector increased by $1.7 million or 8.3% to $22.8 million for the three months ended June 30, 2023 from $21.0 million for the three months ended June 30, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$200,919	$190,150	$10,769	5.7%
International	109,694	106,988	2,706	2.5%
Total revenue	$310,613	$297,138	$13,475	4.5%
U.S. Revenues from U.S. clients increased by $10.8 million or 5.7% to $200.9 million for the three months ended June 30, 2023 from $190.2 million for the three months ended June 30, 2022 primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds and certificates of deposit, partially offset by lower revenues for municipals.

International. Revenues from International clients increased by $2.7 million or 2.5% to $109.7 million for the three months ended June 30, 2023 from $107.0 million for the three months ended June 30, 2022 primarily due to higher revenues for European government bonds, European corporate bonds and market data, partially offset by lower revenues for credit derivatives products.
Operating Expenses
Our expenses for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$103,924	$109,890	$(5,966)	(5.4)%
Depreciation and amortization	45,887	44,770	1,117	2.5%
Technology and communications	18,701	16,034	2,667	16.6%
General and administrative	11,072	7,601	3,471	45.7%
Professional fees	10,666	8,575	2,091	24.4%
Occupancy	4,028	3,661	367	10.0%
Total expenses	$194,278	$190,531	$3,747	2.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits decreased by $6.0 million or 5.4% to $103.9 million for the three months ended June 30, 2023 from $109.9 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease in incentive compensation expense and related payroll taxes including a $5.7 million decrease in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO and Chairperson Transition” for further details. The decreases in incentive compensation and related payroll taxes more than offset the increase in headcount and related salaries during the period.
Depreciation and Amortization. Expenses related to depreciation and amortization remained relatively flat with an increase of $1.1 million or 2.5% to $45.9 million for the three months ended June 30, 2023 from $44.8 million for the three months ended June 30, 2022.
Technology and Communications. Expenses related to technology and communications increased by $2.7 million or 16.6% to $18.7 million for the three months ended June 30, 2023 from $16.0 million for the three months ended June 30, 2022. The increase was primarily due to increased data and clearance fees driven primarily by higher period-over-period trading volumes and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs increased by $3.5 million or 45.7% to $11.1 million for the three months ended June 30, 2023 from $7.6 million for the three months ended June 30, 2022. The increase was primarily the result of a $3.3 million decrease in foreign exchange gains during the three months ended June 30, 2023. Realized and unrealized foreign currency gains totaled $0.8 million during the three months ended June 30, 2023 as compared to $4.1 million in gains during three months ended June 30, 2022. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $2.1 million or 24.4% to $10.7 million for the three months ended June 30, 2023 from $8.6 million for the three months ended June 30, 2022. The increase was primarily due to increased legal and other costs related to the expected acquisition of Yieldbroker (see “— Trends and Other Factors Impacting Our Performance — Yieldbroker” for further details), and an increase in consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $0.4 million or 10.0% to $4.0 million for the three months ended June 30, 2023 from $3.7 million for the three months ended June 30, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.

Net Interest Income (Expense)
Net interest income increased by $14.6 million to net interest income of $15.1 million for the three months ended June 30, 2023 from net interest income of $0.5 million for the three months ended June 30, 2022 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Other Income (Loss), Net
During the three months ended June 30, 2023, we recognized a net other loss of $0.5 million, including a $1.1 million loss due to a reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. This loss was partially offset by a $0.6 million gain recognized during three months ended June 30, 2023 from the increase in fair value of the foreign currency call option on Australian dollars entered into, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition.
Income Taxes
Income tax expense increased by $3.5 million to $29.0 million for the three months ended June 30, 2023 from $25.5 million for the three months ended June 30, 2022. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2023 was approximately 22.2%, compared with 23.8% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes, partially offset by non-controlling interests.
For the Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022
The following table sets forth a summary of our statements of income for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$639,862	$608,624	$31,238	5.1%
Total expenses	400,961	390,415	10,546	2.7%
Operating income	238,901	218,209	20,692	9.5%
Net interest income (expense)	27,600	94	27,506	N/M
Other income (loss), net	(115)	—	(115)	N/M
Income before taxes	266,386	218,303	48,083	22.0%
Provision for income taxes	(62,254)	(39,258)	(22,996)	58.6%
Net income	204,132	179,045	25,087	14.0%
Less: Net income attributable to non-controlling interests	27,194	27,736	(542)	(2.0)%
Net income attributable to Tradeweb Markets Inc.	$176,938	$151,309	$25,629	16.9%
N/M = not meaningful

Revenues
Our revenues for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$513,059	80.2%	$489,474	80.4%	$23,585	4.8%
Subscription fees (1)	121,177	18.9	113,979	18.7	7,198	6.3%
Other	5,626	0.9	5,171	0.8	455	8.8%
Total revenue	$639,862	100.0%	$608,624	100.0%	$31,238	5.1%

Components of total revenue growth:
Constant currency growth (2)						6.0%
Foreign currency impact						(0.9)%
Total revenue growth						5.1%
(1)Subscription fees for the six months ended June 30, 2023 and 2022 include $31.1 million and $31.0 million respectively, of Refinitiv market data fees.
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
The primary driver of the $31.2 million increase in revenue related to a $23.6 million increase in transaction fees and commissions to $513.1 million for the six months ended June 30, 2023 from $489.5 million for the six months ended June 30, 2022, primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds, certificates of deposit and European government bonds, partially offset by lower revenues for credit derivatives products and European ETFs.
Our total revenue by asset class for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$330,859	$311,925	$18,934	6.1%
Credit	173,065	170,309	2,756	1.6%
Equities	48,349	49,194	(845)	(1.7)%
Money Markets	30,641	23,690	6,951	29.3%
Market Data	45,210	42,396	2,814	6.6%
Other	11,738	11,110	628	5.7%
Total revenue	$639,862	$608,624	$31,238	5.1%

Our variable and fixed revenues by asset class for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$215,756	$115,103	$199,723	$112,202	$16,033	$2,901	8.0%	2.6%
Credit	159,698	13,367	157,145	13,164	2,553	203	1.6%	1.5%
Equities	43,763	4,586	44,560	4,634	(797)	(48)	(1.8)%	(1.0)%
Money Markets	21,949	8,692	14,932	8,758	7,017	(66)	47.0%	(0.8)%
Market Data	45	45,165	—	42,396	45	2,769	N/M	6.5%
Other	—	11,738	—	11,110	—	628	—	5.7%
Total revenue	$441,211	$198,651	$416,360	$192,264	$24,851	$6,387	6.0%	3.3%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $18.9 million or 6.1% to $330.9 million for the six months ended June 30, 2023 compared to $311.9 million for the six months ended June 30, 2022 primarily due to variable transaction fees and commissions earned for U.S. government bonds, rates derivatives products and European government bonds.
Credit. Revenues from our credit asset class increased by $2.8 million or 1.6% to $173.1 million for the six months ended June 30, 2023 compared to $170.3 million for the six months ended June 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivatives products and Chinese bonds.
Equities. Revenues from our equities asset class decreased by $0.8 million or 1.7% to $48.3 million for the six months ended June 30, 2023 compared to $49.2 million for the six months ended June 30, 2022 primarily due to lower variable transaction fees and commissions on lower trading volumes for European ETFs, partially offset by higher variable transaction fees and commissions on higher trading volumes for equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $7.0 million or 29.3% to $30.6 million for the six months ended June 30, 2023 compared to $23.7 million for the six months ended June 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for certificates of deposit and repurchase agreements.
Market Data. Revenues from our market data asset class increased by $2.8 million or 6.6% to $45.2 million for the six months ended June 30, 2023 compared to $42.4 million for the six months ended June 30, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $0.6 million or 5.7%, to $11.7 million for the six months ended June 30, 2023 compared to $11.1 million for the six months ended June 30, 2022. The increase was driven primarily by an increase in revenue from software development and implementation projects performed on behalf of certain clients.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$382,680	$378,508	$4,172	1.1%
Wholesale	149,429	140,948	8,481	6.0%
Retail	62,543	46,772	15,771	33.7%
Market Data	45,210	42,396	2,814	6.6%
Total revenue	$639,862	$608,624	$31,238	5.1%
Institutional. Revenues from our institutional client sector increased by $4.2 million or 1.1% to $382.7 million for the six months ended June 30, 2023 from $378.5 million for the six months ended June 30, 2022. The increase was derived primarily from higher revenues for rates derivatives products, U.S. and European government bonds and U.S. corporate bonds, partially offset by lower revenues for credit derivatives products and European ETFs.
Wholesale. Revenues from our wholesale client sector increased by $8.5 million or 6.0% to $149.4 million for the six months ended June 30, 2023 from $140.9 million for the six months ended June 30, 2022. The increase was derived primarily from higher revenues for U.S. corporate bonds, European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector increased by $15.8 million or 33.7% to $62.5 million for the six months ended June 30, 2023 from $46.8 million for the six months ended June 30, 2022. The increase was derived primarily from higher revenues for U.S. government bonds, certificates of deposit and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $2.8 million or 6.6% to $45.2 million for the six months ended June 30, 2023 from $42.4 million for the six months ended June 30, 2022. The increase was derived primarily from increased proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$409,621	$380,443	$29,178	7.7%
International	230,241	228,181	2,060	0.9%
Total revenue	$639,862	$608,624	$31,238	5.1%
U.S. Revenues from U.S. clients increased by $29.2 million or 7.7% to $409.6 million for the six months ended June 30, 2023 from $380.4 million for the six months ended June 30, 2022 primarily due to higher revenues for U.S. government bonds, U.S. corporate bonds and certificates of deposit.
International. Revenues from International clients increased by $2.1 million or 0.9% to $230.2 million for the six months ended June 30, 2023 from $228.2 million for the six months ended June 30, 2022 primarily due to higher revenues for European government bonds, rates derivatives products, market data, European corporate bonds and equity derivative products, partially offset by lower revenues for credit derivatives products, European ETFs and Chinese bonds.

Operating Expenses
Our expenses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$218,417	$227,881	$(9,464)	(4.2)%
Depreciation and amortization	91,291	89,220	2,071	2.3%
Technology and communications	36,268	31,810	4,458	14.0%
General and administrative	24,992	17,914	7,078	39.5%
Professional fees	21,842	16,432	5,410	32.9%
Occupancy	8,151	7,158	993	13.9%
Total expenses	$400,961	$390,415	$10,546	2.7%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits decreased by $9.5 million or 4.2% to $218.4 million for the six months ended June 30, 2023 from $227.9 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease in incentive compensation expense and related payroll taxes including a $7.4 million decrease in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO and Chairperson Transition” for further details. The decreases in incentive compensation and related payroll taxes more than offset the increase in headcount and related salaries during the period.
Depreciation and Amortization. Expenses related to depreciation and amortization remained relatively flat with an increase of $2.1 million or 2.3% to $91.3 million for the six months ended June 30, 2023 from $89.2 million for the six months ended June 30, 2022.
Technology and Communications. Expenses related to technology and communications increased by $4.5 million or 14.0% to $36.3 million for the six months ended June 30, 2023 from $31.8 million for the six months ended June 30, 2022. The increase was primarily due to increased data and clearance fees driven primarily by higher period-over-period trading volumes and increased investment in our data strategy and infrastructure.
General and Administrative. Expenses related to general and administrative costs increased by $7.1 million or 39.5% to $25.0 million for the six months ended June 30, 2023 from $17.9 million for the six months ended June 30, 2022. The increase was primarily due to a $5.2 million increase in foreign exchange losses during the six months ended June 30, 2023. Realized and unrealized foreign currency losses totaled $0.7 million during the six months ended June 30, 2023 as compared to $4.5 million in gains during the six months ended June 30, 2022. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program. In addition, travel and entertainment expense also increased, as the COVID-19 pandemic contributed to lower than average expenses during 2022.
Professional Fees. Expenses related to professional fees increased by $5.4 million or 32.9% to $21.8 million for the six months ended June 30, 2023 from $16.4 million for the six months ended June 30, 2022. The increase was primarily due to increased legal and other costs related to the expected acquisition of Yieldbroker (see “— Trends and Other Factors Impacting Our Performance — Yieldbroker” for further details), increased legal costs in connection with regulatory and compliance matters, including periodic information requests and higher consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $1.0 million or 13.9% to $8.2 million for the six months ended June 30, 2023 as compared to $7.2 million for the six months ended June 30, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.
Net Interest Income (Expense)
Net interest income increased by $27.5 million to net interest income of $27.6 million for the six months ended June 30, 2023 from net interest income of $0.1 million for the six months ended June 30, 2022 primarily due to an increase in interest income earned relating to an increase in our average invested cash balance and an increase in interest rates period over period.

Other Income (Loss), Net
During the six months ended June 30, 2023, we recognized a net other loss of $0.1 million, including a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. This loss was partially offset by a $0.6 million gain recognized during three months ended June 30, 2023 from the increase in fair value of the foreign currency call option on Australian dollars entered into, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition.
Income Taxes
Income tax expense increased by $23.0 million to $62.3 million for the six months ended June 30, 2023 from $39.3 million for the six months ended June 30, 2022. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2023 was approximately 23.4%, compared with 18.0% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests. The effective tax rate for the six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and six months ended June 30, 2023 and 2022. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
Our primary cash needs are for day to day operations, working capital requirements, clearing margin requirements, capital expenditures primarily for software and equipment, our expected dividend payments and our share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement and have entered into a definitive agreement to acquire Yieldbroker, subject to the satisfaction of customary closing conditions and regulatory reviews.
We expect to fund our short and long-term liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the Revolving Credit Facility.

We believe that our projected cash position, cash flows from operations and, if necessary, borrowings under the Revolving Credit Facility, will be sufficient to fund our liquidity requirements for at least the next 12 months. The Revolving Credit Facility matures in April 2024. We are currently in discussions to renew the Revolving Credit Facility. If we are not able to renew the Revolving Credit Facility, we believe we have sufficient cash to fund our liquidity requirements for at least the next 12 months without reliance on a credit facility, however, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions, which we consider from time to time, may reduce our cash balance or require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $1.4 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On July 27, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the third quarter of 2023. This dividend will be payable on September 15, 2023 to stockholders of record as of September 1, 2023.
In March and June 2023, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $37.8 million during the six months ended June 30, 2023.
Cash Distributions
On July 27, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $20.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2023, payable on September 13, 2023.

In March and June 2023, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $49.6 million during the six months ended June 30, 2023, including distributions to Tradeweb Markets Inc. of $44.0 million and distributions to non-controlling interests of $5.6 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the six months ended June 30, 2023, the Company acquired a total of 420,676 shares of Class A common stock, at an average price of $72.05, for purchases totaling $30.3 million pursuant to the 2022 Share Repurchase Program. As of June 30, 2023, a total of $244.7 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the six months ended June 30, 2023, the Company withheld 601,083 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $69.42 and an aggregate value of $41.7 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of June 30, 2023, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $448.0 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of June 30, 2023, we expect to make tax receivable agreement liability payments of approximately $25.7 million within the next 12 months and approximately $422.3 million thereafter. In addition to these amounts above, our tax receivable agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of TWM LLC’s assets resulting from any future purchases, redemptions or exchanges of LLC Interests from Continuing LLC Owners. We currently expect to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.

Indebtedness
As of June 30, 2023 and December 31, 2022, we had no outstanding indebtedness.
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
As of June 30, 2023, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of June 30, 2023, we had availability of $499.5 million.
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
As of June 30, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Facility.

Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through June 2028. As of June 30, 2023, our operating lease liabilities totaled $23.3 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $11.4 million and $13.0 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for non-acquisition related capital expenditures and software development costs for fiscal 2023 to be between $56 million and $62 million, compared to expenditures of $60.1 million in fiscal 2022, with the midpoint of our 2023 capital expenditure guidance at slightly lower than fiscal year 2022 due to the acceleration of certain infrastructure enhancements during 2022. Cash paid for capital expenditures and software development costs during the six months ended June 30, 2023 totaled $31.7 million.
In addition, we have also entered into a definitive agreement to acquire Yieldbroker for A$125 million in cash ($82.7 million U.S. dollars as translated as of June 30, 2023), subject to working capital adjustments. The acquisition is expected to close later this year, subject to the satisfaction of customary closing conditions and regulatory reviews.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2023 and December 31, 2022, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $70.1 million and $69.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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

Our working capital as of June 30, 2023 and December 31, 2022 was as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$1,395,901	$1,257,229
Restricted cash	1,500	1,000
Receivable from brokers and dealers and clearing organizations	128,015	11,632
Deposits with clearing organizations	23,942	23,906
Accounts receivable	163,219	142,676
Receivable and due from affiliates	4,441	2,728
Total current assets	1,717,018	1,439,171
Payable to brokers and dealers and clearing organizations	128,009	11,264
Accrued compensation	84,878	150,884
Deferred revenue	27,412	22,827
Payable and due to affiliates	1,744	7,232
Current portion of:
Accounts payable, accrued expenses and other liabilities	40,306	46,099
Lease liabilities	10,889	11,265
Tax receivable agreement liability	25,717	5,791
Total current liabilities	318,955	255,362
Total working capital	$1,398,063	$1,183,809
Current Assets
Current assets increased to $1.7 billion as of June 30, 2023 from $1.4 billion as of December 31, 2022 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below) and receivable from brokers and dealers and clearing organizations resulting from a higher value of fails to deliver as a result of increased unsettled wholesale platform transactions, almost all of which settled in July 2023.
Current Liabilities
Current liabilities increased to $319.0 million as of June 30, 2023 from $255.4 million as of December 31, 2022 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher value of fails to deliver as a result of increased unsettled wholesale platform transactions, almost all of which settled in July 2023, partially offset by a decrease in accrued compensation as a result of annual bonus payments which occurred during the six months ended June 30, 2023.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$283,939	$223,315
Net cash used in investing activities	(34,060)	(33,087)
Net cash used in financing activities	(113,296)	(193,134)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,589	(9,423)
Net increase (decrease) in cash, cash equivalents and restricted cash	$139,172	$(12,329)

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
Net cash provided by operating activities for the six months ended June 30, 2023 was $283.9 million, an increase of $60.6 million over the six months ended June 30, 2022, primarily driven by an increase in net income and changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $34.1 million for the six months ended June 30, 2023, which consisted of $20.5 million of capitalized software development costs, $11.2 million of purchases of furniture, equipment, purchased software and leasehold improvements and $2.4 million of cash paid for a foreign currency call option. Net cash used in investing activities was $33.1 million for the six months ended June 30, 2022, which consisted of $18.3 million of capitalized software development costs and $14.8 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 was $113.3 million, and was primarily driven by $34.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $30.1 million in share repurchases pursuant to the 2022 Share Repurchase Program and $37.8 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the six months ended June 30, 2022 was $193.1 million, and was primarily driven by $90.4 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $56.3 million in share repurchases pursuant to the 2021 Share Repurchase Program and $32.7 million in cash dividends to our Class A and Class B common stockholders.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
Cash flow from operating activities	$283,939	$223,315
Less: Capitalization of software development costs	(20,505)	(18,264)
Less: Purchases of furniture, equipment and leasehold improvements	(11,166)	(14,823)
Free Cash Flow	$252,268	$190,228
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retired CEO, the CEO Retirement Accelerated Stock-Based Compensation Expense discussed above under “— Trends and Other Factors Impacting Our Performance — CEO and Chairperson Transition,” and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO and retired CEO was fully amortized on January 4, 2022 and December 31, 2022, respectively. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net income	$101,939	$81,600	$204,132	$179,045
Merger and acquisition transaction and integration costs (1)	1,212	15	1,797	(3)
Net interest (income) expense	(15,109)	(541)	(27,600)	(94)
Depreciation and amortization	45,887	44,770	91,291	89,220
Stock-based compensation expense (2)	585	7,295	1,435	11,164
Provision for income taxes	29,049	25,548	62,254	39,258
Foreign exchange (gains) / losses (3)	(964)	(3,066)	1,834	(2,334)
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	456	—	115	—
Adjusted EBITDA	$163,055	$155,621	$335,258	$316,256
Less: Depreciation and amortization	(45,887)	(44,770)	(91,291)	(89,220)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	31,629	31,761	63,246	63,530
Adjusted EBIT	$148,797	$142,612	$307,213	$290,566
Net income margin	32.8%	27.5%	31.9%	29.4%
Adjusted EBITDA margin	52.5%	52.4%	52.4%	52.0%
Adjusted EBIT margin	47.9%	48.0%	48.0%	47.7%
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	52.5%	52.4%	+12 bps	+27 bps	52.4%	52.0%	+43 bps	+46 bps
Adjusted EBIT margin	47.9%	48.0%	-9 bps	+5 bps	48.0%	47.7%	+27 bps	+30 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands except per share amounts)
Earnings per diluted share	$0.42	$0.33	$0.83	$0.73
Net income attributable to Tradeweb Markets Inc.	$89,082	$68,344	$176,938	$151,309
Net income attributable to non-controlling interests (1)	12,857	13,256	27,194	27,736
Net income	101,939	81,600	204,132	179,045
Provision for income taxes	29,049	25,548	62,254	39,258
Merger and acquisition transaction and integration costs (2)	1,212	15	1,797	(3)
D&A related to acquisitions and the Refinitiv Transaction (3)	31,629	31,761	63,246	63,530
Stock-based compensation expense (4)	585	7,295	1,435	11,164
Foreign exchange (gains) / losses (5)	(964)	(3,066)	1,834	(2,334)
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	456	—	115	—
Adjusted Net Income before income taxes	163,906	143,153	334,813	290,660
Adjusted income taxes (7)	(40,157)	(31,494)	(82,029)	(63,946)
Adjusted Net Income	$123,749	$111,659	$252,784	$226,714
Adjusted Diluted EPS (8)	$0.52	$0.47	$1.07	$0.95
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.5% applied to Adjusted Net Income before income taxes for the three and six months ended June 30, 2023 and 22.0% for the three and six months ended June 30, 2022.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2023 and 2022:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Diluted weighted average shares of Class A and Class B common stock outstanding	213,156,753	207,272,675	211,659,814	207,371,372
Weighted average of other participating securities (1)	241,963	76,426	266,790	80,778
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,153,250	29,971,658	24,738,197	30,133,370
Adjusted diluted weighted average shares outstanding	236,551,966	237,320,759	236,664,801	237,585,520
Adjusted Net Income (in thousands)	$123,749	$111,659	$252,784	$226,714
Adjusted Diluted EPS	$0.52	$0.47	$1.07	$0.95
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
During each of the three and six months ended June 30, 2023 and 2022, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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

In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of June 30, 2023 and December 31, 2022, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
% of revenue denominated in foreign currencies (1)	27%	28%	28%	29%
% of operating expenses denominated in foreign currencies (2)	17%	14%	15%	14%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $1.4 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, and realized and unrealized losses totaled $1.8 million and $1.7 million during the six months ended June 30, 2023 and 2022, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Euros	$1.09	$1.07	$1.08	$1.09
British pound sterling	$1.25	$1.26	$1.23	$1.30
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Increase (decrease) in revenue	$1,900	$(8,600)	$2,900	$(13,200)
Increase (decrease) in operating income	$1,600	$(6,300)	$3,000	$(10,500)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	June 30,				June 30,
		2023		2022		2023		2022
All currencies
Effect of 10% change on revenue	+/-	$9,400	+/-	$9,200	+/-	$19,700	+/-	$19,600
Effect of 10% change on operating income	+/-	$5,700	+/-	$6,200	+/-	$12,900	+/-	$13,600
Euros
Effect of 10% change on revenue	+/-	$8,500	+/-	$8,400	+/-	$18,000	+/-	$18,000
Effect of 10% change on operating income	+/-	$8,000	+/-	$8,100	+/-	$17,200	+/-	$17,400
British pound sterling
Effect of 10% change on revenue	+/-	$400	+/-	$400	+/-	$800	+/-	$800
Effect of 10% change on operating income	+/-	$2,300	+/-	$2,100	+/-	$4,300	+/-	$4,100
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. In June 2023, we also entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition. We do not use derivative instruments for trading or speculative purposes.
As of June 30, 2023 and December 31, 2022, the notional amount of our foreign currency forward contracts was $181.4 million and $162.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $2.2 million gain and a $5.5 million gain during the three months ended June 30, 2023 and 2022, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $1.0 million and $6.2 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the notional amount of our foreign currency call option on Australian dollars was $79.9 million and unrealized gains totaled $0.6 million during both the three and six months ended June 30, 2023.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of June 30, 2023 and December 31, 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of June 30, 2023 and December 31, 2022, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.1 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2022 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
April 1, 2023 - April 30, 2023	32,229	$72.24	32,229	$249,966
May 1, 2023 - May 31, 2023	38,044	70.82	38,044	$247,271
June 1, 2023 - June 30, 2023	37,092	69.55	37,092	$244,692
Total	107,365	$70.81	107,365
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs. During the three months ended June 30, 2023, the Company withheld 26,259 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.

(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) adopted by our executive officers and directors during the three months ended June 30, 2023.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Arrangement	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement (1)	Aggregate Number of Securities to be Purchased or Sold
Billy Hult Chief Executive Officer and Director	May 16, 2023	May 16, 2024
Sale of an amount equal to up to: (i) 49,688 shares of Class A common stock to be issued upon the vesting on January 1, 2024 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2024 in settlement of dividend equivalent rights in respect of the 49,688 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2021 - January 1, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.

Justin Peterson Chief Technology Officer	June 15, 2023	March 15, 2024	Sale of up to 33,550 shares of Class A common stock.
(1)    In each case, a Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed.

During the three months ended June 30, 2023, none of our directors or executive officers modified or terminated a Rule 10b5-1 trading arrangement or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

TRADEWEB MARKETS INC.

July 27, 2023	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

July 27, 2023	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)