Form 10-Q
period 2023-09-30
Tradeweb Markets Inc.
filed 2023-10-26
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 19, 2023
Class A Common Stock, par value $0.00001 per share	114,725,695
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	—
Class D Common Stock, par value $0.00001 per share	23,080,571

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
•“Bank Stockholders” refer collectively to entities affiliated with the following clients: Barclays Capital Inc., BofA Securities, Inc. (a subsidiary of Bank of America Corporation), Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, RBS Securities Inc., UBS Securities LLC and Wells Fargo Securities, LLC, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. Subsequent to August 2022, there were no LLC Interests (as defined below) held by Bank Stockholders.
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
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and X (formerly Twitter). The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,493,410	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	4,966	11,632
Deposits with clearing organizations	26,433	23,906
Accounts receivable, net of allowance for credit losses of $187 and $129 at September 30, 2023 and December 31, 2022, respectively	167,039	142,676
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	36,151	37,413
Lease right-of-use assets	19,406	24,933
Software development costs, net of accumulated amortization	134,275	141,833
Goodwill	2,815,317	2,780,259
Intangible assets, net of accumulated amortization	1,032,354	1,072,818
Receivable and due from affiliates	3,165	2,728
Deferred tax asset	693,171	689,442
Other assets	77,866	74,262
Total assets	$6,504,553	$6,260,131

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$4,966	$11,264
Accrued compensation	121,227	150,884
Deferred revenue	31,404	22,827
Accounts payable, accrued expenses and other liabilities	46,668	46,690
Lease liabilities	22,040	27,943
Payable and due to affiliates	527	7,232
Deferred tax liability	18,004	21,251
Tax receivable agreement liability	447,976	425,724
Total liabilities	692,812	713,815

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 114,711,483 and 110,746,606 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; none and 3,251,177 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 23,080,571 and 23,092,704 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	4,706,499	4,577,270
Accumulated other comprehensive income (loss)	(10,836)	(10,113)
Retained earnings	570,149	386,632
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,265,814	4,953,791
Non-controlling interests	545,927	592,525
Total equity	5,811,741	5,546,316
Total liabilities and equity	$6,504,553	$6,260,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Transaction fees and commissions	$263,485	$228,015	$776,544	$717,489
Subscription fees	46,361	41,342	136,483	124,337
Refinitiv market data fees	15,460	15,370	46,515	46,354
Other	3,051	2,388	8,677	7,559
Total revenue	328,357	287,115	968,219	895,739

Expenses
Employee compensation and benefits	116,016	102,720	334,433	330,601
Depreciation and amortization	46,559	44,778	137,850	133,998
Technology and communications	19,733	16,816	56,001	48,626
General and administrative	6,700	6,892	31,692	24,806
Professional fees	10,479	9,400	32,321	25,832
Occupancy	4,132	3,699	12,283	10,857
Total expenses	203,619	184,305	604,580	574,720
Operating income	124,738	102,810	363,639	321,019
Net interest income (expense)	17,465	3,413	45,065	3,507
Other income (loss), net	(1,907)	—	(2,022)	—
Income before taxes	140,296	106,223	406,682	324,526
Provision for income taxes	(28,666)	(24,657)	(90,920)	(63,915)
Net income	111,630	81,566	315,762	260,611
Less: Net income attributable to non-controlling interests	13,016	12,483	40,210	40,219
Net income attributable to Tradeweb Markets Inc.	$98,614	$69,083	$275,552	$220,392

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.47	$0.34	$1.31	$1.08
Diluted	$0.46	$0.33	$1.30	$1.06
Weighted average shares outstanding:
Basic	211,618,475	205,721,162	210,444,082	204,767,261
Diluted	213,491,634	208,329,469	212,276,908	207,748,037
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$111,630	$81,566	$315,762	$260,611
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2023 and 2022	(4,456)	(12,406)	(623)	(26,181)
Other comprehensive income (loss), net of tax	(4,456)	(12,406)	(623)	(26,181)

Comprehensive income	107,174	69,160	315,139	234,430
Less: Net income attributable to non-controlling interests	13,016	12,483	40,210	40,219
Less: Foreign currency translation adjustments attributable to non-controlling interests	(438)	(1,521)	(24)	(3,288)
Comprehensive income attributable to Tradeweb Markets Inc.	$94,596	$58,198	$274,953	$197,499
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	6,320	—	—	—	6,320
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(22,706)	—	(22,706)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	15,082	—	—	—	15,082
Adjustments to non-controlling interests	—	—	—	—	6,910	(4)	—	(6,906)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,283)	(2,283)
Dividends ($0.09 per share)	—	—	—	—	—	—	(18,733)	—	(18,733)
Stock-based compensation expense	—	—	—	—	11,905	—	—	—	11,905
Payroll taxes paid for stock-based compensation	—	—	—	—	(39,878)	—	—	—	(39,878)
Net income	—	—	—	—	—	—	87,856	14,337	102,193
Foreign currency translation adjustments	—	—	—	—	—	2,352	—	297	2,649
Balance at March 31, 2023	$1	$1	$—	$—	$4,577,609	$(7,765)	$433,049	$597,970	$5,600,865
Issuance of common stock from equity incentive plans	—	—	—	—	1,262	—	—	—	1,262
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(7,602)	—	(7,602)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	27,827	—	—	—	27,827
Adjustments to non-controlling interests	—	—	—	—	72,870	(120)	—	(72,750)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(3,286)	(3,286)
Dividends ($0.09 per share)	—	—	—	—	—	—	(19,048)	—	(19,048)
Stock-based compensation expense	—	—	—	—	16,097	—	—	—	16,097
Payroll taxes paid for stock-based compensation	—	—	—	—	(1,870)	—	—	—	(1,870)
Net income	—	—	—	—	—	—	89,082	12,857	101,939
Foreign currency translation adjustments	—	—	—	—	—	1,067	—	117	1,184
Balance at June 30, 2023	$1	$1	$—	$—	$4,693,795	$(6,818)	$495,481	$534,908	$5,717,368
Issuance of common stock from equity incentive plans	—	—	—	—	412	—	—	—	412
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(4,897)	—	(4,897)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	2,801	—	—	—	2,801
Adjustments to non-controlling interests	—	—	—	—	(404)	—	—	404	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,963)	(1,963)
Dividends ($0.09 per share)	—	—	—	—	—	—	(19,049)	—	(19,049)
Stock-based compensation expense	—	—	—	—	17,668	—	—	—	17,668
Payroll taxes paid for stock-based compensation	—	—	—	—	(7,773)	—	—	—	(7,773)
Net income	—	—	—	—	—	—	98,614	13,016	111,630
Foreign currency translation adjustments	—	—	—	—	—	(4,018)	—	(438)	(4,456)
Balance at September 30, 2023	$1	$1	$—	$—	$4,706,499	$(10,836)	$570,149	$545,927	$5,811,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(in thousands, except share and per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$1	$1	$—	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Issuance of common stock from equity incentive plans	—	—	—	—	692	—	—	—	692
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(47,323)	—	(47,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	38,676	—	—	—	38,676
Adjustments to non-controlling interests	—	—	—	—	30,005	—	—	(30,005)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,178)	(2,178)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,350)	—	(16,350)
Stock-based compensation expense	—	—	—	—	13,682	—	—	—	13,682
Payroll taxes paid for stock-based compensation	—	—	—	—	(95,758)	—	—	—	(95,758)
Net income	—	—	—	—	—	—	82,965	14,480	97,445
Foreign currency translation adjustments	—	—	—	—	—	(3,568)	—	(530)	(4,098)
Balance at March 31, 2022	$1	$1	$—	$—	$4,388,663	$(1,964)	$261,915	$645,115	$5,293,731
Issuance of common stock from equity incentive plans	—	—	—	—	6,924	—	—	—	6,924
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	7,449	—	—	—	7,449
Adjustments to non-controlling interests	—	—	—	—	(1,300)	—	—	1,300	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,568)	(2,568)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,360)	—	(16,360)
Stock-based compensation expense	—	—	—	—	20,887	—	—	—	20,887
Payroll taxes paid for stock-based compensation	—	—	—	—	(2,218)	—	—	—	(2,218)
Net income	—	—	—	—	—	—	68,344	13,256	81,600
Foreign currency translation adjustments	—	—	—	—	—	(8,440)	—	(1,237)	(9,677)
Balance at June 30, 2022	$1	$1	$—	$—	$4,420,405	$(10,404)	$304,899	$655,866	$5,370,768
Issuance of common stock from equity incentive plans	—	—	—	—	2,059	—	—	—	2,059
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(9,000)	—	(9,000)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	27,740	—	—	—	27,740
Adjustments to non-controlling interests	—	—	—	—	79,606	(312)	—	(79,294)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,857)	(2,857)
Dividends ($0.08 per share)	—	—	—	—	—	—	(16,653)	—	(16,653)
Stock-based compensation expense	—	—	—	—	14,622	—	—	—	14,622
Payroll taxes paid for stock-based compensation	—	—	—	—	(2,272)	—	—	—	(2,272)
Net income	—	—	—	—	—	—	69,083	12,483	81,566
Foreign currency translation adjustments	—	—	—	—	—	(10,885)	—	(1,521)	(12,406)
Balance at September 30, 2022	$1	$1	$—	$—	$4,542,160	$(21,601)	$348,329	$584,677	$5,453,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$315,762	$260,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	137,850	133,998
Stock-based compensation expense	44,670	49,432
Deferred taxes	70,071	49,078
Other (income) loss, net	2,022	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	368	(1)
Deposits with clearing organizations	(2,502)	(5,074)
Accounts receivable	(22,330)	(29,938)
Receivable and due from affiliates/payable and due to affiliates, net	(8,071)	(5,167)
Other assets	(2,890)	(4,433)
Increase (decrease) in operating liabilities:
Accrued compensation	(33,814)	(26,155)
Deferred revenue	8,510	3,856
Accounts payable, accrued expenses and other liabilities	(8,318)	(1,385)
Net cash provided by operating activities	501,328	424,822
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(69,648)	—
Cash paid for foreign currency call option, net of sale proceeds	(1,289)	—
Purchases of furniture, equipment, software and leasehold improvements	(17,467)	(17,959)
Capitalized software development costs	(32,105)	(27,470)
Net cash used in investing activities	(120,509)	(45,429)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(32,874)	(65,323)
Proceeds from stock-based compensation exercises	7,994	9,675
Dividends	(56,830)	(49,363)
Distributions to non-controlling interests	(7,532)	(7,603)
Payroll taxes paid for stock-based compensation	(49,184)	(100,248)
Payments on tax receivable agreement liability	(5,724)	(8,995)
Net cash used in financing activities	(144,150)	(221,857)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(488)	(19,357)
Net increase (decrease) in cash, cash equivalents and restricted cash	236,181	138,179
Cash, cash equivalents and restricted cash
Beginning of period	1,258,229	973,048
End of period	$1,494,410	$1,111,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$24,624	$10,992
Non-cash investing and financing activities
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$478	$702
Unsettled share repurchases included in other liabilities	$2,331	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$337	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$27,976	$35,894
Deferred tax asset	$73,686	$109,759

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2023	2022
Cash and cash equivalents	$1,493,410	$1,257,229
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,494,410	$1,258,229

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of September 30, 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. As of December 31, 2022, Tradeweb Markets Inc. owned 88.7% of TWM LLC and the non-controlling interest holders owned the remaining 11.3% of TWM LLC.
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
•Yieldbroker Pty Limited (“YB” or “Yieldbroker”), acquired in August 2023, a Tier 1 Australian Markets Licensee in Australia, regulated by the Australian Securities & Investments Commission (“ASIC”), that maintains a branch in Singapore which is regulated by the Monetary Authority of Singapore (“MAS”) as a Regulated Market Operator.
In May 2023, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding equity interests of Yieldbroker. Yieldbroker is a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors. This acquisition combines Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale. The A$123.6 million, all-cash transaction closed on August 31, 2023 (the “Yieldbroker Acquisition”), following the satisfaction of closing conditions and regulatory reviews. See Note 4 – Acquisitions for additional details on this acquisition.
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

As of September 30, 2023:
•The public investors collectively owned 114,711,483 shares of Class A common stock, representing 8.7% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 48.9% of the economic interest in TWM LLC;
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
In addition, the Company’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 were impacted by 265,681 and 266,453, respectively, of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and nine months ended September 30, 2023 also include 1,873,159 and 1,832,826, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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
Transaction costs incurred to effect a business combination are expensed as incurred and are included as a component of professional fees or general and administrative expenses in the condensed consolidated statements of income.
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
As of September 30, 2023 and December 31, 2022, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $89.4 million and $73.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.4 million and $5.0 million for the three months ended September 30, 2023 and 2022, respectively, and $15.9 million and $14.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the Yieldbroker Acquisition and the NFI Acquisition are both amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of September 30, 2023 and December 31, 2022, accumulated amortization related to software development costs totaled $207.9 million and $166.6 million, respectively. Amortization expense for software development costs was $14.1 million and $13.0 million for the three months ended September 30, 2023 and 2022, respectively, and $41.3 million and $39.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the Yieldbroker Acquisition and the NFI Acquisition. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company consists of one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill was last tested for impairment on October 1, 2022 and no impairment of goodwill was identified.
Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from four to thirteen years. These intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.

As of September 30, 2023 and December 31, 2022, accumulated amortization related to intangible assets totaled $514.9 million and $434.2 million, respectively. Amortization expense for definite-lived intangible assets was $27.1 million and $26.8 million for the three months ended September 30, 2023 and 2022, respectively and $80.7 million and $80.4 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the three and nine months ended September 30, 2023 and 2022.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 5 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.

Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled $0.7 million gain and a $0.6 million loss during the three months ended September 30, 2023 and 2022, respectively and realized and unrealized losses during the nine months ended September 30, 2023 and 2022 totaled $1.0 million and $2.3 million, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 4 – Acquisitions for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the condensed consolidated statements of income within other income/loss. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts during the three months ended September 30, 2023 and 2022 totaled $3.9 million and $6.8 million, respectively, and realized and unrealized gains on foreign currency forward contracts during the nine months ended September 30, 2023 and 2022 totaled $4.9 million and $12.9 million, respectively. Realized and unrealized losses on the foreign currency call option on the Australian dollar call option during the three and nine months ended September 30, 2023 totaled $1.9 million and $1.3 million, respectively. As of September 30, 2023 and December 31, 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact to our financial condition, results of operations and cash flows as of and for the three and nine months ended September 30, 2023. The Company will continue to evaluate the impact of the 15% corporate minimum tax on subsequent periods.
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

Recent Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of September 30, 2023, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both September 30, 2023 and December 31, 2022, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

4.    Acquisitions
Yieldbroker
On August 31, 2023, the Company completed its acquisition of all of the outstanding equity interests of Yieldbroker Pty Limited. The all-cash purchase price of A$123.6 million ($80.1 million U.S. dollars as translated as of August 31, 2023) was net of cash acquired and prior to working capital and other closing adjustments. Working capital adjustments will be finalized during the fourth quarter of 2023.
Yieldbroker Pty Limited is a corporation registered under the Corporations Act 2001 in Australia and a Tier 1 Australian Markets Licensee in Australia, regulated by the ASIC, that maintains a branch in Singapore which is regulated by the MAS as a Regulated Market Operator. Yieldbroker operates a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors.
The acquisition was accounted for as a business combination and the Company utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of the acquisition. The fair values were determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market and primarily included significant unobservable inputs (Level 3). Customer relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to customer relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate.
The preliminary purchase price was allocated as follows:

Purchase Price Allocation

(in thousands)
Cash and cash equivalents	$12,753
Accounts receivable	1,631
Equipment	384
Lease right-of-use assets	1,453
Software development costs	588
Goodwill	35,058
Intangible assets - Customer relationships	39,746
Intangible assets - Tradename	492
Deferred tax asset	3,361
Other assets	701
Accrued compensation	(3,485)
Deferred revenue	(72)
Accounts payable, accrued expenses and other liabilities	(8,713)
Lease liabilities	(1,496)
Total cash paid	82,401
Less: Cash acquired	(12,753)
Less: Preliminary working capital and other closing adjustments	10,432
Purchase price, net of cash acquired and excluding working capital and other closing adjustments	$80,080
The primary areas of the preliminary purchase price allocation that are not yet finalized as of September 30, 2023 relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of the closing of the acquisition.

The acquired software development costs will be amortized over a useful life of one year, the acquired tradename will be amortized over a useful life of four years and the customer relationships will be amortized over a useful life of 13 years. The goodwill recognized in connection with the Yieldbroker Acquisition is primarily attributable to the acquisition of an assembled workforce and expected future customers, future technology and synergies from the integration of the operations of Yieldbroker into the Company's operations and its single business segment. All of the goodwill recognized in connection with the Yieldbroker Acquisition is expected to be deductible for income tax purposes.

During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $2.2 million, respectively, in transaction costs incurred to effect the Yieldbroker Acquisition, which are included as a component of professional fees in the accompanying condensed consolidated statements of income. During both the three and nine months ended September 30, 2023, the Company also recognized $0.8 million in transaction costs incurred to effect the Yieldbroker Acquisition, which are included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The Yieldbroker Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.
On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. The counterparty on the foreign currency call option contract was an affiliate of LSEG. On August 25, 2023, the Company unwound the out-of-the-money foreign currency call option and received $1.1 million from an affiliate of LSEG. Realized and unrealized losses on the Australian dollar call option during the three and nine months ended September 30, 2023 totaled $1.9 million and $1.3 million, respectively, included within other income/loss. See Note 11 – Fair Value of Financial Instruments for additional details.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$225,934	$37,551	$192,191	$35,824
Subscription fees	465	45,896	470	40,872
Refinitiv market data fees	—	15,460	—	15,370
Other	328	2,723	212	2,176
Total revenue	$226,727	$101,630	$192,873	$94,242

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	(in thousands)		(in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$665,749	$110,795	$607,126	$110,363
Subscription fees	1,395	135,088	1,430	122,907
Refinitiv market data fees	—	46,515	—	46,354
Other	794	7,883	677	6,882
Total revenue	$667,938	$300,281	$609,233	$286,506
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2022	$22,827
New billings	100,331
Revenue recognized	(91,832)
Deferred revenue acquired in connection with the Yieldbroker Acquisition	72
Effect of foreign currency exchange rate changes	6
Deferred revenue balance - September 30, 2023	$31,404
During the nine months ended September 30, 2023, the Company recognized $22.2 million in total revenue that was deferred as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $23.1 million in total revenue that was deferred as of December 31, 2021.

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
The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was approximately 20.4% and 23.2%, respectively. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the return-to-provision adjustment and the effect of non-controlling interests, partially offset by the effect of state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes and the return-to-provision adjustments, partially offset by the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans.
The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was approximately 22.4% and 19.7%, respectively. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the effect of non-controlling interests, the exercise of equity compensation and the return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
The Company has obtained, and expects to obtain, an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have, the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the condensed consolidated statement of financial condition.
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. During the second quarter of 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015. As of September 30, 2023 and December 31, 2022, none and $2.7 million, respectively, is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated statements of financial condition relating to these tax liabilities. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of September 30, 2023 and December 31, 2022, none and $2.7 million, respectively, is included in receivable and due from affiliates on the condensed consolidated statements of financial condition associated with this related party indemnification.

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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of September 30, 2023 and December 31, 2022, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $448.0 million and $425.7 million, respectively. During each of the three and nine months ended September 30, 2023 and 2022, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2023		September 30, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	211,644,675	90.2%	208,177,751	88.8%
Number of LLC Interests held by non-controlling interests	23,080,571	9.8%	26,347,881	11.2%
Total LLC Interests outstanding	234,725,246	100.0%	234,525,632	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$98,614	$69,083	$275,552	$220,392
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(404)	79,606	79,376	108,311
Net transfers (to) from non-controlling interests	(404)	79,606	79,376	108,311
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$98,210	$148,689	$354,928	$328,703
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and there have been no changes to those rights and privileges during the nine months ended September 30, 2023.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	8,733	—	—	(8,733)	—
Issuance of common stock from equity incentive plans	986,090	—	—	—	986,090
Share repurchases pursuant to share repurchase programs	(313,311)	—	—	—	(313,311)
Balance at March 31, 2023	111,428,118	96,933,192	3,251,177	23,083,971	234,696,458
Activities related to exchanges of LLC Interests	3,254,577	—	(3,251,177)	(3,400)	—
Issuance of common stock from equity incentive plans	92,687	—	—	—	92,687
Share repurchases pursuant to share repurchase programs	(107,365)	—	—	—	(107,365)
Balance at June 30, 2023	114,668,017	96,933,192	—	23,080,571	234,681,780
Activities related to exchanges of LLC Interests	—	—	—	—	—
Issuance of common stock from equity incentive plans	108,520	—	—	—	108,520
Share repurchases pursuant to share repurchase programs	(65,054)	—	—	—	(65,054)
Balance at September 30, 2023	114,711,483	96,933,192	—	23,080,571	234,725,246

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2021	106,286,821	96,933,192	1,654,825	28,873,139	233,747,977
Activities related to exchanges of LLC Interests	552,606	—	—	(552,606)	—
Issuance of common stock from equity incentive plans	1,068,080	—	—	—	1,068,080
Share repurchases pursuant to share repurchase programs	(559,428)	—	—	—	(559,428)
Balance at March 31, 2022	107,348,079	96,933,192	1,654,825	28,320,533	234,256,629
Activities related to exchanges of LLC Interests	3,700	—	—	(3,700)	—
Issuance of common stock from equity incentive plans	367,374	—	—	—	367,374
Share repurchases pursuant to share repurchase programs	(103,458)	—	—	—	(103,458)
Balance at June 30, 2022	107,615,695	96,933,192	1,654,825	28,316,833	234,520,545
Activities related to exchanges of LLC Interests	3,623,777	—	1,596,352	(5,220,129)	—
Issuance of common stock from equity incentive plans	134,896	—	—	—	134,896
Share repurchases pursuant to share repurchase programs	(129,809)	—	—	—	(129,809)
Balance at September 30, 2022	111,244,559	96,933,192	3,251,177	23,096,704	234,525,632
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
During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $2.0 million and $9.4 million recognized during the three and nine months ended September 30, 2022, respectively. There was no CEO Retirement Accelerated Stock-Based Compensation Expense recorded during the three and nine months ended September 30, 2023.

In addition to the performance-based restricted stock units previously awarded pursuant to the 2019 Omnibus Equity Incentive Plan, which vest based on the financial performance of the Company (“PRSUs”), during the nine months ended September 30, 2023, on March 15, 2023, the Company granted to certain executives, an aggregate of 251,113 performance-based restricted stock units that vest based on market conditions (“PSUs”). PSUs are promises to issue actual shares of Class A common stock which cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The PSUs granted on March 15, 2023 had a grant date fair value of $98.33 per share, or $24.7 million in total, which will be expensed on a straight-line basis through December 31, 2025, the end of the three-year performance period. The grant date fair value of the March 2023 PSUs was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in the valuation were a maturity of 2.8 years annualized volatility of 28.81% and a risk-free interest rate of 3.77%. There were no PSUs granted during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
During the three months ended September 30, 2023, the Company granted 1,743 RSUs at a weighted-average grant-date fair value of $86.43. No PRSUs were granted during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company granted 571,980 RSUs and 326,050 PRSUs at a weighted-average grant-date fair value of $69.66 and $69.56, respectively. RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount for awards granted during 2022 and prior years. PRSUs granted during 2023 have a 250% maximum performance modifier.
A summary of the Company’s total stock-based compensation expense, including the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Total stock-based compensation expense	$17,348	$14,757	$44,670	$49,432
The stock-based compensation expense above excludes $0.4 million and $1.0 million of stock-based compensation expense capitalized to software development costs during the three and nine months ended September 30, 2023, respectively.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended September 30, 2023 and 2022, the Company acquired a total of 65,054 and 129,809 shares of Class A common stock, at an average price of $75.28 and $69.33, for purchases totaling $4.9 million and $9.0 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company acquired a total of 485,730 and 792,695 shares of Class A common stock, at an average price of $72.48 and $82.41, for purchases totaling $35.2 million and $65.3 million, respectively.

Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of September 30, 2023, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock is be recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended September 30, 2023 and 2022, the Company withheld 92,373 and 33,348 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $84.15 and $68.13, respectively, and an aggregate value of $7.8 million and $2.3 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2023 and 2022, the Company withheld 693,456 and 1,048,837 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $71.38 and $95.59, respectively, and an aggregate value of $49.5 million and $100.3 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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
As of September 30, 2023 and December 31, 2022, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accounts receivable	$1,812	$70
Receivable and due from affiliates	3,165	2,728
Other assets	74	261
Accounts payable, accrued expenses and other liabilities	1,467	335
Deferred revenue	5,099	5,076
Payable and due to affiliates	527	7,232

The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue:
Subscription fees	$460	$282	$1,931	$799
Refinitiv market data fees (1)	15,460	15,370	46,515	46,354
Other fees	218	110	468	353
Expenses: (2)
Employee compensation and benefits	9	—	26	613
Technology and communications	1,496	1,231	4,147	3,546
General and administrative	4	47	4	244
Professional fees	9	1	10	46
Occupancy	21	—	41	—
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

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
As of September 30, 2023
Assets
Cash equivalents – Money market funds	$1,361,198	$—	$—	$1,361,198
Receivable and due from affiliates – Foreign exchange derivative contracts	—	3,019	—	3,019
Total assets measured at fair value	$1,361,198	$3,019	$—	$1,364,217

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

As of December 31, 2022
Assets
Cash equivalents – Money market funds	$1,106,916	$—	$—	$1,106,916
Total assets measured at fair value	$1,106,916	$—	$—	$1,106,916

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$1,002	$—	$1,002
Total liabilities measured at fair value	$—	$1,002	$—	$1,002
The Company’s money market funds are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2023	2022

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$178,620	$162,845

The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the condensed consolidated statements of income. The total realized and unrealized gains (losses) on foreign exchange derivative contracts recorded within the condensed consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$3,883	$6,767	$4,921	$12,937
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$(1,907)	$—	$(1,289)	$—
(1) On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. On August 25, 2023, the Company unwound the out-of-the-money foreign currency call option and received $1.1 million. See Note 4 – Acquisitions for additional details.

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2023	(in thousands)
Assets
Cash and restricted cash	$133,212	$133,212	$—	$—	$133,212
Receivable from brokers and dealers and clearing organizations	4,966	—	4,966	—	4,966
Deposits with clearing organizations	26,433	26,433	—	—	26,433
Accounts receivable	167,039	—	167,039	—	167,039
Other assets – Memberships in clearing organizations	2,423	—	—	2,423	2,423
Total	$334,073	$159,645	$172,005	$2,423	$334,073

Liabilities
Payable to brokers and dealers and clearing organizations	$4,966	$—	$4,966	$—	$4,966
Total	$4,966	$—	$4,966	$—	$4,966

As of December 31, 2022
Assets
Cash and restricted cash	$151,313	$151,313	$—	$—	$151,313
Receivable from brokers and dealers and clearing organizations	11,632	—	11,632	—	11,632
Deposits with clearing organizations	23,906	23,906	—	—	23,906
Accounts receivable	142,676	—	142,676	—	142,676
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$331,933	$175,219	$154,308	$2,406	$331,933

Liabilities
Payable to brokers and dealers and clearing organizations	$11,264	$—	$11,264	$—	$11,264
Total	$11,264	$—	$11,264	$—	$11,264
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $20.0 million as of both September 30, 2023 and December 31, 2022.

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
As of September 30, 2023 and December 31, 2022, the Company maintained an allowance for credit losses with regard to these receivables of $0.2 million and $0.1 million, respectively. For the three months ended September 30, 2023 and 2022, credit loss expense was $13,000 and $60,000, respectively. For the nine months ended September 30, 2023 and 2022 credit loss expense was $60,000 and $34,000, respectively.
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
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal was held on October 3, 2023, and the Second Circuit now has the appeal under advisement. We believe that we have meritorious defenses to the claims set forth in the complaint and intend to continue to vigorously defend our position.
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
As of both September 30, 2023 and December 31, 2022, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding.

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to ten years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of September 30, 2023:

Amount
(in thousands)
Remainder of 2023	$3,495
2024	8,925
2025	4,046
2026	3,264
2027	3,261
Thereafter	223
Total future lease payments	23,214
Less imputed interest	(1,174)
Lease liability	$22,040
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

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$98,614	$69,083	$275,552	$220,392
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(124)	(82)	(348)	(111)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$98,490	$69,001	$275,204	$220,281

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	211,618,475	205,721,162	210,444,082	204,767,261
Dilutive effect of PRSUs	504,945	746,043	380,740	796,090
Dilutive effect of options	1,110,175	1,661,705	1,240,923	1,940,970
Dilutive effect of RSUs	258,039	200,559	211,163	243,716
Dilutive effect of PSUs	—	—	—	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	213,491,634	208,329,469	212,276,908	207,748,037

Earnings per share - Basic	$0.47	$0.34	$1.31	$1.08
Earnings per share - Diluted	$0.46	$0.33	$1.30	$1.06
(1)During the three months ended September 30, 2023 and 2022, there was a total of 265,681 and 246,238, respectively, and during the nine months ended September 30, 2023 and 2022, there was a total of 266,453 and 121,115, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Anti-dilutive Shares:
PRSUs	—	324,467	—	—
Options	—	—	—	—
RSUs	110,927	321,920	110,927	38,761
PSUs	144,666	—	144,666	—
LLC Interests	23,080,571	28,750,603	24,179,583	29,667,383
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

15.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands and YB is subject to certain financial resource requirements with ASIC. At September 30, 2023 and December 31, 2022, the regulatory capital requirements and regulatory capital for these entities are as follows:

As of September 30, 2023	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV	YB

	(in thousands)
Regulatory Capital	$41,514	$149,497	$40,524	$74,995	$7,166	$11,381	$1,740	$1,558	$1,974
Regulatory Capital Requirement	2,639	2,852	741	33,024	2,022	5,358	917	860	1,014
Excess Regulatory Capital	$38,875	$146,645	$39,783	$41,971	$5,144	$6,023	$823	$698	$960

As of December 31, 2022	TWL	DW	TWD	TEL	TWJ	TWEU	TESL	TESBV

	(in thousands)
Regulatory Capital	$41,933	$131,026	$44,094	$59,904	$7,320	$8,794	$1,607	$1,677
Regulatory Capital Requirement	3,669	3,574	775	32,589	1,695	4,517	904	801
Excess Regulatory Capital	$38,264	$127,452	$43,319	$27,315	$5,625	$4,277	$703	$876
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023		As of December 31, 2022
	TW SEF	DW SEF	TW SEF	DW SEF

	(in thousands)
Financial Resources	$40,661	$12,861	$30,837	$14,714
Required Financial Resources	12,500	8,694	12,500	8,080
Excess Financial Resources	$28,161	$4,167	$18,337	$6,634

Liquid Financial Assets	$17,915	$7,523	$15,566	$9,493
Required Liquid Financial Assets	3,125	2,174	3,125	2,020
Excess Liquid Financial Assets	$14,790	$5,349	$12,441	$7,473

16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Revenues
Institutional	$195,094	$172,814	$577,774	$551,322
Wholesale	77,975	64,584	227,404	205,532
Retail	32,332	28,495	94,875	75,267
Market Data	22,956	21,222	68,166	63,618
Total revenue	328,357	287,115	968,219	895,739
Operating expenses	203,619	184,305	604,580	574,720
Operating income	$124,738	$102,810	$363,639	$321,019
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
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Revenues
U.S.	$207,842	$185,097	$617,463	$565,540
International	120,515	102,018	350,756	330,199
Total revenue	$328,357	$287,115	$968,219	$895,739
The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2023	2022

	(in thousands)
Long-lived assets
U.S.	$4,022,318	$4,044,230
International	15,185	13,026
Total	$4,037,503	$4,057,256

17.    Subsequent Events
On October 26, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the third quarter of 2023. This dividend will be payable on December 15, 2023 to stockholders of record as of December 1, 2023.
On October 26, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $49.9 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2023, payable on December 13, 2023.
On October 25, 2023, the Company entered into a master data license agreement (the “Master Data Agreement”) with Refinitiv US LLC and Refinitiv US Organization LLC (together, the “Refinitiv Parties”), which effective as of November 1, 2023 amends and restates in its entirety the Second Amended and Restated Market Data Agreement, dated November 1, 2018, by and among Tradeweb Markets and the Refinitiv Parties, as amended. Pursuant to the Master Data Agreement, on October 25, 2023, Tradeweb Markets and the Refinitiv Parties entered into separate data schedules (the “Current Data Schedules”) under which Tradeweb Markets will license certain data sets to Refinitiv US LLC and its relevant affiliates (collectively, the “Refinitiv Subscriber”) in exchange for either fixed license fees or fees payable based on a percentage of revenue generated by the Refinitiv Subscriber. As of the date hereof, Tradeweb Markets will provide the Refinitiv Subscriber with certain market data (including real time feeds) for multiple fixed income and derivatives products under a partially exclusive license pursuant to which the Refinitiv Subscriber is permitted to distribute such market data to its customers subject to the terms of the Master Data Agreement. Tradeweb Markets will also earn revenues from the Refinitiv Subscriber for servicing certain of its customers, as well as earn a share of revenue generated from the licensing of 19901 data sets to clients, which utilizes Tradeweb Markets data.
The Master Data Agreement is effective as of November 1, 2023 and will continue in effect until the earlier of its termination in accordance with its terms and five years after the termination of all data schedules thereunder. The initial license and service periods under the Current Data Schedules run from November 1, 2023 through October 31, 2025 and unless otherwise agreed to by the parties, also includes the option for a twelve-month transition period following the initial period to allow for an orderly transition of the market data distribution arrangements contemplated under the applicable Current Data Schedule. The Master Data Agreement includes customary termination provisions, including termination of a data schedule in the event of a material breach of such data schedule that is not cured within 30 days of receipt of written notice.

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
Overview
We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 65 countries with offices in North America, Europe, Asia and Australia. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.
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

Trends and Other Factors Impacting Our Performance
Yieldbroker
On August 31, 2023, we completed the acquisition of all of the outstanding equity interests of Yieldbroker Pty Limited (“Yieldbroker” or the “Yieldbroker Acquisition”). The all-cash purchase price of A$123.6 million ($80.1 million U.S. dollars as translated as of August 31, 2023) was net of cash acquired and prior to working capital and other closing adjustments.
Yieldbroker is a Tier 1 Australian Markets Licensee in Australia, regulated by the Australian Securities & Investments Commission (“ASIC”), that maintains a branch in Singapore which is regulated by the Monetary Authority of Singapore (“MAS”) as a Regulated Market Operator. Yieldbroker operates a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors. This acquisition combines Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale. The one month of activity from the Yieldbroker Acquisition did not have a significant impact to our results of operations for the three months ended September 30, 2023. See Note 4 – Acquisitions to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional details on this acquisition.
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
During the year ended December 31, 2022, we recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement, including $2.0 million and $9.4 million recognized during the three and nine months ended September 30, 2022, respectively. There was no CEO Retirement Accelerated Stock-Based Compensation Expense recorded during the three and nine months ended September 30, 2023.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact to our financial condition, results of operations and cash flows as of and for the three and nine months ended September 30, 2023. The Company will continue to evaluate the impact of the 15% corporate minimum tax on subsequent periods. The adoption of the IRA will not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
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
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe, Asia and Australia.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statement of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, which impacted our tax savings. There was no tax receivable agreement liability adjustment during each of the three and nine months ended September 30, 2023 and 2022.

Net Interest Income (Expense)
Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Interest expense consists of commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under the Revolving Credit Facility.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of September 30, 2023, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022
The following table sets forth a summary of our statements of income for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$328,357	$287,115	$41,242	14.4%
Total expenses	203,619	184,305	19,314	10.5%
Operating income	124,738	102,810	21,928	21.3%
Net interest income (expense)	17,465	3,413	14,052	411.7%
Other income (loss), net	(1,907)	—	(1,907)	N/M
Income before taxes	140,296	106,223	34,073	32.1%
Provision for income taxes	(28,666)	(24,657)	(4,009)	16.3%
Net income	111,630	81,566	30,064	36.9%
Less: Net income attributable to non-controlling interests	13,016	12,483	533	4.3%
Net income attributable to Tradeweb Markets Inc.	$98,614	$69,083	$29,531	42.7%
N/M = not meaningful
Revenues
Our revenues for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$263,485	80.2%	$228,015	79.4%	$35,470	15.6%
Subscription fees (1)	61,821	18.8	56,712	19.8	5,109	9.0%
Other	3,051	0.9	2,388	0.8	663	27.8%
Total revenue	$328,357	100.0%	$287,115	100.0%	$41,242	14.4%

Components of total revenue growth:
Constant currency growth (2)						12.5%
Foreign currency impact						1.9%
Total revenue growth						14.4%
(1)Subscription fees for the three months ended September 30, 2023 and 2022 include $15.5 million and $15.4 million respectively, of Refinitiv market data fees.
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

In general, revenues for the three months ended September 30, 2023 continued to be impacted by a challenging macroeconomic backdrop, including rising interest rates, sustained broader market rate volatility and an inverted yield curve that impacted duration traded and overall fees per million. The primary driver of the $41.2 million increase in revenue was related to an $35.5 million increase in transaction fees and commissions to $263.5 million for the three months ended September 30, 2023 from $228.0 million for the three months ended September 30, 2022, primarily due to higher revenues for rate derivatives products, U.S. and European corporate bonds and U.S. and European government bonds.
Our total revenue by asset class for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$172,832	$148,167	$24,665	16.6%
Credit	90,062	78,101	11,961	15.3%
Equities	20,890	21,277	(387)	(1.8)%
Money Markets	15,763	12,969	2,794	21.5%
Market Data	22,956	21,222	1,734	8.2%
Other	5,854	5,379	475	8.8%
Total revenue	$328,357	$287,115	$41,242	14.4%
Our variable and fixed revenues by asset class for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$114,128	$58,704	$93,673	$54,494	$20,455	$4,210	21.8%	7.7%
Credit	82,484	7,578	71,724	6,377	10,760	1,201	15.0%	18.8%
Equities	18,567	2,323	18,969	2,308	(402)	15	(2.1)%	0.6%
Money Markets	11,433	4,330	8,507	4,462	2,926	(132)	34.4%	(3.0)%
Market Data	115	22,841	—	21,222	115	1,619	N/M	7.6%
Other	—	5,854	—	5,379	—	475	—	8.8%
Total revenue	$226,727	$101,630	$192,873	$94,242	$33,854	$7,388	17.6%	7.8%
N/M = not meaningful

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2023 and 2022, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2023		2022		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$853,316	$54,264,525	$652,804	$41,932,450	30.7%
Rates Cash	361,432	22,842,103	324,168	20,774,062	11.5%
Rates Derivatives	491,883	31,422,422	328,636	21,158,388	49.7%
Swaps / Swaptions Tenor (greater than 1 year)	326,175	20,799,345	203,038	13,066,309	60.7%
Other Rates Derivatives (1)	165,709	10,623,077	125,597	8,092,079	31.9%

Credit	29,936	1,906,796	29,320	1,887,479	2.1%
Cash Credit (2)	7,194	457,163	5,611	360,559	28.2%
Credit Derivatives, China Bonds and U.S. Cash “EP”	22,742	1,449,634	23,709	1,526,920	(4.1)%

Equities	18,930	1,197,947	15,813	1,015,143	19.7%
Equities Cash	9,479	601,332	8,804	565,934	7.7%
Equities Derivatives	9,451	596,615	7,009	449,209	34.8%

Money Markets	522,075	33,065,896	400,726	25,721,492	30.3%

Total (4)	$1,424,256	$90,435,165	$1,098,663	$70,556,565	29.6%
Total excluding Other Rates Derivatives (3)	$1,258,547	$79,812,088	$973,066	$62,464,486	29.3%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
(4)Total volume across Rates (Cash and Derivatives), Credit and Money Markets include Australia and New Zealand estimated volumes from the Yieldbroker business that Tradeweb acquired on August 31, 2023.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2023 and 2022 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
Rates	$2.10	$2.23	$(0.13)	(5.7)%
Rates Cash	$2.42	$2.23	$0.19	8.5%
Rates Derivatives	$1.87	$2.24	$(0.37)	(16.4)%
Rates Derivatives (greater than 1 year)	$2.72	$3.46	$(0.74)	(21.4)%
Other Rates Derivatives (1)	$0.22	$0.27	$(0.05)	(19.1)%

Credit	$43.26	$38.03	$5.23	13.7%
Cash Credit (2)	$162.20	$168.74	$(6.54)	(3.9)%
Credit Derivatives, China Bonds and U.S. Cash “EP”	$5.75	$7.12	$(1.37)	(19.3)%

Equities	$15.50	$18.69	$(3.19)	(17.1)%
Equities Cash	$25.42	$29.33	$(3.91)	(13.3)%
Equities Derivatives	$5.50	$5.28	$0.22	4.1%

Money Markets	$0.35	$0.33	$0.02	4.8%

Total	$2.51	$2.73	$(0.22)	(8.2)%
Total excluding Other Rates Derivatives (3)	$2.81	$3.05	$(0.24)	(7.9)%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on blended fees per million across all periods presented.
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $24.7 million or 16.6% to $172.8 million for the three months ended September 30, 2023 compared to $148.2 million for the three months ended September 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, U.S. and European government bonds, mortgages and an increase in fixed subscription fees. The fixed subscription fee increase was primarily driven by the addition of new dealers and customers to the rates platform, as well as pricing increases on some of the rates subscription services.
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
Credit. Revenues from our credit asset class increased by $12.0 million or 15.3% to $90.1 million for the three months ended September 30, 2023 compared to $78.1 million for the three months ended September 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivatives products.
Average variable fees per million for credit increased primarily due to a shift in the mix of products traded from derivative and electronically processed U.S. corporate bonds to cash credit products, which have a higher variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class decreased by $0.4 million or 1.8% to $20.9 million for the three months ended September 30, 2023 compared to $21.3 million for the three months ended September 30, 2022 as the higher variable transaction fees and commissions on higher trading volumes for equity derivatives products was more than offset by a decline in revenue for U.S. and European ETFs.
Average variable fees per million for equities decreased primarily due to a shift in the mix of products and size of units traded, including higher volume per unit traded in ETFs and higher volumes in equity derivatives.

Money Markets. Revenues from our money markets asset class increased by $2.8 million or 21.5% to $15.8 million for the three months ended September 30, 2023 compared to $13.0 million for the three months ended September 30, 2022 primarily due to higher variable transaction fees and commissions for certificates of deposit and repurchase agreements.
Average variable fees per million for money markets increased primarily due to higher growth of U.S. certificates of deposit which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $1.7 million or 8.2% to $23.0 million for the three months ended September 30, 2023 compared to $21.2 million for the three months ended September 30, 2022. The increase was derived primarily from increased proprietary third party market data and trade reporting services (APA) revenue.
Other. Revenues from our other asset class increased of $0.5 million or 8.8% to $5.9 million for the three months ended September 30, 2023 compared to $5.4 million for the three months ended September 30, 2022. The increase was derived primarily from increased software development and implementation revenue on behalf of certain clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$195,094	$172,814	$22,280	12.9%
Wholesale	77,975	64,584	13,391	20.7%
Retail	32,332	28,495	3,837	13.5%
Market Data	22,956	21,222	1,734	8.2%
Total revenue	$328,357	$287,115	$41,242	14.4%
Institutional. Revenues from our institutional client sector increased by $22.3 million or 12.9% to $195.1 million for the three months ended September 30, 2023 from $172.8 million for the three months ended September 30, 2022. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S. and European government bonds, partially offset by lower revenues for credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $13.4 million or 20.7% to $78.0 million for the three months ended September 30, 2023 from $64.6 million for the three months ended September 30, 2022. The increase was derived primarily from higher revenues for European and U.S. corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector increased by $3.8 million or 13.5% to $32.3 million for the three months ended September 30, 2023 from $28.5 million for the three months ended September 30, 2022. The increase was derived primarily from higher revenues for certificates of deposits and U.S. government bonds.
Market Data. Revenues from our market data client sector increased by $1.7 million or 8.2% to $23.0 million for the three months ended September 30, 2023 from $21.2 million for the three months ended September 30, 2022. The increase was derived primarily from increased proprietary third party market data and trade reporting services (APA) revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$207,842	$185,097	$22,745	12.3%
International	120,515	102,018	18,497	18.1%
Total revenue	$328,357	$287,115	$41,242	14.4%

U.S. Revenues from U.S. clients increased by $22.7 million or 12.3% to $207.8 million for the three months ended September 30, 2023 from $185.1 million for the three months ended September 30, 2022 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivatives products and certificates of deposit.
International. Revenues from International clients increased by $18.5 million or 18.1% to $120.5 million for the three months ended September 30, 2023 from $102.0 million for the three months ended September 30, 2022 primarily due to higher revenues for rates derivatives products, European corporate bonds, European government bonds and market data.
Operating Expenses
Our expenses for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$116,016	$102,720	$13,296	12.9%
Depreciation and amortization	46,559	44,778	1,781	4.0%
Technology and communications	19,733	16,816	2,917	17.3%
General and administrative	6,700	6,892	(192)	(2.8)%
Professional fees	10,479	9,400	1,079	11.5%
Occupancy	4,132	3,699	433	11.7%
Total expenses	$203,619	$184,305	$19,314	10.5%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $13.3 million or 12.9% to $116.0 million for the three months ended September 30, 2023 from $102.7 million for the three months ended September 30, 2022. The increase was primarily due to an increase in headcount and related salaries and benefits as well as increases in incentive compensation expense and commissions tied to our operating performance, partially offset by a $2.0 million decrease in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO and Chairperson Transition” for further details.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $1.8 million or 4.0% to $46.6 million for the three months ended September 30, 2023 from $44.8 million for the three months ended September 30, 2022. The increase was primarily due to increases in amortization of software development costs driven by increases in investment in our infrastructure and expense relating to the assets acquired in connection with the August 31, 2023 Yieldbroker Acquisition.
Technology and Communications. Expenses related to technology and communications increased by $2.9 million or 17.3% to $19.7 million for the three months ended September 30, 2023 from $16.8 million for the three months ended September 30, 2022. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data and clearance fees driven primarily by higher period-over-period trading volumes.
General and Administrative. Expenses related to general and administrative costs remained relatively flat with a decrease of $0.2 million or 2.8% to $6.7 million for the three months ended September 30, 2023 from $6.9 million for the three months ended September 30, 2022. The decrease was primarily the result of decreases in recruiting and travel and entertainment expenses and various sales and use tax refunds and rebates received during the three months ended September 30, 2023. These decreases were partially offset by $1.2 million in acquisition costs and a $1.5 million decrease in foreign exchange gains during the three months ended September 30, 2023. Realized and unrealized foreign currency gains totaled $4.6 million during the three months ended September 30, 2023 as compared to $6.2 million in gains during three months ended September 30, 2022. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $1.1 million or 11.5% to $10.5 million for the three months ended September 30, 2023 from $9.4 million for the three months ended September 30, 2022. The increase was primarily due to increased legal and other costs related to acquisitions.

Occupancy. Expenses related to occupancy costs increased by $0.4 million or 11.7% to $4.1 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.
Net Interest Income (Expense)
Net interest income increased by $14.1 million to net interest income of $17.5 million for the three months ended September 30, 2023 from net interest income of $3.4 million for the three months ended September 30, 2022 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Other Income (Loss), Net
During the three months ended September 30, 2023, we recognized a net other loss of $1.9 million as we unwound the out-of-the-money foreign currency call option entered into in order to partially mitigate the foreign currency exposure relating to the payment of the purchase price for the Yieldbroker Acquisition. See Note 4 – Acquisitions to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Income Taxes
Income tax expense increased by $4.0 million to $28.7 million for the three months ended September 30, 2023 from $24.7 million for the three months ended September 30, 2022. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2023 was approximately 20.4%, compared with 23.2% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the return-to-provision adjustment and the effect of non-controlling interests, partially offset by the effect of state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the effect of state, local and foreign taxes and the return-to-provision adjustments, partially offset by the effect of non-controlling interests and the tax impact of the issuance of common stock from equity incentive plans.
For the Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$968,219	$895,739	$72,480	8.1%
Total expenses	604,580	574,720	29,860	5.2%
Operating income	363,639	321,019	42,620	13.3%
Net interest income (expense)	45,065	3,507	41,558	N/M
Other income (loss), net	(2,022)	—	(2,022)	N/M
Income before taxes	406,682	324,526	82,156	25.3%
Provision for income taxes	(90,920)	(63,915)	(27,005)	42.3%
Net income	315,762	260,611	55,151	21.2%
Less: Net income attributable to non-controlling interests	40,210	40,219	(9)	—%
Net income attributable to Tradeweb Markets Inc.	$275,552	$220,392	$55,160	25.0%
N/M = not meaningful

Revenues
Our revenues for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$776,544	80.2%	$717,489	80.1%	$59,055	8.2%
Subscription fees (1)	182,998	18.9	170,691	19.1	12,307	7.2%
Other	8,677	0.9	7,559	0.8	1,118	14.8%
Total revenue	$968,219	100.0%	$895,739	100.0%	$72,480	8.1%

Components of total revenue growth:
Constant currency growth (2)						8.1%
Foreign currency impact						—%
Total revenue growth						8.1%
(1)Subscription fees for the nine months ended September 30, 2023 and 2022 include $46.5 million and $46.4 million respectively, of Refinitiv market data fees.
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
The primary driver of the $72.5 million increase in revenue related to a $59.1 million increase in transaction fees and commissions to $776.5 million for the nine months ended September 30, 2023 from $717.5 million for the nine months ended September 30, 2022, primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivative products, certificates of deposit, European corporate bonds and European government bonds, partially offset by lower revenues for credit derivatives products and European ETFs.
Our total revenue by asset class for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$503,691	$460,092	$43,599	9.5%
Credit	263,127	248,410	14,717	5.9%
Equities	69,239	70,471	(1,232)	(1.7)%
Money Markets	46,404	36,659	9,745	26.6%
Market Data	68,166	63,618	4,548	7.1%
Other	17,592	16,489	1,103	6.7%
Total revenue	$968,219	$895,739	$72,480	8.1%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$329,884	$173,807	$293,396	$166,696	$36,488	$7,111	12.4%	4.3%
Credit	242,182	20,945	228,869	19,541	13,313	1,404	5.8%	7.2%
Equities	62,330	6,909	63,529	6,942	(1,199)	(33)	(1.9)%	(0.5)%
Money Markets	33,382	13,022	23,439	13,220	9,943	(198)	42.4%	(1.5)%
Market Data	160	68,006	—	63,618	160	4,388	N/M	6.9%
Other	—	17,592	—	16,489	—	1,103	—	6.7%
Total revenue	$667,938	$300,281	$609,233	$286,506	$58,705	$13,775	9.6%	4.8%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $43.6 million or 9.5% to $503.7 million for the nine months ended September 30, 2023 compared to $460.1 million for the nine months ended September 30, 2022 primarily due to variable transaction fees and commissions on higher trading volumes for U.S. government bonds, rates derivatives products and European government bonds and an increase in fixed subscription fees.
Credit. Revenues from our credit asset class increased by $14.7 million or 5.9% to $263.1 million for the nine months ended September 30, 2023 compared to $248.4 million for the nine months ended September 30, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivatives products.
Equities. Revenues from our equities asset class decreased by $1.2 million or 1.7% to $69.2 million for the nine months ended September 30, 2023 compared to $70.5 million for the nine months ended September 30, 2022 primarily due to lower variable transaction fees and commissions on lower trading volumes for European ETFs, partially offset by higher variable transaction fees and commissions on higher trading volumes for equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $9.7 million or 26.6% to $46.4 million for the nine months ended September 30, 2023 compared to $36.7 million for the nine months ended September 30, 2022 primarily due to higher variable transaction fees and commissions for certificates of deposit and repurchase agreements.
Market Data. Revenues from our market data asset class increased by $4.5 million or 7.1% to $68.2 million for the nine months ended September 30, 2023 compared to $63.6 million for the nine months ended September 30, 2022. The increase was derived primarily from increased proprietary third party market data and trade reporting services (APA) revenue.
Other. Revenues from our other asset class increased by $1.1 million or 6.7%, to $17.6 million for the nine months ended September 30, 2023 compared to $16.5 million for the nine months ended September 30, 2022. The increase was driven primarily by an increase in revenue from software development and implementation projects performed on behalf of certain clients.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$577,774	$551,322	$26,452	4.8%
Wholesale	227,404	205,532	21,872	10.6%
Retail	94,875	75,267	19,608	26.1%
Market Data	68,166	63,618	4,548	7.1%
Total revenue	$968,219	$895,739	$72,480	8.1%
Institutional. Revenues from our institutional client sector increased by $26.5 million or 4.8% to $577.8 million for the nine months ended September 30, 2023 from $551.3 million for the nine months ended September 30, 2022. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S. and European government bonds, partially offset by lower revenues for credit derivatives products and European ETFs.
Wholesale. Revenues from our wholesale client sector increased by $21.9 million or 10.6% to $227.4 million for the nine months ended September 30, 2023 from $205.5 million for the nine months ended September 30, 2022. The increase was derived primarily from higher revenues for European and U.S. corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector increased by $19.6 million or 26.1% to $94.9 million for the nine months ended September 30, 2023 from $75.3 million for the nine months ended September 30, 2022. The increase was derived primarily from higher revenues for certificates of deposit, U.S. government bonds and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $4.5 million or 7.1% to $68.2 million for the nine months ended September 30, 2023 from $63.6 million for the nine months ended September 30, 2022. The increase was derived primarily from increased proprietary third party market data and trade reporting services (APA) revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$617,463	$565,540	$51,923	9.2%
International	350,756	330,199	20,557	6.2%
Total revenue	$968,219	$895,739	$72,480	8.1%
U.S. Revenues from U.S. clients increased by $51.9 million or 9.2% to $617.5 million for the nine months ended September 30, 2023 from $565.5 million for the nine months ended September 30, 2022 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds and certificates of deposit.
International. Revenues from International clients increased by $20.6 million or 6.2% to $350.8 million for the nine months ended September 30, 2023 from $330.2 million for the nine months ended September 30, 2022 primarily due to higher revenues for rates derivatives products, European government bonds, European corporate bonds and market data, partially offset by lower revenues for credit derivatives products and European ETFs.

Operating Expenses
Our expenses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$334,433	$330,601	$3,832	1.2%
Depreciation and amortization	137,850	133,998	3,852	2.9%
Technology and communications	56,001	48,626	7,375	15.2%
General and administrative	31,692	24,806	6,886	27.8%
Professional fees	32,321	25,832	6,489	25.1%
Occupancy	12,283	10,857	1,426	13.1%
Total expenses	$604,580	$574,720	$29,860	5.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $3.8 million or 1.2% to $334.4 million for the nine months ended September 30, 2023 from $330.6 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in headcount and related salaries and benefits as well as increases in commissions tied to our operating performance, partially offset by a $9.4 million decrease in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the CEO Retirement Accelerated Stock-Based Compensation Expense. See “— Trends and Other Factors Impacting Our Performance — CEO and Chairperson Transition” for further details.
Depreciation and Amortization. Expenses related to depreciation and amortization increased $3.9 million or 2.9% to $137.9 million for the nine months ended September 30, 2023 from $134.0 million for the nine months ended September 30, 2022. The increase was primarily due to increases in amortization of software development costs driven by increases in investment in our infrastructure and expense relating to the assets acquired in connection with the August 31, 2023 Yieldbroker Acquisition.
Technology and Communications. Expenses related to technology and communications increased by $7.4 million or 15.2% to $56.0 million for the nine months ended September 30, 2023 from $48.6 million for the nine months ended September 30, 2022. The increase was primarily due to investment in our data strategy and infrastructure and increased data and clearance fees driven primarily by higher period-over-period trading volumes.
General and Administrative. Expenses related to general and administrative costs increased by $6.9 million or 27.8% to $31.7 million for the nine months ended September 30, 2023 from $24.8 million for the nine months ended September 30, 2022. The increase was primarily due to a $6.8 million decrease in foreign exchange gains during the nine months ended September 30, 2023. Realized and unrealized foreign currency gains totaled $3.9 million during the nine months ended September 30, 2023 as compared to $10.7 million in gains during the nine months ended September 30, 2022. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $6.5 million or 25.1% to $32.3 million for the nine months ended September 30, 2023 from $25.8 million for the nine months ended September 30, 2022. The increase was primarily due to increased legal and other costs related acquisitions.
Occupancy. Expenses related to occupancy costs increased by $1.4 million or 13.1% to $12.3 million for the nine months ended September 30, 2023 as compared to $10.9 million for the nine months ended September 30, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.
Net Interest Income (Expense)
Net interest income increased by $41.6 million to net interest income of $45.1 million for the nine months ended September 30, 2023 from net interest income of $3.5 million for the nine months ended September 30, 2022 primarily due to an increase in interest income earned relating to an increase in our average invested cash balance and an increase in interest rates period over period.

Other Income (Loss), Net
During the nine months ended September 30, 2023, we recognized a net other loss of $2.0 million, including a $1.3 million loss in connection with unwinding the out-of-the-money foreign currency call option entered into in order to partially mitigate the foreign currency exposure on the payment of the purchase price for the Yieldbroker Acquisition. See Note 4 – Acquisitions to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. In addition, we also recognized a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Income Taxes
Income tax expense increased by $27.0 million to $90.9 million for the nine months ended September 30, 2023 from $63.9 million for the nine months ended September 30, 2022. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2023 was approximately 22.4%, compared with 19.7% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the effect of non-controlling interests, the exercise of equity compensation and the return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to the tax impact of the issuance of common stock from equity incentive plans, return-to-provision adjustments and the effect of non-controlling interests, partially offset by state, local and foreign taxes.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and nine months ended September 30, 2023 and 2022. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of approximately $1.5 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On October 26, 2023, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.09 per share of Class A common stock and Class B common stock for the third quarter of 2023. This dividend will be payable on December 15, 2023 to stockholders of record as of December 1, 2023.
In March, June and September 2023, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $56.8 million during the nine months ended September 30, 2023.
Cash Distributions
On October 26, 2023, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $49.9 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2023, payable on December 13, 2023.

In March, June and September 2023, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $69.5 million during the nine months ended September 30, 2023, including distributions to Tradeweb Markets Inc. of $62.0 million and distributions to non-controlling interests of $7.5 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, we announced that our board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended September 30, 2023, the Company acquired a total of 485,730 shares of Class A common stock, at an average price of $72.48, for purchases totaling $35.2 million pursuant to the 2022 Share Repurchase Program. As of September 30, 2023, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the nine months ended September 30, 2023, the Company withheld 693,456 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $71.38 and an aggregate value of $49.5 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of September 30, 2023, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $448.0 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of September 30, 2023, we expect to make tax receivable agreement liability payments of approximately $25.7 million within the next 12 months and approximately $422.3 million thereafter. In addition to these amounts above, our tax receivable agreement liability and future payments thereunder are expected to increase as we realize (or are deemed to realize) an increase in tax basis of TWM LLC’s assets resulting from any future purchases, redemptions or exchanges of LLC Interests from Continuing LLC Owners. We currently expect to fund these future tax receivable agreement liability payments from some of the realized cash tax savings as a result of this increase in tax basis.

Indebtedness
As of September 30, 2023 and December 31, 2022, we had no outstanding indebtedness.
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
As of September 30, 2023, there were $0.5 million in letters of credit issued under the Revolving Credit Facility and no borrowings outstanding. As of September 30, 2023, we had availability of $499.5 million.
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
As of September 30, 2023, we were in compliance with all the covenants set forth in the Revolving Credit Facility.

Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through June 2028. As of September 30, 2023, our operating lease liabilities totaled $22.0 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $10.6 million and $12.6 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for non-acquisition related capital expenditures and software development costs for fiscal 2023 to be between $56 million and $63 million, compared to expenditures of $60.1 million in fiscal 2022, with the midpoint of our 2023 capital expenditure guidance at slightly lower than fiscal year 2022 due to the acceleration of certain infrastructure enhancements during 2022. Cash paid for capital expenditures and software development costs during the nine months ended September 30, 2023 totaled $49.6 million.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2023 and December 31, 2022, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $70.6 million and $69.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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

Our working capital as of September 30, 2023 and December 31, 2022 was as follows:

	September 30,	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$1,493,410	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	4,966	11,632
Deposits with clearing organizations	26,433	23,906
Accounts receivable	167,039	142,676
Receivable and due from affiliates	3,165	2,728
Total current assets	1,696,013	1,439,171
Payable to brokers and dealers and clearing organizations	4,966	11,264
Accrued compensation	121,227	150,884
Deferred revenue	31,404	22,827
Payable and due to affiliates	527	7,232
Current portion of:
Accounts payable, accrued expenses and other liabilities	46,059	46,099
Lease liabilities	10,004	11,265
Tax receivable agreement liability	25,717	5,791
Total current liabilities	239,904	255,362
Total working capital	$1,456,109	$1,183,809
Current Assets
Current assets increased to $1.7 billion as of September 30, 2023 from $1.4 billion as of December 31, 2022 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below).
Current Liabilities
Current liabilities decreased to $239.9 million as of September 30, 2023 from $255.4 million as of December 31, 2022 primarily due to a decrease in accrued compensation as a result of annual bonus payments which occurred during the nine months ended September 30, 2023.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$501,328	$424,822
Net cash used in investing activities	(120,509)	(45,429)
Net cash used in financing activities	(144,150)	(221,857)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(488)	(19,357)
Net increase (decrease) in cash, cash equivalents and restricted cash	$236,181	$138,179

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
Net cash provided by operating activities for the nine months ended September 30, 2023 was $501.3 million, an increase of $76.5 million over the nine months ended September 30, 2022, primarily driven by an increase in net income and changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $120.5 million for the nine months ended September 30, 2023, which consisted of $69.6 million of total net cash paid for the Yieldbroker Acquisition (net of cash acquired), $32.1 million of capitalized software development costs, $17.5 million of purchases of furniture, equipment, purchased software and leasehold improvements and $1.3 million of cash paid for a foreign currency call option, net of sales proceeds. Net cash used in investing activities was $45.4 million for the nine months ended September 30, 2022, which consisted of $27.5 million of capitalized software development costs and $18.0 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $144.2 million, and was primarily driven by $41.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $32.9 million in share repurchases pursuant to the 2022 Share Repurchase Program and $56.8 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the nine months ended September 30, 2022 was $221.9 million, and was primarily driven by $90.6 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $65.3 million in share repurchases pursuant to the 2021 Share Repurchase Program and $49.4 million in cash dividends to our Class A and Class B common stockholders.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
Cash flow from operating activities	$501,328	$424,822
Less: Capitalization of software development costs	(32,105)	(27,470)
Less: Purchases of furniture, equipment and leasehold improvements	(17,467)	(17,959)
Free Cash Flow	$451,756	$379,393
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Net income	$111,630	$81,566	$315,762	$260,611
Merger and acquisition transaction and integration costs (1)	4,614	43	6,411	40
Net interest (income) expense	(17,465)	(3,413)	(45,065)	(3,507)
Depreciation and amortization	46,559	44,778	137,850	133,998
Stock-based compensation expense (2)	525	2,675	1,960	13,839
Provision for income taxes	28,666	24,657	90,920	63,915
Foreign exchange (gains) / losses (3)	(6,076)	(3,972)	(4,242)	(6,306)
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	1,907	—	2,022	—
Adjusted EBITDA	$170,360	$146,334	$505,618	$462,590
Less: Depreciation and amortization	(46,559)	(44,778)	(137,850)	(133,998)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	31,971	31,558	95,217	95,088
Adjusted EBIT	$155,772	$133,114	$462,985	$423,680
Net income margin	34.0%	28.4%	32.6%	29.1%
Adjusted EBITDA margin	51.9%	51.0%	52.2%	51.6%
Adjusted EBIT margin	47.4%	46.4%	47.8%	47.3%
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
(5)Represents intangible asset and acquired software amortization resulting from acquisitions and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	51.9%	51.0%	+92 bps	+181 bps	52.2%	51.6%	+58 bps	+90 bps
Adjusted EBIT margin	47.4%	46.4%	+108 bps	+192 bps	47.8%	47.3%	+52 bps	+83 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands except per share amounts)
Earnings per diluted share	$0.46	$0.33	$1.30	$1.06
Net income attributable to Tradeweb Markets Inc.	$98,614	$69,083	$275,552	$220,392
Net income attributable to non-controlling interests (1)	13,016	12,483	40,210	40,219
Net income	111,630	81,566	315,762	260,611
Provision for income taxes	28,666	24,657	90,920	63,915
Merger and acquisition transaction and integration costs (2)	4,614	43	6,411	40
D&A related to acquisitions and the Refinitiv Transaction (3)	31,971	31,558	95,217	95,088
Stock-based compensation expense (4)	525	2,675	1,960	13,839
Foreign exchange (gains) / losses (5)	(6,076)	(3,972)	(4,242)	(6,306)
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	1,907	—	2,022	—
Adjusted Net Income before income taxes	173,237	136,527	508,050	427,187
Adjusted income taxes (7)	(42,443)	(30,036)	(124,472)	(93,982)
Adjusted Net Income	$130,794	$106,491	$383,578	$333,205
Adjusted Diluted EPS (8)	$0.55	$0.45	$1.62	$1.40
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
(3)Represents intangible asset and acquired software amortization resulting from acquisitions and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.5% applied to Adjusted Net Income before income taxes for the three and nine months ended September 30, 2023 and 22.0% for the three and nine months ended September 30, 2022.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2023 and 2022:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Diluted weighted average shares of Class A and Class B common stock outstanding	213,491,634	208,329,469	212,276,908	207,748,037
Weighted average of other participating securities (1)	265,681	246,238	266,453	121,115
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,080,571	28,750,603	24,179,583	29,667,383
Adjusted diluted weighted average shares outstanding	236,837,886	237,326,310	236,722,944	237,536,535
Adjusted Net Income (in thousands)	$130,794	$106,491	$383,578	$333,205
Adjusted Diluted EPS	$0.55	$0.45	$1.62	$1.40
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following policies are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties. Our most critical policies and estimates include business combinations, revenue recognition, stock-based compensation, current and deferred income taxes and the tax receivable agreement liability. With respect to critical accounting policies and estimates, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

The most significant accounting estimate associated with the Yieldbroker Acquisition that closed in August 2023 was the valuation of the acquired definite-lived intangible customer relationship asset (the “Customer Relationships”), which was valued at approximately $39.7 million as of the date of the closing of the acquisition. The majority of the residual total purchase price of $40.3 million, net of cash acquired and prior to working capital and other closing adjustments, was primarily allocated to goodwill, which was measured at approximately $35.1 million as of the date of the closing of the acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of the acquisition. Management is responsible for these valuations and appraisals.
The valuation of the Customer Relationships primarily included significant unobservable inputs (Level 3), creating a significant level of estimation uncertainty. Customer Relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the Customer Relationships relative to the overall business. In developing a discount rate for the Customer Relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to Customer Relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate. For GAAP purposes, the Customer Relationships will be amortized over a useful life of 13 years. Any changes in the discount rate used for valuing the Customer Relationships or the estimated useful life used for amortization purposes could have a material impact on our condensed consolidated statements of financial condition and condensed consolidated statement of income. Any increases or decreases in the allocation of purchase price to Customer Relationships, which is an amortizable asset, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our condensed consolidated statements of financial condition as well as the amortization expense recorded on our condensed consolidated statement of income over the life of the asset. Any changes in the estimated useful life of the Customer Relationships would also impact timing of the reduction of the net balance of intangible assets, net of accumulated amortization on our consolidated statements of financial condition and the timing of the recognition of amortization expense on our condensed consolidated statement of income. The primary areas of the preliminary purchase price allocation that are not yet finalized as of September 30, 2023 relate primarily to the valuation of the identifiable intangible assets and software and final working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of the closing of the acquisition.
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
During each of the three and nine months ended September 30, 2023 and 2022, there were no material changes in the assumptions used to determine the Refinitiv market data fees.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of September 30, 2023 and December 31, 2022, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
% of revenue denominated in foreign currencies (1)	28%	27%	28%	29%
% of operating expenses denominated in foreign currencies (2)	16%	14%	16%	14%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $0.7 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and realized and unrealized losses totaled $1.0 million and $2.3 million during the nine months ended September 30, 2023 and 2022, respectively.

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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Euros	$1.09	$1.01	$1.08	$1.07
British pound sterling	$1.27	$1.18	$1.24	$1.26
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Increase (decrease) in revenue	$2,100	$(12,800)	$5,000	$(26,000)
Increase (decrease) in operating income	$1,600	$(8,600)	$4,600	$(19,100)
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	September 30,				September 30,
		2023		2022		2023		2022
All currencies
Effect of 10% change on revenue	+/-	$10,300	+/-	$8,600	+/-	$30,000	+/-	$28,200
Effect of 10% change on operating income	+/-	$6,500	+/-	$5,500	+/-	$19,400	+/-	$19,100
Euros
Effect of 10% change on revenue	+/-	$9,200	+/-	$7,800	+/-	$27,200	+/-	$25,800
Effect of 10% change on operating income	+/-	$8,700	+/-	$7,600	+/-	$25,900	+/-	$25,000
British pound sterling
Effect of 10% change on revenue	+/-	$500	+/-	$300	+/-	$1,300	+/-	$1,100
Effect of 10% change on operating income	+/-	$2,100	+/-	$1,900	+/-	$6,400	+/-	$6,000
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. In June 2023, we also entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. The out-of-the-money foreign currency call option was unwound in August 2023 and we recognized losses during three and nine months ended September 30, 2023 totaling $1.9 million and $1.3 million, respectively, relating to this option. We do not use derivative instruments for trading or speculative purposes.

As of September 30, 2023 and December 31, 2022, the notional amount of our foreign currency forward contracts was $178.6 million and $162.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $3.9 million gain and a $6.8 million gain during the three months ended September 30, 2023 and 2022, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $4.9 million and $12.9 million during the nine months ended September 30, 2023 and 2022, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of September 30, 2023 and December 31, 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of September 30, 2023 and December 31, 2022, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.1 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2023, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
July 1, 2023 – July 31, 2023	30,205	$69.86	30,205	$242,582
August 1, 2023 – August 30, 2023	—	—	—	$242,582
September 1, 2023 – September 30, 2023	34,849	79.99	34,849	$239,794
Total	65,054	$75.28	65,054
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs. During the three months ended September 30, 2023, the Company withheld 92,373 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.

(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended September 30, 2023.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Steven Berns Director	Adoption	August 4, 2023	Sale of up to 760 shares of Class A common stock to be issued upon the vesting on May 15, 2024 of previously awarded restricted stock units.	May 30, 2024
Scott Zucker Chief Administrative and Risk Officer	Adoption	September 1, 2023
Sale of an amount equal to up to: (A) 3,048 shares of Class A common stock and (B) (i) 10,180 shares of Class A common stock to be issued upon the vesting on January 1, 2024 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2024 in settlement of dividend equivalent rights in respect of the 10,180 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2021 - January 1, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
June 1, 2024
Billy Hult Chief Executive Officer and Director	Modification (2)	September 8, 2023
Sale of an amount equal to up to: (A) 35,000 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement and (B) (i) 49,688 shares of Class A common stock to be issued upon the vesting on January 1, 2024 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2024 in settlement of dividend equivalent rights in respect of the 49,688 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2021 - January 1, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
May 16, 2024
(1)    In each case, the Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
(2)    Modified the Rule 10b5-1 trading arrangement originally adopted by Mr. Hult on May 16, 2023 (the “Original Hult Plan”) to increase the number of shares covered by such trading arrangement. The Original Hult Plan provided for the potential sale of an amount of shares of Class A common stock equal to up to: (i) 49,688 shares of Class A common stock to be issued upon the vesting on January 1, 2024 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2024 in settlement of dividend equivalent rights in respect of the 49,688 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2021 - January 1, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date. As of the date of modification, no shares of Class A common stock had been sold under the Original Hult Plan.
During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

TRADEWEB MARKETS INC.

October 26, 2023	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

October 26, 2023	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)