Form 10-K
period 2023-12-31
Tradeweb Markets Inc.
filed 2024-02-09
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 30, 2023, was approximately $16.1 billion.

Class of Stock	Shares Outstanding as of February 2, 2024
Class A Common Stock, par value $0.00001 per share	115,738,944
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,077,973

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders.
The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by London Stock Exchange Group plc, in an all share transaction, which closed on January 29, 2021. The Refinitiv business was rebranded by the London Stock Exchange Group plc as LSEG Data & Analytics during the fourth quarter of 2023.
•“LSEG” refer to London Stock Exchange Group plc, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries.
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
Market and Industry Data
This Annual Report on Form 10-K includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity and market size, are based on our management’s knowledge and experience in the markets in which we operate, together with currently available information obtained from various sources, including publicly available information, industry reports and publications, surveys, our clients, trade and business organizations and other contacts in the markets in which we operate. Certain information is based on management estimates, which have been derived from third-party sources, as well as data from our internal research, and are based on certain assumptions that we believe to be reasonable. In particular, to calculate our market position, market opportunity and market size we derived the size of the applicable market from a combination of management estimates, public filings and statements of competitors and public industry sources, including FINRA’s Trade Reporting and Compliance Engine (“TRACE”), the Securities Industry and Financial Markets Association (“SIFMA”), the International Swaps and Derivatives Association (“ISDA”), Clarus Financial Technology, TRAX, the Federal Reserve Bank of New York, Flow Traders, Coalition Greenwich, the Association for Financial Markets in Europe (“AFME”), the Japan Securities Deal Association, the China Foreign Exchange Trade System (“CFETS”) and the Emerging Markets Trade Association (“EMTA”). In calculating the size of certain markets, we omitted products for which there is no publicly available data, and, as a result, the actual markets for certain of our asset classes may be larger than those presented herein.
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
•limitations on operating our business and incurring additional indebtedness as a result of covenant restrictions under our $500.0 million senior unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the other lenders party thereto;

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
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future events or performance and future events, our actual results of operations, financial condition or liquidity, and the development of the industry and markets in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if future events, our results of operations, financial condition or liquidity, and events in the industry and markets in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of events, results or developments in future periods.
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

PART I
ITEM 1. BUSINESS.
Overview
We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 70 countries with offices in North America, Europe, Asia, Australia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.
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
We have a powerful network of more than 2,500 clients across the institutional, wholesale and retail client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. As our network continues to grow across client sectors, we will generate additional transactions and data on our platforms, driving a virtuous cycle of greater liquidity and value for our clients.
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
Our Evolution
We were founded in 1996 and set out to solve for inefficiencies in the institutional U.S. Treasury trading workflows, including limited price transparency, weak connectivity among market participants and error-prone manual processes. Our first electronic marketplace went live in 1998, and for more than 25 years we have leveraged our technology and expertise to expand into additional rates products and other asset classes, including credit, equities and money markets. Market demand for better trading workflows globally also was increasing and we initiated a strategy of rolling out our existing products to new geographies and adding local products. We expanded to Europe in 2000, initially offering U.S. fixed income products and soon thereafter added a marketplace for European government bonds. We expanded to Asia in 2004, where our first local product was Japanese government bonds. We have since continued to expand our product and client base in Europe, Asia and most recently in Australia, Africa, South America and the Middle East.
We identified an opportunity to complement our offerings to the wholesale and retail client sectors based on our existing relationships with dealers and our strong market position. We developed our wholesale platform through the acquisitions of Hilliard Farber & Co. in 2008 and Rafferty Capital Markets in 2011, and developed technology to facilitate the migration of inefficient wholesale voice markets to more efficient and transparent electronic markets. We entered the retail market through our acquisition of LeverTrade in 2006, scaled our market position through our acquisition of BondDesk in 2013, and have continued to leverage our market and technology expertise to enhance our platform serving that client sector. In June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform. The addition of this fully-electronic CLOB (central limit order book) offers a flexible, efficient approach to trading in the wholesale U.S. Treasury market. In August 2023, we acquired Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited) (“Yieldbroker”), a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors. This acquisition combines Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale. In January 2024, we acquired R8FIN Holdings LP (together with its subsidiaries, “r8fin”), a technology provider that specializes in algorithmic-based execution for U.S. Treasuries and interest rate futures that complement our other offerings, creating a valuable and broad-based approach to trading.
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
While our cornerstone products continue to be some of the first products we launched, including U.S. Treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes have grown from approximately $0.6 trillion in 1998 to $8.8 trillion through December 31, 2023, according to industry sources and management estimates.

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
We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. Treasuries, U.S. High-Grade credit, TBA MBS, European government bonds, global interest rate swaps, ETP-traded Yen-denominated interest rate swaps and European exchange traded funds (“ETFs”). We cover all major client sectors participating in electronic trading, including the institutional, wholesale and retail client sectors. In addition, we provide a full spectrum of trading protocols including voice, sweeps (session-based trading), RFQ, CLOB, A2A and portfolio trading, among others.
We believe the breadth of our offerings, experience and client relationships provides us unique market feedback and enables us to enter new markets with higher probabilities of success and greater speed. Many of our markets are interwoven and we provide participants trading capabilities across multiple products through a single relationship. We cover our global clients through offices in North America, Europe, Asia, Australia and the Middle East and a global trading network that is distributed throughout the world.
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

Scalable and Flexible Technology
We consistently use our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions span multiple components of the trading lifecycle and include pre-trade data and analytics, trade execution and post-trade data, analytics and reporting, integration, connectivity and straight-through processing. Our systems are built to be scalable, flexible and resilient. Our internet-based, thin client technology is readily accessible and enables us to quickly access the market with easily distributed new solutions. For example, we were the first to offer web-based electronic multi-dealer trading to the institutional U.S. Treasury market and have subsequently automated the market structure of additional markets globally. We have also created new trading protocols and developed additional solutions for our clients that are translated and built by our highly experienced technology and business personnel working together to solve a client workflow problem. Our 2024 acquisition of the r8fin technology will help us reach a new and differentiated level of intelligent execution through a powerful combination of algorithmic technology and cross-market connectivity. We believe pairing r8fin’s sophisticated technology with our global network will open up a range of new possibilities for clients engaged in relative value or macro trades spanning multiple asset classes. Going forward, we expect our technology platform, and ongoing investments in technology and new product offerings, to help us stay at the forefront of the evolution of electronic trading.
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
Platforms and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading venues and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, data powers our Automated Intelligent Execution (“AiEX”) functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2023, the percentage of trades executed by our institutional clients using our AiEX functionality was over 35% of total institutional trades, up from 6% in 2015, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. Treasuries, European government bonds, global swaps, U.S. corporate bonds and global ETFs.
Our over 25 year operating history has allowed us to build comprehensive and unique datasets across our markets and, as we add new products to our platforms, we will continue to create new datasets that may be monetized in the future. Our marketplaces generate valuable data, processing on average over 130,000 trades and significantly more pre-trade price updates daily, that we collect centrally and use as inputs to our pre-trade indicative pricing and analytics. We maintain a full history of inquiries and transactions, which means, for example, we have over 25 years of U.S. Treasury data. With markets becoming more electronic, clients increasingly turn to our composite data for its transparency and to help improve execution, further increasing the value proposition of our data. For example, in October 2023, we signed an amended and restated two-year market data license agreement with an affiliate of LSEG (formerly referred to as Refinitiv), pursuant to which LSEG will continue to distribute certain of our data directly to LSEG customers through its flagship financial platforms, LSEG Workspace, Datascope, LSEG Pricing Service and Tick History. The 2023 agreement, which was effective on November 1, 2023, replaced an existing agreement that was initiated in 2010 and most recently renewed in 2018, and provides us with increased revenue and flexibility in growing our market data offering. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with LSEG and through distributing additional datasets, derived data and analytics offerings through our own network or through other third-party networks. For example, in October 2023, we also announced a strategic partnership with FTSE Russell which will seek to develop the next generation of fixed income pricing and index trading products. Fixed income closing prices will be administered as benchmarks by FTSE Russell and be derived from trading activity on our platform. The partnership aims to extend pricing coverage to most constituents featured in the FTSE Fixed Income Index universes and explore incorporating new Tradeweb pricing sets into FTSE Fixed Income Indices.

We are also continuously developing new offerings and solutions to meet the changing needs of our clients. For example, in 2023, we launched a new market data service to calculate real-time indicative net asset values (“iNAVs”) for ETFs. Our breadth of product coverage, depth of price contributions and timeliness of quotes help position Tradeweb iNAVs to become the market’s preferred solution for intraday ETF evaluation, which could ultimately boost trading confidence in the ETF market. Our offerings also include Automated Intelligent Pricing (“Ai-Price”), an innovative bond pricing engine that applies data science to help make markets more efficient and delivers reliable reference pricing for U.S. corporate and municipal bonds, regardless of how frequently a bond trades. Clients leverage the service to power their AiEX auto-trading, portfolio trading, and Transaction Cost Analysis (“TCA”).
Experienced Management Team
Our focus and decades of experience have enabled us to accumulate the knowledge and capabilities needed to serve complex, dynamic and highly regulated markets, and oversee our expansion into new markets and geographies while managing ongoing strategic initiatives including our significant technology investments. Our management team is composed of executives with an average of over 25 years of relevant industry experience including an average of over 10 years working together at Tradeweb under different ownership structures and through multiple market cycles, with a combination of veteran Tradeweb employees such as Mr. Billy Hult, who has been at the Company for over 20 years and took over as our Chief Executive Officer effective January 1, 2023 and new executives, including Mr. Thomas Pluta, who became our President effective as of January 1, 2023. Management has fostered a culture of collaborative innovation with our clients, which combined with management’s focus and experience, has been an important contributor to our success. We have been thought leaders and contributors to the public dialogue on key issues and regulations affecting our markets and industry, including congressional testimony, public roundtables, regulatory committees and industry panels.
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
Continue to Grow Our Existing Markets
We believe there are significant opportunities to generate additional revenue from secular and cyclical tailwinds in our existing markets:
Growth in Our Underlying Asset Classes
The underlying volumes in our asset classes continue to increase due to increased government and corporate issuance. In addition, the government bond market is foundational to and correlative to virtually every asset class in the cash and derivatives fixed income markets. Select products that we believe have a high growth potential due to current market trends include global government bonds, global interest rate swaps, ETFs and credit cash products.
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
We believe that global government bonds, global interest rate swaps, global ETFs, in particular, institutional block ETFs, cash credit products, including corporate high grade and high yield bonds and emerging markets are key drivers of our potential growth. Our penetration of these markets, and their level of electronification, are at various stages. We are focused on growing our market share for these products by continuing to invest in new technology solutions that will attract new market participants to our platforms and increase the use of our platforms by existing clients.
Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. In 2017, we expanded into China to offer our global clients access to the Chinese bond market through our initiative with BondConnect, where Northbound trading began in 2017, and in 2020 we launched CIBM Direct. During 2021, we completed our first Southbound BondConnect transactions for various bonds tradable in the Hong Kong bond market, offering onshore investors enhanced access to oversees liquidity, pre-trade transparency and innovative trading protocols. During 2023, we announced that institutional clients executing Japanese Yen swaps on our multilateral trading facilities and swap execution facilities would now be able to clear their transactions via the Japan Securities Clearing Corporation (“JSCC”), providing more connectivity, flexibility and choice in Yen swap trading. Also in 2023, we participated in the development of and added the ability for our clients to have direct trading access on our platform to Swap Connect, the world’s first derivatives market access scheme, where offshore investors can trade and central counterparty clear onshore Chinese Yuan Renminbi interest rate swaps without changing their existing trading and settlement practices. The interest rate swap trades are cleared through Hong Kong Exchange OTC Clear under Hong Kong’s internationally-familiar legal framework. We continue to focus on these initiatives and on expanding opportunities with clients in the Asia region more broadly.
We have also expanded our product set to include wholesale electronic repurchase agreements, as well as U.S. and European bilateral repurchase agreements, European cash equities and U.S. options for our institutional client sector. We also intend to leverage innovation and technology capabilities to develop new solutions that help our clients trade more effectively and efficiently. For example, in 2023, we launched a new and innovative solution to help institutional investors trade EM bonds more efficiently, developed in collaboration with FXall, LSEG’s leading electronic platform for global currency products. This new FX swap workflow solution allows mutual clients of Tradeweb and FXall to buy or sell an EM bond via the request-for-quote or request-for-market protocols on Tradeweb and then seamlessly hedge the local currency risk by executing an FX swap trade via direct connection to FXall. In addition, our swap compression functionality allows clients to reduce their swap positions at the clearinghouse, resulting in significant cost savings. On our institutional U.S. credit platform, our portfolio trading solution allows clients to obtain competitive prices on a full basket of securities and trade on net present value from dealers. Our multi-asset package (MAP) trading allows clients to simultaneously execute interest rate swaps, inflations swaps and government bonds in a single electronic package enabling clients to achieve more competitive pricing, reduce manual booking errors and increase execution speed. Net spotting, which links our institutional U.S. credit and U.S. Treasury markets allows clients to reduce the operational stress and financial cost of executing offsetting Treasury hedges for corporate bonds that trade at a spread to the U.S. Treasury. Given the breadth of expertise of our sales people and management, we have the ability to focus on new client opportunities and on selling additional solutions to existing clients.

In addition, we believe our business model is well suited to serve market participants in other asset classes and geographies where our guiding principles can continue to transform markets and broaden our reach and we expect to grow our emerging markets footprint moving forward. Our international strategy involves offering our existing products in new geographies and then adding local products. In addition, we believe our trading models in one product or asset class are transferable to other products or asset classes, irrespective of geography. For example, we have leveraged our session-based trading technology in European corporate bonds for session-based trading in U.S. corporate bonds and Off-the-Run U.S. Treasuries and with our 2023 acquisition of Yieldbroker, we are well-positioned to seamlessly connect markets in Australia and New Zealand with our global network of clients and dealers. We have significant scale and breadth across our platforms, which position us well to take advantage of favorable market dynamics when introducing new products or solutions or entering into new markets.
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
Effective in November 2023, we entered an amended and restated, two-year agreement with an affiliate of LSEG (formerly referred to as Refinitiv), extending our long-term relationship where LSEG licenses certain data from us, which provides us with a predictable and growing revenue stream.
We also have a roster of closing prices partnering with the FTSE Russell for UK Gilts and European government bonds and Intercontinental Exchange (“ICE”) for U.S. Treasuries in response to the growing demand for trusted reference price data that enables firms to manage investment portfolios, evaluate the fair value of securities, perform compliance monitoring and satisfy general accounting standards. In October 2023, we also announced a strategic partnership with FTSE Russell to develop the next generation of fixed income pricing and index trading products. The collaboration is focused on expanding benchmark pricing, broadening index inclusion and enhancing trading functionality across fixed income products.
We will continue to selectively pursue new strategic partnerships to expand our data and analytics offering over time.
Pursue Strategic Acquisitions and Alliances
As part of our culture of collaborative innovation, throughout our history we have completed various acquisitions and initiated several formal strategic alliances. These alliances have taken several forms, including distribution partnerships, technological alliances and other financial arrangements. We intend to continue to selectively consider opportunities to grow through strategic alliances and acquisitions. For example, in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform and in November 2022, we entered into a multi-year partnership with BlackRock with the goal to integrate our credit trading solutions and data into BlackRock’s Aladdin order execution management system. In August 2023, we acquired Yieldbroker, a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives and in January 2024, we acquired r8fin, a technology provider that specializes in algorithmic-based execution for U.S. Treasuries and interest rate futures. These and other opportunities should enhance our existing capabilities, allow us to leverage the scale of other parties and accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture.
Our Client Sectors
We have a powerful network of more than 2,500 clients across the institutional, wholesale and retail client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Since the founding of Tradeweb more than 25 years ago, we have developed trusted relationships with many of our clients and have invested to integrate with their capital markets technology infrastructures. This has facilitated the collaborative approach we employ to solve our clients’ evolving workflow needs.

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
Institutional
Tradeweb Institutional offers dealer-to-client and all-to-all trading and related solutions to more than 1,950 liquidity-taking clients. Our clients include leading asset managers, hedge funds, insurance companies, regional dealers and central banks/sovereign entities. The Tradeweb Institutional platform serves 90% of the world’s largest 100 asset managers, over 80% of the top 25 insurance companies and over 60 central banks/sovereign entities with more than 200 dealers providing liquidity.
Tradeweb Institutional offers trading in a wide variety of products, including U.S. Treasuries, European government bonds, TBA MBS, global interest rate swaps, global corporate bonds and ETFs, among others. Our trading protocols include RFQ, Request-for-Market, Request-for-Stream, list trading, compression, blast all-to-all, Click-to-Trade, portfolio trading and inventory-based.
Wholesale
We provide fully electronic, hybrid and voice trading for the wholesale community on our Dealerweb platform. Our clients include more than 300 dealers and financial institutions with more than 190 actively trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer clients also trade on the Tradeweb Institutional and Tradeweb Direct platforms. Wholesale’s leading markets include TBA MBS, specified pools, other securitized products, global credit products, U.S. Treasuries, repurchase agreements, U.S. dollar-denominated swaps, U.S. ETFs and U.S. equity derivative products. Our electronic trading protocols include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 90% growth in the number of e-participants on our wholesale client sector markets since 2016.
Retail
Tradeweb Direct, our regulated Alternative Trading System (“ATS”), offers financial advisors and their retail clients access to micro-lot liquidity provided by our network of broker-dealers. Tradeweb Direct serves over 50,000 financial advisors at approximately 250 retail brokerage and advisory firms. In addition, certain Tradeweb Direct clients provide access to over 170,000 retail clients through white-labeled, web-based front ends. Tradeweb Direct also provides access to its ATS to large and middle-market asset managers. Tradeweb Direct offers trading in a range of products, including U.S. corporate bonds, Treasuries, municipal bonds, structured products and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Participants on Tradeweb Direct have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.
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
Our Geographies
We have a global footprint serving more than 2,500 clients in over 70 countries across the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions and with offices in North America, Europe, Asia, Australia and the Middle East. By region:
•We serve more than 1,500 clients in the Americas across North, Central and South America.
•We serve more than 700 clients in EMEA across Europe, the Middle East and North Africa.
•We serve more than 300 clients in APAC across Asia, the Pacific, Oceania and the Indian sub-continent.
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
•Pre-Trade Data and Analytics: We provide clients with accurate, real-time market data and streaming price updates across more than 50 products. Major financial publications across the globe reference our market data. Our real-time market data services include major government bonds, corporate bonds, mortgage-backed securities, fixed income derivatives and money markets. For example, data and analytics power our Automated Intelligent Price, or Ai-Price, functionality, which delivers benchmark pricing and insights for over 26,000 U.S. corporate bonds. We integrate directly with order management systems allowing for order entry and pre-trade compliance and risk analysis. Clients are also able to perform credit checks for cleared derivatives trading — either with limits on our system or through connectivity to the futures commission merchants.

In addition, we provide LSEG with certain real-time market data feeds for multiple fixed income and derivatives products under a license pursuant to which LSEG distributes such market data to its customers on its platforms and through direct feeds.
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
•Compression. Clients utilize our interest rate swap compression tool as an efficient means to reduce the number of line items they have outstanding at a clearinghouse by netting offsetting positions in a single transaction. This functionality allows clients to submit up to 250 line items to liquidity providers for simultaneous list pricing, which they can execute, clear and report in one transaction, reducing both their risk and clearing costs. The Tradeweb compression tool is flexible and versatile in design allowing clients to adapt the tool to their workflow and customize for non-standard/bespoke swaps.
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
•Post-Trade Data, Analytics and Reporting: Our comprehensive post-trade services include transaction cost analysis, or TCA, best execution reporting and client performance reports. These powerful tools provide our clients with ways to measure and optimize their trade performance. Our TCA tools monitor the cost effectiveness and quality of execution of trading activities for trades executed on or off Tradeweb. Our post-trade performance reports provide a summary of trading activity including detailed exception reports, price benchmarking and peer group comparisons. In partnership with FTSE Russell, we also provide U.S. Treasury, UK Gilt and European government bond closing prices in a manner consistent with the International Organization of Securities Commissions (“IOSCO”) principles and United Kingdom (“UK”) and European Union (“EU”) Benchmark Regulation (“BMR”). These reference prices can be used for asset valuation, trade at close and as reference rates in derivatives contracts. To support MiFID II regulatory obligations, we operate an APA reporting service in the UK and EU to allow clients to meet post-trade transparency requirements for off-venue or OTC trading activity. Our APA service provides regulatory pre-trade and post-trade reporting across multiple asset classes, including for products not offered by Tradeweb. The APA service also provides venue reporting for clients for LSEG’s FX trading venues.

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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, ICE (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet) and others in the credit and municipal markets; Bloomberg, Euronext (MTS), CME Group (NEX Group), BGC Partners (Fenics), MarketAxess (LiquidityEdge), GLMX and others in the rates and derivatives markets; and Virtu (RFQ-hub) and Bloomberg in the equities and ETF markets.
•Exchanges: In recent years, exchanges have pursued acquisitions that have put them in competition with us. For example, ICE acquired BondPoint and TMC Bonds, retail-focused platforms, and Interactive Data Corporation (“IDC”), a provider of fixed income data, in an effort to expand its portfolio of fixed income products and services. CME Group and CBOE also operate exchanges that compete with us. Exchanges also have data and analytics relationships with several market participants, which increasingly put their offerings in direct competition with Tradeweb.
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
•EMS and OMS providers: There are various providers of execution management services (“EMS”) and order management services (“OMS”) that have announced plans to offer aggregation of trading venue liquidity, as well as direct-to-dealer fully electronic trading solutions.
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
•Strong business continuity and disaster recovery planning: We continue to regularly evaluate and enhance our business continuity plans in place in the event of a significant business disruption or disaster recovery situation to ensure the resilience of critical systems required for normal operations and the safety of all employees. The plans cover a range of scenarios and adhere to industry standards and regulatory mandates as outlined by the Interagency Paper on Sound Practices to Strengthen the Resilience of the U.S. Financial System, the SEC’s Regulation Systems Compliance and Integrity, Commodity Futures Trading Commission (“CFTC”) rules concerning system safeguards and other agencies and entities. Activities covered by the plans include the primary responsible parties at Tradeweb, actions to restore essential systems and applications with target recovery times to accomplish all stated objectives and communications to staff, partners, clients and regulators. The plans are periodically updated based on the most relevant threats to operations and tested to ensure effectiveness during emergency conditions.
We also maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have ten datacenters across the United States, the UK , Japan and Austrialia. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies.

•Ongoing security, system monitoring and alerting: We prioritize security throughout our platforms, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cyber security program is based on a combination of ISO/ICE 27001 principles, the National Institute of Standards and Technology Cybersecurity Framework and industry best practices. Our Chief Information Security Officer leads a qualified cybersecurity team in assessing, managing and reducing material risks from cybersecurity threats to protect critical operations and delivery of service. We continuously monitor connectivity, and our global operations team is alerted if there are any suspect events. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
Intellectual Property
Like most companies that develop technology in-house, we rely upon a combination of copyright, patent, trade secret and trademark laws, written agreements and common law to protect our proprietary technology, processes and other intellectual property.
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
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions, including the United States, the UK, the Netherlands, France, Germany, Japan, Hong Kong, Singapore, Australia and the Dubai International Financial Centre (“DIFC”). In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are tasked with ensuring the integrity of the financial and securities markets and protecting the interests of investors in those markets generally. Rulemaking by regulators, including resulting market structure changes, has had an impact on our business by directly affecting our method of operation and, at times, our profitability, as well as indirectly by imposing costs in the form of increased compliance, personnel, and technology needs in order to comply with relevant laws and regulations.
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
The CFTC is the federal agency primarily responsible for the administration of federal laws governing activities relating to futures, swaps and other derivatives (but excluding security-based swaps) including the adoption of rules applicable to SEFs. Our SEFs are subject to regulations that relate to trading and product requirements, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements, including the requirement that they maintain sufficient financial resources to cover operating costs for at least one year.
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
In addition, Title VII of the Dodd-Frank Act (“Title VII”) amended the Commodity Exchange Act and the Exchange Act to establish a regulatory framework for swaps, subject to regulation by the CFTC, and security-based swaps, subject to regulation by the SEC. The CFTC has completed the majority of its regulations in this area, most of which are in effect. The SEC has also finalized many of its security-based swap regulations. Among other things, Title VII rules require certain standardized swaps to be cleared through a central clearinghouse and/or traded on a designated contract market or SEF, subject to various exceptions. Title VII also requires the registration and regulation of certain market participants, including SEFs, and requires SEFs to maintain robust front-end and back-office information technology capabilities. The SEC is charged with regulations for “security-based swaps” (i.e., swaps based on certain types of securities or loans). In late 2023, the SEC adopted registration requirements for entities that act as security-based swap execution facilities (“SBSEFs”). We expect that one or more of our subsidiaries will register in this capacity with the SEC and, as such, will become subject to further new extensive regulation at an entity level as well as new requirements specifically applicable to the business as it relates to security-based swaps. We anticipate that implementation of these requirements will be substantially similar to requirements implemented as a result of operating as a CFTC-registered SEF, but the implementation will likely result in new challenges and oversight risk.

The regulatory environment in the U.S. continues to evolve and while legislation to roll-back key pieces of the Dodd-Frank Act in an effort to loosen certain regulatory restrictions on financial institutions has been issued, the industry continues to be more heavily regulated than it was prior to the 2008 financial crisis. While it is still largely unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us, both the SEC and the CFTC have issued a number of regulatory proposals and we may continue to see the same level of activity by these two regulators in the future. For example, in August 2022, the CFTC issued a final rule modifying the swap clearing requirement in support of the transition from LIBOR and other Interbank Offered Rates to Alternative Reference Rates and Tradeweb SEF LLC filed and received approval on July 7, 2023 to include certain swaps referencing risk-free rates as designated made available to trade products. Additionally, the SEC has recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. In recent years, the SEC proposed rules that would expand Regulation ATS and Regulation SCI to capture alternative trading systems (“ATS”) that trade government securities and amend the SEC rule regarding the definition of an “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In April 2023, the SEC proposed separate, specific rules that would update the requirements of Regulation SCI and expand the number and types of entities that must comply with Regulation SCI. In connection with these proposed rules, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and Regulation SCI. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted or modified, or what effect such passage, adoption or modification will have, whether positive or negative, on our industry, our clients or us.
The SEC also adopted final rules on December 13, 2023 regarding central clearing of certain secondary market repurchase and reverse repurchase transactions and secondary market purchase and sale transactions involving U.S. Treasury securities. Although the final rule was more limited in scope than the initial rule proposal, this central clearing mandate will impact certain market participants who do not clear today, and some have expressed concerns about the potential impact of additional clearing costs that may impact liquidity. While we expect this change will increase our own platform efficiency and potentially create greater electronification of trading, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us.
Non-U.S. Regulation
Outside of the United States, we are currently regulated by: the Financial Conduct Authority (“FCA”) in the UK, the De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”), Autorité Des Marchés Financiers (“AMF”) and Autorité de contrôle prudentiel et de resolution (“ACPR”) in France, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) in Germany, the Japan Financial Services Agency (the “JFSA”), the Japan Securities Dealers Association (the “JSDA”), the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission (the “ASIC”), the Comisión Nacional Bancaria y de Valores (the “CBNV”) in Mexico, the Swiss Financial Market Supervisory Authority (“FINMA”), the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada and the Dubai Financial Services Authority (the “DFSA”) in the DIFC.
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

Much of our derivatives volume continues to be executed by non-U.S. based clients outside the United States and is subject to local regulations. In particular, the EU has enhanced the existing laws and developed new rules and regulations targeted at the financial services industry, including MiFID II and Markets in Financial Instruments Regulation (“MiFIR”), which were implemented in January 2018 and which introduced significant changes to the EU financial markets, including the fixed income and derivative markets, designed to facilitate more efficient markets and greater transparency for participants.
During 2023, the European Securities and Markets Authority (“ESMA”), the EU’s financial markets regulator and supervisor, announced a shift in its Union Strategic Supervisory Priorities (“USSPs”), introducing cyber risk and digital resilience as key areas of focus alongside environmental, social and governance disclosures. The strategy takes into account the key priorities of the EU in the area of financial services and aims to address the most significant risks linked to EU financial markets. It is structured around the following key areas: effective financial markets and financial stability, supervision and supervisory convergence, retail investor protection, sustainable finance and technological innovation and increased use of data. With this new priority, EU supervisors will put greater emphasis on reinforcing firms’ information and communication technology (“ICT”) risk management surrounding the use of financial technology systems (including but not limited to trading venue technologies) through close monitoring and supervisory actions, building new supervisory capacity and expertise. The new USSP will come into force in 2025, at the same time as the Digital Operational Resilience Act. This timeline is intended to provide supervisors and firms in member states with sufficient time to prepare for compliance with the new regulatory requirements. Meanwhile, ESMA and national competent authorities (“NCAs”) will carry out preparatory work planning and shaping the supervisory activities to undertake this priority. The USSPs are an important tool through which ESMA coordinates and focuses supervisory action with NCAs across the EU on specific topics.
The Digital Operational Resilience Act (“DORA”) is a new EU framework which aims to enhance and harmonize the digital operational resilience and cyber security of entities across the EU financial sector. Under DORA firms that are in scope will need to adopt a broader business view of resilience, with accountability clearly established at the senior management level. DORA consists of the following key pillars: ICT risk management requirements, reporting of ICT incidents, testing programs covering ICT tools, systems and processes, ICT third party risk management and an oversight framework for critical ICT third-party service providers.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2023, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 19 – Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Regulatory Status of Tradeweb Entities
Our operations span jurisdictions across North America, South America, Europe, Asia, Australia and the Middle East, and we operate through various regulated entities. The current regulatory status of our regulated entities is described below.
Tradeweb LLC is a SEC-registered broker-dealer and a member of FINRA and MSRB. Tradeweb LLC is also a CFTC-registered introducing broker and a member of NFA. Tradeweb LLC relies on the international dealer exemption in the Canadian provinces of Ontario, Alberta, British Columbia, New Brunswick, Nova Scotia, Quebec, Saskatchewan and Manitoba and is recognized as a foreign trading venue in Switzerland.
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

Tradeweb Direct LLC is a SEC registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Tradeweb Direct LLC also relies on the Ontario Securities Commission International Dealer Exemption in the Canadian provinces of Ontario and Quebec, is registered as an exempt firm with the AFM and is a Recognized Body of the DFSA.
Tradeweb Europe Limited is authorized and regulated in the UK by the FCA as a MiFID Investment Firm. It has permissions to operate an Multilateral Trading Facility (“MTF”), an Organized Trading Facility (“OTF”) and an APA. Tradeweb Europe Limited is also regulated by ASIC and holds an Overseas Australian Market Operator License and is a recognized foreign trading venue by FINMA in Switzerland. In January 2022, Tradeweb Europe obtained a license to provide direct market access to trading participants (Handelsteilnehmer) domiciled in Germany via an electronic trading system pursuant to section 102(1) of the German Securities Trading Act (Wertpapierhandelsgesetz – WpHG).
The Singapore branch of Tradeweb Europe Limited is regulated by the MAS as a Recognised Market Operator (“RMO”).
The Hong Kong branch of Tradeweb Europe Limited is regulated by the SFC as an Automated Trading Service.
Tradeweb Information Technology Services (Shanghai) Co., Ltd. is a wholly-owned foreign enterprise (WOFE) in China. Its business scope includes information, data and technology related services including development, sales, import and export and consulting. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China (“PBOC”) for the provision of Bond Connect, CIBM Direct RFQ and Swap Connect.
TW SEF LLC is a CFTC-registered SEF. TW SEF LLC is formally exempt from registration as an exchange in the Canadian provinces of Alberta, Ontario, Nova Scotia and Quebec and is recognized as a foreign trading venue in Switzerland. TW SEF LLC is approved and regulated by ASIC as an Overseas Australian Market Operator Licensee, recognized as Foreign Trading Venue in Mexico and is a Recognized Body of the DFSA.
DW SEF LLC is a CFTC-registered SEF. DW SEF LLC is formally exempt from registration in the Canadian provinces of Ontario and Nova Scotia is recognized as a foreign trading venue in Switzerland.
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
Tradeweb EU B.V. is authorized and regulated by the DNB and AFM as a MiFID Investment Firm with permissions to operate an MTF and an OTF. Tradeweb EU B.V. passports its permissions under MiFID and accordingly provides services throughout the EU and the European Economic Area (“EEA”). Tradeweb EU B.V. is also regulated by ASIC and holds an Overseas Australian Market Operator License and is a recognized foreign trading venue by FINMA in Switzerland.
The Paris branch of Tradeweb EU B.V. is supervised by the ACPR.
Tradeweb Execution Services Limited is authorized and regulated in the UK by the FCA as an Investment Firm (“BIPRU Firm”).
Tradeweb Execution Services B.V. is authorized and regulated by the AFM as a MiFID investment firm with permission to trade on a matched principal basis.
Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited), acquired in August 2023, is a Tier 1 Australian Markets Licensee in Australia, regulated by the ASIC, that maintains a branch in Singapore that is regulated by the MAS as a Regulated Market Operator. Tradeweb Australia Pty Ltd changed its name from Yieldbroker Pty Limited in January 2024.
Tradeweb (DIFC) Limited is an Authorized Firm regulated by the DFSA with a license for “arranging deals in investments” for users to access our various trading venues that are also separately recognized by the DFSA.
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

As of December 31, 2023, we had 1,179 employees, 815 of whom were based in the United States and 364 of whom were based outside of the United States. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Diversity, Equity and Inclusion
We believe that diverse teams make better decisions and create greater long-term value, and we are committed to maintaining a safe and inclusive environment for everyone and attracting and retaining diverse talent at all levels. Our goal is to continue to strive for greater gender and ethnic diversity across the company, in accordance with applicable equal opportunity laws, to maintain and grow our culture of inclusiveness, education, acceptance and learning, and to ensure employees feel encouraged and equipped to be their genuine selves at work. Through our Diversity, Equity and Inclusion (“DE&I”) Committee, on which members of our executive team serve, including our Global Head of Human Resources and Head of Investor Relations, FP&A and Treasury, we raise awareness, provide a forum to discuss diversity and inclusion and promote a diverse and inclusive culture. We seek to involve employees at all levels in DE&I, including through recruitment, philanthropy and training. We also sponsor the Global Women’s Network, which provides skills-building, educational, and career-relevant programming for employees and brings topics affecting women in the workplace front and center. Our commitment to DE&I has been demonstrated through partnerships with approximately 18 organizations globally, including StreetWise Partners, Women’s Bond Club, TEAK, Hiring our Heroes, Emily K Center and Adaptive Growth Leadership in the U.S., and SEO, Big City Bright Future and Cowrie Scholarship Foundation in the UK. By focusing on employee volunteerism in these areas, our employees have the opportunity to take action and make a difference.
We also seek to advance the interests of our stakeholders through DE&I initiatives. For example, in June 2022, we launched the Spotlight Dealer Diversity Program, designed to promote diverse dealers participating on our platforms, including woman-, veteran-, disabled- and minority-owned firms. The Spotlight Program was developed collaboratively with feedback from members of the buy-side and dealer communities to support our diverse dealer community through a combination of individual dealer profiles, direct consultation and other promotional programs designed to bring more visibility to diverse dealers operating in electronic markets. In addition, we enhanced our RFQ trading workflow for U.S. Institutional Credit to more prominently expose diverse dealer liquidity to our participating buy-side clients, further strengthening engagement between diverse dealers and buy-side users on the platform. We continue to work with our Spotlight participants to expand opportunities for doing business together. Since launch we have grown from 12 participating Spotlight Dealers to 21.
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
Corporate Sustainability – Environmental, Social and Governance Matters
We are committed to doing our part to help financial markets move toward a more sustainable global financial system. In August 2023 we published our third annual Corporate Sustainability Report, which reports on our environmental, social and governance (“ESG”) goals and priorities as well as our progress towards those goals during calendar year 2022. While the reporting structure is relatively new, our strong foundation in ESG principles is not. We have long been committed to creating and fostering an inclusive workplace, celebrating our diverse employee base, providing transparency and innovation for our markets and ensuring transparency and validity for the data that propels them. Our long-term view encompasses ever more sustainable ways of working and investing as we forge the links between better serving markets and better serving the world.
The Environment
We are committed to understanding the full extent of our environmental impact and to working toward minimizing our global emissions footprint. We seek to better understand the environmental impact of our operations through measurable means, and to set attainable targets and timelines for environmental impact reporting, including the eventual setting of science-based targets for greenhouse gas emissions. While our business involves limited direct environmental risks, we will endeavor to make our operations and impact more sustainable over time. Our primary environmental goals have been to reduce our overall energy consumption and emissions where possible, and to move toward renewable energy coverage, or direct sourcing of renewable energy for our Scope 2 energy usage. To that end, we purchased Green-e U.S. Renewable Energy Certificates for our forecasted 2023 U.S energy usage and retired them in September of 2023. We also purchased Japan Non-Fossil Certificates for our forecasted energy usage from operations in Asia, which were retired at the end of 2023. This marks a step forward in our climate action plan, and an action toward our stated goal of covering our global usage with renewable energy. Tradeweb also responded to CDP for the first time, and published our inaugural Taskforce on Climate-Related Financial Disclosure (“TCFD”) report, each in 2023. We endeavor to continue to be transparent and robust in our environmental disclosure, marking important steps toward that goal with these two reporting items.

In April 2021, we joined the Climate Bonds Initiative’s (“CBI”) Partnership Programme. CBI is an international, investor-focused not-for-profit organization promoting investment in projects and assets necessary for a rapid transition to a low-carbon and climate-resilient economy. The Climate Bonds Standard and Certification Scheme (the “Scheme”) is a labeling scheme for bonds, loans and other debt instruments. The Scheme’s rigorous scientific criteria are intended to ensure consistency with the Paris Agreement’s goal of limiting global warming to 1.5 degrees Celsius above pre-industrial levels. The Scheme is used globally by bond issuers, governments, investors and the financial markets seeking to prioritize investments that genuinely contribute to addressing climate change. By partnering with CBI, we aim to promote the visibility and accessibility of Green Bond trading activity across a wide range of asset classes, and leverage CBI data to provide transparency and clarity around the Green Bond trading volumes and trends on our platforms. In 2023, CBI-screened Green Bond trading accounted for $292.0 billion of the total $303.6 billion in global Green Bond trading volume executed on Tradeweb (excluding ETF). This represents a trading volume increase of 46% from 2022, calculated using CBI-screened Green Bond alignment based on the CBI definition of ‘Green’ as of December 31, 2023 for both the 2023 and 2022 comparative period. We provide Green Bond highlights across our institutional platform, including Global Credit, European Government Bonds, Supranationals, Repurchase Agreements, China Bonds, and Convertibles, and have Green Bond search tools across asset classes on our Retail platform. We plan to continually increase the data available to our clients around Green Bonds, and intend to expand this data set to include other ESG-related securities including Social Bonds, Sustainability Bonds, and Sustainability-Linked Bonds.
Our People and Communities
We value and encourage diverse perspectives, and strive to cultivate a team with varied and robust ideas. We aim to give everyone the access and ability to grow as an individual and, eventually, a leader. For more information on how we support our people and help foster a diverse workforce, please see “– Human Capital” above.
Our Governance
We have invested in strong and well-established governance structures across our global enterprise, led by a diverse Board of Directors that is deeply experienced in our business and highly focused on advancing our ESG strategies across the company. As part of that commitment, during 2020, we established an ESG Steering Committee comprised of senior level executives covering major business directives across the company. The ESG Steering Committee is an advisory board assembled to guide our focus, and ensure delivery on our thoughtful approach to integrating our ESG strategy into our business and operations. To support the implementation of our ESG strategy, a dedicated team was formed and has expanded to meet the needs of our growing strategy. The team head reports directly into our senior executive leadership team, which provides critical support for the integration of these initiatives across our business. At the Board level, the Nominating and Corporate Governance Committee is responsible for ESG oversight and guidance. The Compensation Committee has responsibility for oversight of human capital-related topics, including diversity, equity, and inclusion, and the Audit Committee has responsibility for oversight of external reporting of climate-related disclosures.
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
LSEG Transaction
On January 29, 2021, LSEG completed its acquisition of the Refinitiv business (currently referred to by LSEG as LSEG Data & Analytics) from a consortium, including certain investment funds affiliated with Blackstone as well as Thomson Reuters, in an all share transaction.

Following the consummation of the LSEG Transaction, LSEG became the controlling shareholder of Refinitiv and Refinitiv continued to be the controlling shareholder of Tradeweb, holding approximately 89.9% of our combined voting power as of December 31, 2023. Tradeweb remained a standalone, publicly-traded company, and the LSEG Transaction did not result in any changes to our stockholder voting rights, and we have not experienced and do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. We maintain a market data license agreement with LSEG, which was amended and restated effective as of November 1, 2023. The non-compete period applicable to Refinitiv in their restrictive covenant agreement with us was terminated as of January 29, 2021.
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
Risks Relating to Cybersecurity and Intellectual Property
•We could face actual or perceived security vulnerabilities in the systems, networks and infrastructure that we own or use, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks.
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
•We may face new tax legislation and regulation as well as unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns.
•Our compliance and risk management programs might not be effective.
•We are exposed to litigation risk, including securities litigation risk.
Risks Relating to our Indebtedness
•The credit agreement that governs the 2023 Revolving Credit Facility imposes certain operating and financial restrictions on us and our restricted subsidiaries.
•Any borrowings under the 2023 Revolving Credit Facility will subject us to interest rate risk.
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
The electronic financial services industry is, by its nature, risky and volatile. Our business performance is impacted by a number of global and regional factors that are generally beyond our control. The occurrence of, or uncertainty related to, any one of the following factors may cause a substantial decline in the U.S. and/or global financial markets, which could result in reduced trading volumes and profitability for our business:
•economic, political and social conditions in the United States, the UK, the EU and/or its member states, China or other major economies around the world, including, among other things, the strength and direction of the U.S. and global economy, the war in Ukraine and the Israel Hamas war;
•the impact of foreign exchange fluctuations (see “—Risks Relating to our International Operations — Fluctuations in foreign currency exchange rates may adversely affect our financial results” for further information);
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
•concerns over a potential recession (in the United States or globally), inflation, the banking industry, including as a result of any bank failures and weakening consumer and investor confidence levels;
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
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies; and
•the current or anticipated impact of climate change, extreme weather events, natural disasters and other catastrophic events, actual or threatened acts of war, terrorism or other armed hostilities or outbreaks of pandemic or contagious diseases.
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
We primarily compete with other electronic trading platforms and trading business conducted directly between dealers and their institutional, wholesale and retail client counterparties over telephone, email or instant messaging. We also compete with securities and futures exchanges, other inter-dealer brokers and single bank systems. For example, our trading platforms face existing and potential competition from large exchanges, which have in recent years developed electronic capabilities in-house or through acquisitions. We also face competition from individual banks that offer their own electronic platforms to their institutional clients and from providers of execution management services and order management services. In addition, we may face competition from companies with strong market share in specific markets or organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information resources, recognized brands, or technological expertise to begin competing with us. We expect that we may compete in the future with a variety of companies with respect to our platforms and solutions. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.
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
Our operations also include the sale of pre- and post-trade services, analytics and market data (including through a distribution agreement with LSEG). There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platforms or solutions. For example, Bloomberg and ICE have trading platforms that compete with ours and also have data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

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
•respond to competitive pressures, technological advances, including new or disruptive technology such as artificial intelligence, emerging industry standards and practices and regulatory requirements and changes on a cost-effective and timely basis;
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
Despite testing, our platforms and solutions may contain design defects and errors or fail when first introduced or when major new updates or enhancements are released. In our development of new platforms, platform features and solutions or updates and enhancements to our existing platforms and solutions, we may make a design error that causes the platform feature or solution to fail or operate incorrectly or less effectively than planned. Many of our solutions also rely on data and services provided by third-party providers over which we have no or limited control and may be provided to us with defects, errors or failures. Our clients may also use our platforms and solutions together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem and responsibility for any loss. In addition, we could experience delays while developing and introducing new or enhanced platforms, platform features and solutions, primarily due to difficulties in technology development, obtaining any applicable regulatory approval, licensing data inputs or adapting to new operating environments.
If design defects, errors or failures are discovered in our current or future platforms or solutions, we may not be able to correct or work around them in a cost-effective or timely manner, or at all. The existence of design defects, errors, failures or delays that are significant, or are perceived to be significant, could also result in rejection or delay in market acceptance of our platforms, features or solutions, damage to our reputation, loss of clients and related revenues, diversion of resources, product liability claims, regulatory actions or increases in costs, any of which could materially adversely affect our business, financial condition or results of operations.

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
The success of our trading platforms depends in part on our pre- and post-trade data, analytics and reporting solutions. We depend upon data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations and other third-party data providers for information used on our platforms and by our solutions, including our data, analytical tools and other pre- and post-trade services. In particular, we depend on LSEG to source certain reference data for products that trade on our platforms. Our data sources and information providers, some of which are our competitors, could increase the price for or withdraw their data or information services for a variety of reasons. For example, data sources or information providers may enter into exclusive contracts with other third parties, including our competitors, which could preclude us from receiving certain data or information services from these providers or restrict our use of such data or information services, which may give our competitors an advantage. In addition, our clients, the majority of which are not subject to long-term contractual arrangements, may stop using or reduce their use of our trading platforms at any time, which would decrease our volume of trade data and may diminish the competitiveness of our market data offerings.
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
In addition, pursuant to a market data license agreement, LSEG currently distributes a significant portion of our market data. The cancellation of, or any adverse change to, our arrangement with LSEG or the inability of LSEG to effectively distribute our data may materially harm our business and competitive position.

We are dependent upon trading counterparties and clearinghouses to perform their obligations.
Our business consists of providing consistent two-sided liquidity to market participants across numerous geographies, asset classes and products. In addition, in the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Credit Risk.” In the event of a systemic market event resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Many trades in the securities markets, and an increasing number of trades in the over-the-counter derivatives markets, are cleared through central counterparties. These central counterparties assume and specialize in managing counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearinghouse’s risk management methodology will be adequate to manage one or more defaults. Given the counterparty performance risk that is concentrated in central clearing parties, any failure by a clearinghouse to properly manage a default could lead to a systemic market failure. For example, historically we have used ICBC Financial Services (“ICBC”), a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. If trading counterparties do not meet their obligations, including to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to conduct our business may be materially adversely impacted by unforeseen, catastrophic or uncontrollable events. In addition, our U.S. and European operations are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen, catastrophic or uncontrollable events, including fire, natural disasters, extreme weather events, global health crises (including COVID-19 and its variants), power loss, telecommunications failure, software or hardware malfunctions, theft, cyber-attacks, acts of war, terrorist attacks or other armed hostilities (including the war in Ukraine and the Israel Hamas war). In addition, employee misconduct, fraud or error, such as improperly using confidential information or engaging in improper or unauthorized activities or transactions, could expose us to significant liability, losses, regulatory sanctions and reputational harm. These unforeseen, catastrophic or uncontrollable events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party providers or clients. If our systems, networks or infrastructure were to fail or be negatively impacted as a result of an unforeseen, catastrophic or uncontrollable event, our business functions could be interrupted, our ability to make our platforms and solutions available to our clients could be impaired and, as a result, we could lose critical data and revenues. If we are unable to deploy or develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen, catastrophic or uncontrollable event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
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

•network or service outages, internet disruptions, the availability of our platforms, cyber-attacks, security breaches or perceived security breaches;
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
As of December 31, 2023, we had goodwill of $2.8 billion and indefinite-lived intangible assets of $0.3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
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

The success of our growth plan depends, in part, on our ability to implement our business strategies. In particular, our growth depends on our ability to maintain and expand our network by attracting new clients, increasing the use of our platforms and solutions by existing clients and by integrating them across geographies and a wide range of asset classes, products, trade types and trade sizes within our marketplaces. Our growth also depends on, among other things, our ability to increase our market share, add new products, enhance our existing platforms and solutions, develop new offerings that address client demand and market trends and stay abreast of changing market conditions and regulatory requirements. Our growth may also be dependent on our ability to further diversify our revenue base. As of December 31, 2023, we derived approximately 52% of our revenue from our Rates asset class. Our long-term growth plan includes expanding the number of products we offer across asset classes, by investing in our development efforts and increasing our revenues by growing our market share in our existing markets and entering into new markets. We cannot assure you that we will be able to successfully execute our growth plan or implement our business strategies within our expected timing or at all or be able to maintain or improve our current level of business, and we may decide to alter or discontinue certain aspects of our growth plan at any time.
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
From time to time, we consider acquisitions, which may not be completed or, if completed, may not be ultimately beneficial to us. We have made several acquisitions in the past, including the purchase of the Hilliard Farber & Co. business in 2008, the Rafferty Capital Markets business in 2011, BondDesk in 2013, CodeStreet in 2016, Nasdaq’s U.S. fixed income electronic trading platform in 2021, Yieldbroker in 2023 and r8fin in 2024. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.

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
We cannot readily predict the timing or size of any future acquisition or divestiture, and there can be no assurance that we will realize any anticipated benefits from any recent or any potential future acquisition or divestiture. If we do not realize any such anticipated benefits, our business, financial condition and results of operations could be materially adversely affected.
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
We are a global company serving clients in over 70 countries with offices in North America, Europe, Asia, Australia and the Middle East. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
•local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases;
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
For the year ended December 31, 2023, 36% of our revenues derived from our international operations. Since we operate in several different countries outside the United States, most notably the UK, the Netherlands, Japan, as well as Australia, China, Singapore, Hong Kong and Canada, among others, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the British pound sterling and euros, as well as Japanese Yen, Australian dollars, Chinese Yuan Renminbi, Singapore dollars, Hong Kong dollars and Canadian dollars, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the euro.
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
The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data. Because of our reliance on technology (including through our use of third-party service providers), we are susceptible to various cyber-threats to our systems, networks and infrastructure, in particular those that power our platforms and solutions. Similar to other financial services companies that provide services online, we have experienced, and likely will continue to experience, cyber-threats, cyber-attacks and attempted security breaches. Cyber-threats and cyber-attacks vary in technique and sources, are persistent, frequently change and have become more sophisticated, targeted and difficult to detect and prevent against. These threats and attacks may come from external sources such as governments, crime organizations, hackers and other third parties or may originate internally from an employee or a third-party service provider, and can include unauthorized attempts to access, disable, interrupt, improperly modify or degrade our information, systems, networks and infrastructure or the introduction of computer viruses, ransomware, malware, and other malicious codes and fraudulent “phishing” emails or other forms of social engineering that seek to misappropriate data and information. Due to political uncertainty in certain regions, we, like other financial services companies, may be subject to a heightened risk of such attacks from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations and platforms. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction in our systems, networks, infrastructure and other operations, affecting, in particular, our platforms and solutions, which could result in reputational damage, financial losses, client dissatisfaction, regulatory enforcement actions, fines and penalties and/or private litigation.
While we have dedicated personnel who are responsible for maintaining our cybersecurity program and training our employees on cybersecurity, and while we utilize third-party technology products and services to help identify, protect and remediate our systems, networks and infrastructure, such measures and security controls may not be adequate or effective to prevent, detect or mitigate a cyber-attack, security breach, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction. We are also dependent on security measures, if any, that our third-party service providers and clients take to protect their own systems, networks and infrastructures. Because techniques used to obtain unauthorized access to, or to sabotage, systems, networks and infrastructures change frequently and generally are not recognized until launched against a target, we, our third-party service providers or our clients may be unable to anticipate these techniques or to implement adequate defensive measures or security controls. Additionally, we may be required in the future to incur significant costs to continue to minimize, mitigate against or alleviate the effects of cyber-attacks, security and data breaches or other security vulnerabilities and to protect against damage caused by such events.
There have been an increasing number of cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by U.S. and foreign regulators. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
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
We internally support and maintain many of our systems and networks, including those underlying our trading platforms; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. In addition, supply chain disruptions could affect our ability to procure hardware needed to recover from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.
In addition, high-profile system failures in the electronic financial services industry, whether or not involving us directly, could negatively impact our business. In recent years, U.S. and foreign regulators have imposed new requirements on operations such as ours that have been costly for us to implement and that could result in a decrease in the use of our platforms and demand for some of our solutions or result in regulatory investigations, fines and penalties. For example, the SEC’s Regulation Systems Compliance and Integrity and the system safeguards regulations of the CFTC subject portions of our trading platforms and other technological systems related to our SEFs to more extensive regulation and oversight. The SEC has proposed amendments which, among other things, would extend Regulation Systems Compliance and Integrity to systems involving U.S. government securities trading and impose additional cybersecurity-related obligations on covered entities. Ensuring our compliance with these (and any future proposed) regulations requires significant ongoing costs and there can be no assurance that government regulators will not impose additional costly obligations on us in the future. If system failures in the industry continue to occur, it is possible that confidence in the electronic financial services industry could diminish, leading to materially decreased trading volumes and revenues.

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
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The SEC, the CFTC, FINRA, the NFA and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA, the DNB, the AFM, the AMF, the ACPR, the BaFin, the JFSA, the JSDA, the SFC, the MAS, the ASIC, the CBNV, the FINMA, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada and the DFS.
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
The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, in the EEA, the General Data Protection Regulation (“GDPR”) imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. The GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the U.S.) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements, including, for example, use of standard contractual clauses (“SCCs”), issued by the European Commission, or certification under the new EU-U.S. Data Privacy Framework administered by the U.S. Department of Commerce. . The SCCs impose obligations on companies relating to cross-border personal data transfers, including, for example, depending on a party’s role in the transfer, implementation of additional security measures and to update internal privacy practices. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and we evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the SCCs cannot be used and/or broaden their enforcement activities, we could incur substantial costs and/or regulatory investigations or fines. We are also subject to the GDPR as incorporated into United Kingdom law (“UK GDPR”). Following Brexit, the European Commission adopted a UK adequacy decision in June 2021 which organizations can rely on for EEA to UK personal data transfers. This decision will automatically expire four years after its entry into force, but it might be renewed provided the UK maintains an adequate level of data protection. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, however, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. Outside of Europe and the UK, several other countries in which we operate, including China, Japan, Singapore and Hong Kong have established specific legal requirements for privacy, data protection and information security, including data localization and/or cross-border transfer restrictions.
If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. Moreover, any changes to these laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are driving increased attention to use of cookies and tracking technologies on websites and digital platforms. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws.

There has also been increased regulation of data privacy and security in the U.S. at the state level. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, broadly defines personal information, gives California residents expanded data privacy rights and protections to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations and a private right of action for data breaches. The CCPA contained certain exemptions for personal information of employees and job applicants, and personal information collected in a “business-to-business” context, each of which expired as of January 1, 2023, expanding compliance obligations under the CCPA. In addition, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly expanded the CCPA. Among other changes, the CPRA introduced additional obligations such as data minimization and storage limitations; established a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; and granted additional rights to consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the U.S., which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, comprehensive privacy laws in multiple U.S. states have gone, or will go, into effect between 2023 and 2026, and a number of other states are considering similar laws related to the protection of consumer personal information.
In addition, many jurisdictions have also enacted or are considering laws requiring companies to notify individuals and/or regulators of data security breaches involving their personal data.These mandatory notifications are costly to implement and often lead to widespread negative publicity, which may cause our clients to lose confidence in the effectiveness of our cybersecurity measures. Any inability, or perceived inability, by us or third parties on which we rely to comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations requiring notification could result in litigation; regulatory investigations, fines and penalties; enforcement actions;increased costs to us and significant legal and financial exposure and/or reputational harm.
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
New tax legislation and regulation may materially adversely affect our financial condition, results of operations and cash flows.
At any time, the U.S. federal income tax laws or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated or become effective. Any such law, regulation or interpretation could take effect retroactively, and could adversely affect our business and financial condition, and the impact of any such law, regulation or interpretation on holders of our Class A common stock could be adverse. For example, the IRA enacted, among other changes, a 15% corporate alternative minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. We may be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as we are a consolidating subsidiary of LSEG.
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

Risks Relating to our Indebtedness
The credit agreement that governs the 2023 Revolving Credit Facility imposes certain operating and financial restrictions on us and our restricted subsidiaries, which may prevent us from capitalizing on business opportunities, and we may incur debt in the future that may include similar or additional restrictions.
We are party to the 2023 Revolving Credit Facility, a $500.0 million senior unsecured revolving credit facility with a syndicate of banks. The credit agreement that governs the 2023 Revolving Credit Facility imposes certain operating and financial restrictions. These restrictions, which are subject to a number of qualifications and exceptions, could, among other things, limit the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens.
In addition, the credit agreement that governs our 2023 Revolving Credit Facility requires us to maintain a maximum total net leverage ratio and a minimum cash interest coverage ratio. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
These covenants could affect our ability to finance our future operations or capital needs and otherwise conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply with such covenants. In addition, complying with these covenants may also cause us to take actions that make it more difficult for us to successfully execute our business strategies and compete against companies that are not subject to such restrictions.
Our failure to comply with the covenants and other terms of the 2023 Revolving Credit Facility and/or the terms of any future indebtedness could result in an event of default. If any such event of default occurs and is not waived, the lenders under the 2023 Revolving Credit Facility could elect to declare all amounts outstanding and accrued and unpaid interest, if any, under the 2023 Revolving Credit Facility to be immediately due and payable. The lenders would also have the right in these circumstances to terminate any commitments they have to provide further credit extensions. If we are forced to refinance any borrowings under the 2023 Revolving Credit Facility on less favorable terms or if we cannot refinance these borrowings, our financial condition and results of operations could be materially adversely affected.
In addition, although the credit agreement that governs the 2023 Revolving Credit Facility contains restrictions on the incurrence of certain indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we and our subsidiaries may be able to incur substantial indebtedness in the future. The terms of any future indebtedness we may incur could include more restrictive covenants.
Any borrowings under the 2023 Revolving Credit Facility will subject us to interest rate risk, which could cause our debt service obligations to increase significantly.
Any borrowings under the 2023 Revolving Credit Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates rise, as they did throughout most of 2023, our debt service obligations on any borrowings under the 2023 Revolving Credit Facility will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming that the $500.0 million 2023 Revolving Credit Facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $0.6 million in annual interest expense on the borrowings under the 2023 Revolving Credit Facility.
Borrowings under the 2023 Revolving Credit Facility may bear interest at a rate per annum that, at our election, is based upon SOFR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. The possible volatility of and uncertainty around SOFR as a LIBOR replacement rate could result in higher borrowing costs for us, which could adversely affect our liquidity, financial condition and results of operations.

Risks Relating to our Organizational Structure and Governance
Refinitiv controls us and its interests may conflict with ours or yours in the future.
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb. As of December 31, 2023, Refinitiv controls approximately 89.9% of the combined voting power of our common stock as a result of its ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders and its ownership of our Class C common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as Refinitiv continues to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by Refinitiv. Even when Refinitiv ceases to own shares of our common stock representing a majority of the combined voting power, for so long as Refinitiv continues to own a significant percentage of our common stock, Refinitiv will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its combined voting power. Accordingly, for such period of time, Refinitiv will continue to have significant influence with respect to our management, business plans and policies. In particular, Refinitiv is able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
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
We may in the future rely on any or all of the exemptions listed above. If we utilize the exemptions, we will not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. As a result, our board of directors and those committees may have more directors who do not meet Nasdaq independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, if we utilize the exemptions, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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
We also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We intend, as its sole manager of TWM LLC, to cause TWM LLC to continue to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. When TWM LLC makes distributions, Continuing LLC Owners will be entitled to receive proportionate distributions based on their economic interests in TWM LLC at the time of such distributions. TWM LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which TWM LLC is then a party, or any applicable law, or that would have the effect of rendering TWM LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, including under the 2023 Revolving Credit Facility, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such indebtedness. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. See “— Risks Relating to Ownership of Our Class A Common Stock.”

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
We are a party to the Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners. Under the Tax Receivable Agreement, we are required to make cash payments to a Continuing LLC Owner equal to 50% of the U.S. federal, state and local income or franchise tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from a Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and the April 2020 follow-on offerings and any future offerings or (b) redemptions or exchanges by a Continuing LLC Owner of LLC Interests for shares of our Class A common stock or Class B Common Stock or for cash, as applicable, and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. We expect that the amount of the cash payments that we will be required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the Continuing LLC Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement.

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including, but not limited to, the timing of any future redemptions, exchanges or purchases of the LLC Interests held by Continuing LLC Owners, the price of our Class A common stock at the time of the redemption, exchange or purchase, the extent to which redemptions or exchanges are taxable, the amount and timing of the taxable income that we generate in the future, the timing and amount of any earlier payments we make under the Tax Receivable Agreement itself, the tax rates then applicable and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of TWM LLC attributable to the redeemed or exchanged LLC Interests, the payments that we may make to Continuing LLC Owners could be substantial. For example, as of December 31, 2023, we recorded a liability of $457.5 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were subsequently exchanged by Continuing LLC Owners. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing LLC Owners that will not benefit Class A common stockholders or Class B common stockholders to the same extent as it will benefit the Continuing LLC Owners.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing LLC Owners that will not benefit the holders of our Class A common stock or Class B common stock to the same extent as it will benefit the Continuing LLC Owners. The Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners provides for the payment by us to a Continuing LLC Owner of 50% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from a Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offerings or (b) redemptions or exchanges by a Continuing LLC Owner of LLC Interests for shares of our Class A common stock or Class B Common Stock or for cash, as applicable, and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Although we will retain 50% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
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
As of February 2, 2024, we have an aggregate of 884,261,056 shares of Class A common stock authorized but unissued, including approximately 120,011,165 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by Refinitiv and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, as applicable, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock, impair our ability to raise capital through the sale of additional equity securities or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of February 2, 2024 we have 115,738,944 outstanding shares of Class A common stock and 120,011,165 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests or exchange of shares of our Class B common stock.
In addition, shares of Class A common stock issued or issuable upon exercise of options that have currently vested and vesting of outstanding equity awards (as described more fully in Note 13 - Stock-Based Compensation Plains to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) are eligible for sale. We have filed registration statements on Form S-8 under the Securities Act covering approximately 32 million shares of Class A common stock issued or issuable under our equity incentive plans. Accordingly, shares registered under such registration statements are available for sale in the open market following the vesting of awards, as applicable, the expiration or waiver of any applicable lockup period and subject to Rule 144 limitations applicable to affiliates.
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
Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, only from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. Certain of these subsidiaries are or may in the future be subject to regulatory capital requirements that limit the size or frequency of distributions. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. For example, the IRA imposes a 1% excise tax on the repurchase of stock by publicly traded U.S. corporations. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and may cause management to reduce the number of shares repurchased pursuant to the program. Additional considerations that could cause management to limit, suspend or delay future stock repurchases include unfavorable market conditions, the trading price of our Class A common stock, the nature and magnitude of other investment opportunities available to us from time to time and the allocation of available cash.

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
The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect to incur additional costs in connection with compliance with any new climate-related disclosure rules. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
As a leader in building and operating electronic marketplaces, we face a broad set of cybersecurity risks stemming from managing complex technology systems, handling sensitive data, and the digital nature of our business. Managing cybersecurity risk is critically important to our business. We have comprehensive cybersecurity risk management and governance systems in place across our global operations designed to support successful operation of our systems.
Risk Management and Strategy
We operate in an environment where cybersecurity risks is a dynamic and evolving factor. We are committed to appropriately managing and minimizing the impact of cybersecurity risk on the achievement of our business objectives. We view cybersecurity risk management as a fundamental business process essential to our overall success. As such, we have integrated our cybersecurity program into our comprehensive Risk Framework, which is in place to support the management and oversight of risk across our organization. The Risk Framework establishes a consistent approach for identifying, assessing, measuring, mitigating, and reporting on material risks, including cybersecurity risks. The Risk Framework is composed of process components such as risk governance, risk identification and assessment, risk measurement, risk response and remediation and risk analysis and reporting.

The general objectives for our cybersecurity program are to protect our information systems from cyber threats and to protect the confidentiality, integrity and availability of systems and information used, owned, or managed by Tradeweb and our customers. This involves a comprehensive and ongoing effort to protect against, detect, and respond to cybersecurity threats and vulnerabilities. Our cybersecurity program includes a number of components, such as:
•conducting regular risk assessments to identify potential vulnerabilities and threats;
•implementing strong cybersecurity frameworks by adopting policies, standards and guidelines derived from a combination of ISO/IEC 27001 principles, the National Institute of Standards and Technology Cybersecurity Framework and industry best practices;
•enforcing strict access control policies as appropriate;
•implementing strong encryption protocols;
•utilizing advanced threat detection systems;
•conducting regular security audits and penetration testing;
•conducting thorough security assessment of third-party vendors and service providers on an ongoing basis; and
•continuous monitoring of our and third-party systems.
As part of our cybersecurity program, we have robust incident response and business continuity plans designed to provide a framework for quick and effective remediation of cyber issues, which are tested periodically throughout the year. Additionally, we have worked to create a culture of security by providing regular cybersecurity training to employees to raise awareness about various cyber threats like phishing, social engineering, and insider threats. We provide additional targeted training to individuals responsible for managing our information systems. We also maintain cyber insurance coverage intended to mitigate certain costs associated with certain cybersecurity events.
In addition, each year, we undergo System and Organization Controls (“SOC”) 1 and SOC 2 audit reviews performed by an independent third-party firm to test our information technology systems internal controls. In 2023, we also engaged a third-party service provider to conduct a cybersecurity maturity assessment of our information security program. We also regularly engage additional assessors, auditors and service providers in connection with the implementation, assessment, enhancement and evaluation of our cybersecurity program, including our risk management processes.
We have not been a victim of a cyber-attack or other cybersecurity incident that has had a material impact on us, our business strategy, results of operations or financial condition; however, we have from time to time experienced non-significant cybersecurity events, including attempted denial of service attacks, malware infections, phishing and other information technology events that are typical for an electronic financial services company of our size. An actual, threatened or perceived cyber-attack or breach of our security could materially affect us, including our business strategy, results of operations and financial condition in many ways, including through the loss of clients or client confidence, expenditure of significant costs to repair system, network or infrastructure damages as well as to protect against future cyber-attacks, security breaches or harm and potential litigation or other claims or actions, including from regulatory agencies. For additional information regarding risks related to cybersecurity threats, see Part I, Item 1A. – “Risk Factors — Risks Relating to Cybersecurity and Intellectual Property — Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber-attacks could harm our business, reputation and results of operations” and “— Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platforms or solutions could materially harm our business and reputation.”
Governance
Role of our Board of Directors
The Board of Directors of Tradeweb Markets Inc. exercises direct oversight of the strategic risks to the Company. The Audit Committee of the Board reviews guidelines and policies governing the process by which senior management assesses and manages our exposure to risk, including our major financial and operational risk exposures including those derived from cybersecurity risk, and the steps management takes to monitor and control such exposures. Our Board and our Audit Committee each receive periodic reports from our Chief Information Security Officer and Chief Risk Officer to assess key cybersecurity risks for the Company and the measures implemented to mitigate them, as well as updates regarding changes to our cybersecurity risk profile or newly identified significant risks. In addition, the Audit Committee reports to the Board on these matters at each regularly scheduled Board meeting. The Board and Audit Committee provide feedback and recommendations accordingly.

Role of Management
We operate on a “three lines of defense” risk governance model, with partnership and communication across the three lines. The first line of defense is comprised of the business and technology managers, the second line of defense is comprised of the Compliance, Risk and Information Security teams and the third line of defense is comprised of the Internal Audit function. The second and third lines of defense focus on providing the first line of defense with advisory and assurance functions for informed and actionable risk-based decisions. The Enterprise Risk Committee (the “ERC”) is chaired by our Chief Risk Officer and includes our President, Chief Technology Officer, General Counsel, Global Head of Enterprise Risk, Chief Information Security Officer, Head of Global Compliance, Global Head of Human Resources, Head of Internal Audit and various global heads of business lines and corporate functions. The ERC is responsible for the governance and oversight of our Risk Framework, which includes cybersecurity risks. Its responsibilities include, supervising risk mitigation strategies and their implementation, overseeing compliance and regulatory aspects, managing crisis, approving risk tolerance, reviewing and approving material policy changes and evaluating the effectiveness of the organization’s risk management practices. The ERC regularly obtains reports from the Chief Information Security Officer who maintains the primary responsibility for assessing and managing the cybersecurity risks, to evaluate the principal cybersecurity risks for the Company and review strategies in place to mitigate them. The ERC meets quarterly and reports to senior management, including the Chief Executive Officer and Chief Financial Officer. Senior management provides oversight and support in aligning cyber risk management with the Company’s strategic decisions, fostering a culture of risk awareness across the organization and allocating adequate resources to support the initiatives.
Our Chief Information Security Officer leads a highly qualified cybersecurity team in assessing, managing and reducing material risks from cybersecurity threats to protect critical operations and delivery of service. Our Chief Information Security Officer has over 25 years of industry experience, with more than a decade of CISO experience at various financial institutions. Many members of the cybersecurity team hold Certified Information Systems Security Professional and Certified Information Systems Auditor certifications. In addition, our Global Head of Enterprise Risk has over a decade of experience managing enterprise risk programs and maintains multiple information security certifications. We also belong to several professional and recognized industry organizations related to cybersecurity, including FS-ISAC, FCA Cyber Coordination Group and SIFMA in order to stay up-to-date on industry-wide trends.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2023, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	41,062	12/31/2024	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	3/1/2030	Office Space
We also rent offices in Boston, Massachusetts, Garden City, New York, Shanghai, China, Paris, France, Hong Kong, China, Tokyo, Japan, Amsterdam, Netherlands, Dubai, United Arab Emirates, Singapore, Miami, Florida, Chicago, Illinois and Sydney, Australia.
Our infrastructure operates out of third-party data centers in Secaucus, New Jersey, Weehawken, New Jersey, Piscataway, New Jersey and Chicago, Illinois and, outside the United States, in Hounslow, United Kingdom, Slough, United Kingdom, Saitama, Japan, Tokyo, Japan and Sydney, Australia.
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
Defendants filed motions to dismiss in February 2018, including a separate motion to dismiss filed by the Tradeweb Parties. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The Plaintiffs filed an amended complaint on or about May 14, 2021, and the Company served its motion to dismiss the amended compliant on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the Plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal was held on October 3, 2023, and by order and opinion issued on February 1, 2024, the Second Circuit affirmed the District Court’s order dismissing all claims against all defendants, including the claims against the Company.

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
Holders
As of December 31, 2023, there are two holders of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our Class C common stock and 12 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Such shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for The Depository Trust Company, who is considered to be one of the two holders of record of our Class A common stock.
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.10 per share. The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, the Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. Because Tradeweb must pay taxes and make payments under the Tax Receivable Agreement, amounts ultimately distributed as dividends to holders of our Class A common stock or Class B common stock are expected to be less than the amounts distributed by TWM LLC to its members on a per LLC Interest basis. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
During 2023, Tradeweb Markets Inc. paid quarterly cash dividends of $0.09 per share, in an aggregate amount of $75.9 million, to the holders of Class A common stock and Class B common stock.

Recent Sales of Unregistered Securities
On November 16, 2023, we and TWM LLC entered into a definitive agreement for TWM LLC to acquire all the outstanding equity interests of r8fin, which closed on January 19, 2024. On the closing date, we issued a total of 374,601 shares of Class A common stock as partial consideration for the acquisition. The issuance of the Class A common stock was made in reliance on Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on the nature of the transaction and the representations made by the recipients of the Class A common stock, which were former equityholders of r8fin.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of this Report for information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, we did not repurchase any securities pursuant to share repurchase programs.
Stock Performance Graph
The following graph shows a comparison from April 4, 2019 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2023 of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index. The graph assumes an initial investment of $100 in our Class A common stock and in each index on April 4, 2019, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.
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
The following discussion includes a comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2023 and 2022, respectively. A comparison of our results of operations, cash flows and liquidity and capital resources from the years ended December 31, 2022 and December 31, 2021 may be found in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale and retail client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms and retail brokerage and financial advisory firms, as well as regional dealers. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 70 countries with offices in North America, Europe, Asia, Australia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.
Our institutional client sector serves institutional investors in over 70 countries around the globe and across over 25 currencies. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.
In our wholesale client sector, we provide a broad range of electronic, voice and hybrid platforms to more than 300 dealers and financial institutions with more than 190 actively trading on our electronic or hybrid markets with our Dealerweb platform. This platform was launched in 2008 following the acquisition of inter-dealer broker Hilliard Farber & Co., Inc. In 2011, we acquired the brokerage assets of Rafferty Capital Markets and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) (the “NFI Acquisition”). Today, Dealerweb actively competes across a range of rates, credit, money markets, derivatives and equity markets.
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

Trends and Other Factors Impacting Our Performance
Acquisitions
Yieldbroker
On August 31, 2023, we completed the acquisition of all of the outstanding equity interests of Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited). The all-cash purchase price of A$123.6 million ($80.1 million U.S. dollars as translated as of August 31, 2023) was net of cash acquired and prior to working capital and other closing adjustments.
Yieldbroker is a Tier 1 Australian Markets Licensee in Australia, regulated by ASIC, that maintains a branch in Singapore that is regulated by the MAS as a Regulated Market Operator. Yieldbroker operates a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors. This acquisition combines Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale. The Yieldbroker acquisition is not material to our consolidated financial statements and did not have a significant impact to our results of operations for the year ended December 31, 2023. See Note 4 – Acquisitions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
r8fin
On November 16, 2023, we entered into a definitive agreement to acquire r8fin in exchange for total consideration of $125 million, consisting of $90 million in cash and $35 million in shares of Class A common stock of the Corporation, subject to working capital and other adjustments. r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings, creating a valuable and broad-based approach to trading U.S. Treasuries and related futures trading. The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews. The r8fin acquisition is not expected to be material to our 2024 consolidated financial statements.
2023 LSEG Market Data Agreement
In October 2023, we signed an amended and restated two-year market data license agreement with an affiliate of LSEG (formerly referred to as Refinitiv), pursuant to which LSEG will continue to distribute certain of our data directly to LSEG customers through its flagship financial platforms, LSEG Workspace, Datascope, LSEG Pricing Service and Tick History. The 2023 agreement, which was effective on November 1, 2023, replaced an existing agreement that was initiated in 2010 and most recently renewed in 2018, and provides us with increased revenue and flexibility in growing our market data offering. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with LSEG and through distributing additional datasets, derived data and analytics offerings through our own network or through other third-party networks. Our current revenue guidance related to the 2023 LSEG market data agreement is forecasting approximately $80 million and $90 million for the years ended December 31, 2024 and 2025, respectively.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2024 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes, and concerns with respect to the banking industry, including as a result of any bank failures.
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
Technology and Cybersecurity Environment
Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platforms is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platforms and solutions and the volume of transactions on our platforms, and thereby enhance our client relationships, by responding to new trading and information requirements through utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on and invest in technology infrastructure initiatives and continually improve and expand our platforms and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments to strengthen our cybersecurity infrastructure, which may result in increased costs. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency and Derivative Risk” elsewhere in this Annual Report on Form 10-K, for the change in revenue and operating income caused by fluctuations in foreign currency rates and realized and unrealized gains/losses from foreign currency during the years ended December 31, 2023, 2022 and 2021.

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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the year ended December 31, 2023. The Company will be subject to the 15% CAMT, which is expected to change the estimated period in which the tax receivable agreement liability payments will be made. However, it is not expected to have a material impact on the Company’s effective tax rate. The adoption of the IRA will also not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company may be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG. The Company does not expect to have material impact of the Two Pillar Plan, but will continue to monitor legislative development.
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
For purposes of our discussion of our results of operations, we include LSEG market data fees in subscription fees. We earn fixed license fees from our market data license agreement with LSEG. We also earn a revenue share for certain data services which are provided to LSEG and then sold by LSEG to its customers. Our revenue share revenues may fluctuate from period to period depending on the revenue achieved by LSEG during the applicable fee earning period.
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
Technology and Communications
Technology and communications expense consists of costs relating to software and hardware maintenance, our internal network connections, data center costs, clearance and other trading platform related transaction costs and data feeds provided by third-party service providers, including LSEG. Factors that influence technology and communications expense include trading volumes and our investments in innovation, data strategy and cybersecurity.
Professional Fees
Professional fees consist primarily of accounting, tax and legal fees and fees paid to technology and software consultants to maintain our trading platforms and infrastructure, as well as costs related to business acquisition transactions.
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe, Asia, Australia and the Middle East.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings.

Net Interest Income (Expense)
Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds. Interest expense consists of commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under our credit facility.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of December 31, 2023, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Years Ended December 31, 2023 and December 31, 2022
The following table sets forth a summary of our statements of income for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,338,219	$1,188,781	$149,438	12.6%
Total expenses	832,950	776,208	56,742	7.3%
Operating income	505,269	412,573	92,696	22.5%
Tax receivable agreement liability adjustment	(9,517)	13,653	(23,170)	(169.7)%
Net interest income (expense)	65,350	11,907	53,443	448.8%
Other income (loss), net	(13,122)	(1,000)	(12,122)	N/M
Income before taxes	547,980	437,133	110,847	25.4%
Provision for income taxes	(128,477)	(77,520)	(50,957)	65.7%
Net income	419,503	359,613	59,890	16.7%
Less: Net income attributable to non-controlling interests	54,637	50,275	4,362	8.7%
Net income attributable to Tradeweb Markets Inc.	$364,866	$309,338	$55,528	18.0%
N/M = not meaningful
Revenues
Our revenues for the years ended December 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,078,344	80.6%	$950,269	79.9%	$128,075	13.5%
Subscription fees (1)	248,308	18.6	228,643	19.2	19,665	8.6%
Other	11,567	0.9	9,869	0.8	1,698	17.2%
Total revenue	$1,338,219	100.0%	$1,188,781	100.0%	$149,438	12.6%

Components of total revenue growth:
Constant currency change (2)						12.2%
Foreign currency impact						0.4%
Total revenue growth						12.6%
(1)Subscription fees for the years ended December 31, 2023 and 2022 include $64.3 million and $62.7 million, respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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

Our diversified offering across products, client sectors and geographies supported sustained growth amidst a complex macroeconomic backdrop, including historic interest rate moves, geopolitical uncertainty and sustained broader market rate volatility. The primary driver of the $149.4 million increase in revenue was related to a $128.1 million increase in transaction fees and commissions to $1.1 billion for the year ended December 31, 2023 from $950.3 million for the year ended December 31, 2022, primarily due to higher revenues for rates derivatives products, U.S. and European corporate bonds, U.S. and European government bonds and certificates of deposit.
Our total revenue by asset class for the years ended December 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$695,434	$605,406	$90,028	14.9%
Credit	367,394	331,803	35,591	10.7%
Equities	95,295	93,474	1,821	1.9%
Money Markets	63,010	49,958	13,052	26.1%
Market Data	94,074	85,913	8,161	9.5%
Other	23,012	22,227	785	3.5%
Total revenue	$1,338,219	$1,188,781	$149,438	12.6%
Our variable and fixed revenues by asset class for the years ended December 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2023		2022		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$462,132	$233,302	$383,780	$221,626	$78,352	$11,676	20.4%	5.3%
Credit	338,981	28,413	305,760	26,043	33,221	2,370	10.9%	9.1%
Equities	86,003	9,292	84,354	9,120	1,649	172	2.0%	1.9%
Money Markets	45,830	17,180	32,306	17,652	13,524	(472)	41.9%	(2.7)%
Market Data	268	93,806	—	85,913	268	7,893	N/M	9.2%
Other	—	23,012	—	22,227	—	785	—	3.5%
Total revenue	$933,214	$405,005	$806,200	$382,581	$127,014	$22,424	15.8%	5.9%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $90.0 million or 14.9% to $695.4 million for the year ended December 31, 2023 compared to $605.4 million for the year ended December 31, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. and European government bonds and an increase in fixed subscription fees.
Credit. Revenues from our credit asset class increased by $35.6 million or 10.7% to $367.4 million for the year ended December 31, 2023 compared to $331.8 million for the year ended December 31, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivatives products.

Equities. Revenues from our equities asset class increased by $1.8 million or 1.9% to $95.3 million for the year ended December 31, 2023 compared to $93.5 million for the year ended December 31, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for equity derivative products, partially offset by lower variable transaction fees and commissions on lower trading volumes for European ETFs.
Money Markets. Revenues from our money markets asset class increased by $13.1 million or 26.1% to $63.0 million for the year ended December 31, 2023 compared to $50.0 million for the year ended December 31, 2022 primarily due to higher variable transaction fees and commissions on higher trading volumes for certificates of deposit and repurchase agreements.
Market Data. Revenues from our market data asset class increased by $8.2 million or 9.5% to $94.1 million for the year ended December 31, 2023 compared to $85.9 million for the year ended December 31, 2022. The increase was derived primarily from increased proprietary third party market data fees, increased trade reporting services (APA) revenue and increased LSEG market data fees driven primarily from the amended and restated market data license agreement effective as of November 1, 2023 discussed above in “—Trends and Other Factors Impacting Our Performance—2023 LSEG Market Data Agreement.”
Other. Revenues from our other asset class remained relatively flat at $23.0 million for the year ended December 31, 2023 compared to $22.2 million for the year ended December 31, 2022, with a modest increase of $0.8 million or 3.5%.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the years ended December 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$797,038	$719,211	$77,827	10.8%
Wholesale	312,586	273,189	39,397	14.4%
Retail	134,521	110,468	24,053	21.8%
Market Data	94,074	85,913	8,161	9.5%
Total revenue	$1,338,219	$1,188,781	$149,438	12.6%
Institutional. Revenues from our institutional client sector increased by $77.8 million or 10.8% to $797.0 million for the year ended December 31, 2023 from $719.2 million for the year ended December 31, 2022. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S. and European government bonds, partially offset by lower revenues for credit derivatives products.
Wholesale. Revenues from our wholesale client sector increased by $39.4 million or 14.4% to $312.6 million for the year ended December 31, 2023 from $273.2 million for the year ended December 31, 2022. The increase was derived primarily from higher revenues for U.S. and European corporate bonds and U.S. government bonds.
Retail. Revenues from our retail client sector increased by $24.1 million or 21.8% to $134.5 million for the year ended December 31, 2023 from $110.5 million for the year ended December 31, 2022. The increase was derived primarily from higher revenues for certificates of deposit, U.S. government bonds and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $8.2 million or 9.5% to $94.1 million for the year ended December 31, 2023 from $85.9 million for the year ended December 31, 2022. The increase was derived primarily from increased proprietary third party market data fees, increased trade reporting services (APA) revenue and increased LSEG market data fees driven primarily from the amended and restated market data license agreement effective as of November 1, 2023 discussed above in “—Trends and Other Factors Impacting Our Performance—2023 LSEG Market Data Agreement.”

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the years ended December 31, 2023 and 2022, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$850,338	$760,642	$89,696	11.8%
International	487,881	428,139	59,742	14.0%
Total revenue	$1,338,219	$1,188,781	$149,438	12.6%
U.S. Revenues from U.S. clients increased by $89.7 million or 11.8% to $850.3 million for the year ended December 31, 2023 from $760.6 million for the year ended December 31, 2022 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivatives products and certificates of deposit.
International. Revenues from International clients increased by $59.7 million or 14.0% to $487.9 million for the year ended December 31, 2023 from $428.1 million for the year ended December 31, 2022 primarily due to higher revenues for rates derivatives products, European corporate bonds, European government bonds and higher market data revenue, offset by lower revenues for credit derivatives products and European ETFs.
Operating Expenses
Our expenses for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$460,305	$432,421	$27,884	6.4%
Depreciation and amortization	185,350	178,879	6,471	3.6%
Technology and communications	77,506	65,857	11,649	17.7%
General and administrative	51,495	46,561	4,934	10.6%
Professional fees	42,364	37,764	4,600	12.2%
Occupancy	15,930	14,726	1,204	8.2%
Total expenses	$832,950	$776,208	$56,742	7.3%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $27.9 million or 6.4% to $460.3 million for the year ended December 31, 2023 from $432.4 million for the year ended December 31, 2022. The increase was primarily due to an increase in headcount and related salaries and benefits as well as increases in incentive compensation expense and commissions tied to our operating performance, partially offset by $15.0 million in non-cash accelerated stock-based compensation expense and related payroll taxes relating to the retirement of our former CEO incurred during the year ended December 31, 2022 that did not recur during 2023.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $6.5 million or 3.6% to $185.4 million for the year ended December 31, 2023 from $178.9 million for the year ended December 31, 2022. The increase was primarily due to increases in amortization of software development costs and hardware driven by increases in investment in our infrastructure and expense relating to the assets acquired in connection with the August 31, 2023 Yieldbroker acquisition.
Technology and Communications. Expenses related to technology and communications increased by $11.6 million or 17.7% to $77.5 million for the year ended December 31, 2023 from $65.9 million for the year ended December 31, 2022. The increase was primarily due to investment in our data strategy and infrastructure and increased data and clearance fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $4.9 million or 10.6% to $51.5 million for the year ended December 31, 2023 from $46.6 million for the year ended December 31, 2022. The increase was primarily due to an increase in realized and unrealized foreign currency losses, which increased by $3.4 million to $0.8 million in losses for the year ended December 31, 2023 compared to $2.6 million in gains for the year ended December 31, 2022. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by a decrease in foreign currency re-measurement losses on transactions in nonfunctional currencies.
Professional Fees. Expenses related to professional fees increased by $4.6 million or 12.2% to $42.4 million for the year ended December 31, 2023 from $37.8 million for the year ended December 31, 2022. The increase was primarily due to increased legal and other costs related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $1.2 million or 8.2% to $15.9 million for the year ended December 31, 2023 as compared to $14.7 million for the year ended December 31, 2022. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the three months ended March 31, 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment decreased by $23.2 million or 169.7% to $9.5 million of expense for the year ended December 31, 2023 from $13.7 million of income for the year ended December 31, 2022, due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, which impacted our estimated future tax savings.
Net Interest Income (Expense)
Net interest income increased by $53.4 million or 448.8% to $65.4 million of net interest income for the year ended December 31, 2023 from $11.9 million of net interest expense for the year ended December 31, 2022, primarily due to an increase in interest income earned relating to an increase in our average invested cash balance and an increase in interest rates period over period.
Other Income (Loss), Net
Other loss increased by $12.1 million to $13.1 million loss for the year ended December 31, 2023 from $1.0 million of loss for the year ended December 31, 2022. During the year ended December 31, 2023, we recognized a loss of $11.1 million due to the impairment of a minority equity investment and a $1.3 million loss in connection with unwinding the out-of-the-money foreign currency call option entered into in order to partially mitigate the foreign currency exposure on the payment of the purchase price for the Yieldbroker Acquisition. See Note 4 – Acquisitions to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. During the year ended December 31, 2023, we also recognized a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. During the year ended December 31, 2022, we recognized a $1.0 million loss due to the write-off of an investment that was determined to be uncollectible.
Income Taxes
Income tax expense increased by $51.0 million or 65.7% to $128.5 million for the year ended December 31, 2023 from $77.5 million for the year ended December 31, 2022. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2023 was approximately 23.4%, compared with 17.7% for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interest. The effective tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes including the tax impact of state apportionment rates changes on total tax expense as a result of the remeasurement of the Company’s net tax deferred asset, the effect of non-controlling interests and the tax impact of the exercise of equity compensation.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the years ended December 31, 2023 and 2022. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
Liquidity and Capital Resources
Overview
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash on hand, cash flows from operations and availability under the 2023 Revolving Credit Facility and their sufficiency to fund our operating and investing activities.
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
We expect to fund our short and long-term liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the 2023 Revolving Credit Facility.
We believe that our projected cash position, cash flows from operations and, if necessary, borrowings under the 2023 Revolving Credit Facility, will be sufficient to fund our liquidity requirements for at least the next 12 months. However, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions, which we consider from time to time, may reduce our cash balance or require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
As of December 31, 2023 and 2022, we had cash and cash equivalents of approximately $1.7 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures about Market Risk – Credit Risk” elsewhere in this Annual Report on Form 10-K.

Factors Influencing Our Liquidity and Capital Resources
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.10 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.
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
Cash Dividends
On February 2, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the first quarter of 2024. This dividend will be payable on March 15, 2024 to stockholders of record as of March 1, 2024. The February 2024 dividend declaration of $0.10 represents a 11.1% per share increase from our historical quarterly dividend of $0.09. During 2023, Tradeweb Markets Inc. paid quarterly cash dividends of $0.09 per share to holders of Class A common stock and Class B common stock in an aggregate amount totaling $75.9 million.
Cash Distributions
On February 2, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $62.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 1, 2024, payable on March 13, 2024.
During 2023, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount totaling $119.4 million, including distributions to Tradeweb Markets Inc. totaling $107.0 million and distributions to non-controlling interests totaling $12.4 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
In February 2021, the board of directors authorized $150.0 million of total repurchases of the Company’s Class A common stock (the “2021 Share Repurchase Program”), which was completed in October 2022. On December 5, 2022, the Company announced that the board of directors had authorized a new share repurchase program (the “2022 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended December 31, 2023, the Company acquired a total of 485,730 shares of Class A common stock, at an average price of $72.48, for purchases totaling $35.2 million, pursuant to the 2022 Share Repurchase Program. As of December 31, 2023, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
Other Share Repurchases
In addition to the share repurchase programs discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs.
During the year ended December 31, 2023, the Company withheld 715,101 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $72.02 and an aggregate value of $51.5 million based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of December 31, 2023, total amounts due to the Continuing LLC Owners under the Tax Receivable Agreement were $457.5 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
Liabilities under the Tax Receivable Agreement include amounts to be paid to Continuing LLC Owners, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. The Company is subject to CAMT, which is expected to change the estimated period in which the payments will be made, as reflected in the payment schedule below. As of December 31, 2023, we had the following obligations expected to be paid pursuant to the Tax Receivable Agreement:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(in thousands)
Tax receivable agreement liability	$457,523	$26,804	$101,421	$91,400	$237,898
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

Indebtedness
As of December 31, 2023 and 2022, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC terminated the revolving credit facility entered into in April 2019 and replaced it with a new 2023 Revolving Credit Facility entered into with a syndicate of banks. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
The 2023 Revolving Credit Facility permits borrowings of up to $500.0 million by TWM LLC. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. Borrowings under the 2023 Revolving Credit Facility may be, at the option of the Company, in US Dollars, Euros or Sterling. The 2023 Revolving Credit Facility also provides for the issuance of up to $5.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $50.0 million. The 2023 Revolving Credit Facility will mature on November 21, 2028.
As of December 31, 2023, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility, respectively and no borrowings outstanding. As of December 31, 2023, we had availability of $499.5 million.
Borrowings under the 2023 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 0.25% to 0.75%, or (b) a rate equal to (i) in the case of borrowings in US Dollars, Term SOFR plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (ii) in the case of borrowings in Sterling, SONIA subject to a 0.00% floor, and (iii) in the case of borrowings in Euros, EURIBOR, subject to a 0.00% floor, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 1.25% to 1.75%. The agreement also includes a commitment fee of 0.25% for available but unborrowed amounts We are also required to pay customary letter of credit fees and agency fees.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Term SOFR, SONIA and EURIBOR loans. There will be no scheduled amortization under the 2023 Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity.
The 2023 Revolving Credit Facility is unsecured and as of December 31, 2023, obligations under the 2023 Revolving Credit Facility are not guaranteed by any of the Company’s subsidiaries.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens.
The 2023 Revolving Credit Facility contains a financial covenant requiring compliance with a (i) maximum total net leverage ratio tested as of the last day of each fiscal quarter not to exceed 3.5 to 1.0 (increasing to 4.0 to 1.0 for the four-quarter period following a material acquisition and the fiscal quarter in which such material acquisition is consummated) and (ii) minimum cash interest coverage ratio tested as of the last day of each fiscal quarter not less than 3.0 to 1.0.
The credit agreement that governs the 2023 Revolving Credit Facility also contains certain affirmative covenants and events of default customary for facilities of this type, including relating to a change of control. If an event of default occurs, the lenders under the 2023 Revolving Credit Facility will be entitled to take various actions, including the acceleration of amounts due under the 2023 Revolving Credit Facility.
As of December 31, 2023, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.

Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through December 2027. In December 2023, the lease for our New York headquarters was extended for an amended term through December 2024, as we continue to evaluate our office space needs for the future. As of December 31, 2023, our operating lease liabilities totaled $27.5 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $12.3 million and $17.6 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for non-acquisition related capital expenditures and software development costs for fiscal 2024 to be between $75 million and $83 million, compared to expenditures of $61.8 million and $60.1 million in fiscal years 2023 and 2022, respectively, with the midpoint of our 2024 capital expenditure guidance up 28% versus fiscal year 2023 primarily due to anticipated capitalized integration spend associated with the acquisitions of Yieldbroker and r8fin. Excluding the 2024 integration and other one-time spend, the mid-point growth is projected to be approximately 15% higher year over year.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2023 and 2022, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $76.7 million and $69.1 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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

Historically we have used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Under that arrangement, ICBC submitted our trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly we have experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of December 31, 2023, we recorded a $381.2 million receivable and a $351.9 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions, entered into a repurchase transaction in the amount of $21.6 million and we self-funded the remaining $7.7 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions and the securities sold under agreements to repurchase outstanding as of December 31, 2023 were fully settled during January 2024. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
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
Our working capital as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022

	(in thousands)
Cash and cash equivalents	$1,706,468	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	381,178	11,632
Deposits with clearing organizations	36,806	23,906
Accounts receivable	168,407	142,676
Receivable and due from affiliates	192	2,728
Total current assets	2,294,051	1,439,171
Securities sold under agreements to repurchase	21,612	—
Payable to brokers and dealers and clearing organizations	351,864	11,264
Accrued compensation	164,329	150,884
Deferred revenue	25,746	22,827
Payable and due to affiliates	1,327	7,232
Current portion of:
Accounts payable, accrued expenses and other liabilities	56,878	46,099
Lease liabilities	11,347	11,265
Tax receivable agreement liability	26,804	5,791
Total current liabilities	659,907	255,362
Total working capital	$1,634,144	$1,183,809
Current Assets
Current assets increased to $2.3 billion as of December 31, 2023 from $1.4 billion as of December 31, 2022 primarily due to an increase in cash and cash equivalents (see “—Cash Flows” below) and receivables from brokers and dealers and clearing organizations resulting from a higher value of fails to deliver as a result of increased unsettled wholesale platform transactions, all of which settled in January 2024.

Current Liabilities
Current liabilities increased to $659.9 million as of December 31, 2023 from $255.4 million as of December 31, 2022 primarily due to an increase in the payable to brokers and dealers and clearing organizations and securities sold under agreements to repurchase resulting from a higher value of fails to deliver as a result of increased unsettled wholesale platform transactions, all of which settled in January 2024 and an increase in the current portion of the tax receivable agreement liability as a result of an increase in our taxable income.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$746,089	$632,822	$578,021
Net cash used in investing activities	(132,765)	(60,096)	(259,110)
Net cash used in financing activities	(168,174)	(276,703)	(136,100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,089	(10,842)	(2,043)
Net increase (decrease) in cash, cash equivalents and restricted cash	$449,239	$285,181	$180,768
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
Net cash provided by operating activities for the year ended December 31, 2023 was $746.1 million, an increase of $113.3 million as compared to the year ended December 31, 2022, primarily driven by an increase in net income during 2023, including the adjustment to net income to add back non-cash related items such as deferred tax expense and the tax receivable liability adjustment and including an increase in net interest income, partially offset by changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $132.8 million for the year ended December 31, 2023, which consisted of $69.7 million of total net cash paid for the Yieldbroker acquisition (net of cash acquired), $43.2 million of capitalized software development costs, $18.5 million of purchases of furniture, equipment, purchased software and leasehold improvements and $1.3 million of cash paid for a foreign currency call option, net of sales proceeds. Net cash used in investing activities was $60.1 million for the year ended December 31, 2022, which consisted of $36.9 million of capitalized software development costs and $23.2 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $168.2 million, and was primarily driven by $35.2 million in share repurchases pursuant to our share repurchase programs, $36.1 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises and $75.9 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the year ended December 31, 2022 was $276.7 million, and was primarily driven by $99.3 million in share repurchases pursuant to our share repurchase programs, $91.5 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises and $66.0 million in cash dividends to our Class A and Class B common stockholders.

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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Cash flow from operating activities	$746,089	$632,822	$578,021
Less: Capitalization of software development costs	(43,235)	(36,882)	(34,470)
Less: Purchases of furniture, equipment and leasehold improvements	(18,529)	(23,214)	(16,878)
Free Cash Flow	$684,325	$572,726	$526,673
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retired CEO and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO and retired CEO was fully amortized on January 4, 2022 and December 31, 2022, respectively. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, non-cash accelerated stock-based compensation expense associated with our former CFO and retired CEO and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023	2022	2021

	(dollars in thousands)
Net income	$419,503	$359,613	$273,108
Merger and acquisition transaction and integration costs (1)	8,042	1,069	5,073
Net interest (income) expense	(65,350)	(11,907)	1,590
Depreciation and amortization	185,350	178,879	171,308
Stock-based compensation expense (2)	2,947	20,409	16,509
Provision for income taxes	128,477	77,520	96,875
Foreign exchange (gains) / losses (3)	(47)	4,409	(4,702)
Tax receivable agreement liability adjustment (4)	9,517	(13,653)	(12,745)
Other (income) loss, net	13,122	1,000	—
Adjusted EBITDA	$701,561	$617,339	$547,016
Less: Depreciation and amortization	(185,350)	(178,879)	(171,308)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	127,731	126,659	124,580
Adjusted EBIT	$643,942	$565,119	$500,288
Net income margin	31.3%	30.3%	25.4%
Adjusted EBITDA margin	52.4%	51.9%	50.8%
Adjusted EBIT margin	48.1%	47.5%	46.5%
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

	Year Ended
	December 31,
	2023	2022	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	52.4%	51.9%	+49 bps	+100 bps
Adjusted EBIT margin	48.1%	47.5%	+58 bps	+107 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands except per share amounts)
Earnings per diluted share	$1.71	$1.48	$1.09
Net income attributable to Tradeweb Markets Inc.	$364,866	$309,338	$226,828
Net income attributable to non-controlling interests (1)	54,637	50,275	46,280
Net income	419,503	359,613	273,108
Provision for income taxes	128,477	77,520	96,875
Merger and acquisition transaction and integration costs (2)	8,042	1,069	5,073
D&A related to acquisitions and the Refinitiv Transaction (3)	127,731	126,659	124,580
Stock-based compensation expense (4)	2,947	20,409	16,509
Foreign exchange (gains) / losses (5)	(47)	4,409	(4,702)
Tax receivable agreement liability adjustment (6)	9,517	(13,653)	(12,745)
Other (income) loss, net	13,122	1,000	—
Adjusted Net Income before income taxes	709,292	577,026	498,698
Adjusted income taxes (7)	(173,777)	(126,946)	(109,713)
Adjusted Net Income	$535,515	$450,080	$388,985
Adjusted Diluted EPS (8)	$2.26	$1.90	$1.63
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.5% applied to Adjusted Net Income before income taxes for the year ended December 31, 2023 and 22% the years ended December 31, 2022 and 2021.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the years ended December 31, 2023, 2022 and 2021:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Year Ended
	December 31,
	2023	2022	2021

Diluted weighted average shares of Class A and Class B common stock outstanding	212,668,808	208,400,040	207,254,840
Weighted average of other participating securities (1)	270,249	193,441	—
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,902,379	28,830,686	30,699,577
Adjusted diluted weighted average shares outstanding	236,841,436	237,424,167	237,954,417
Adjusted Net Income (in thousands)	$535,515	$450,080	$388,985
Adjusted Diluted EPS	$2.26	$1.90	$1.63
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
The most significant accounting estimate associated with the Yieldbroker Acquisition that closed in August 2023 was the valuation of the acquired definite-lived intangible customer relationship asset (the “Customer Relationships”), which was valued at approximately $39.7 million as of the date of the closing of the acquisition. The majority of the residual total purchase price of $40.3 million, net of cash acquired and prior to working capital and other closing adjustments, was primarily allocated to goodwill, which was measured at approximately $35.3 million as of the date of the closing of the acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of the acquisition. Management is responsible for these valuations and appraisals.

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
We earn fees from LSEG relating to the sale of market data to LSEG, which distributes that data. Included in these fees are real-time market data fees which are recognized monthly on a straight-line basis as Refinitiv receives and consumes the benefit evenly, over the contact period, as the data is provided, and fees for historical data sets which are recognized when the historical data set is provided to Refinitiv.
We are required to make significant judgments for the LSEG market data fees. Significant judgments used in accounting for this contract include the following determinations:
•The provision of real-time market data feeds and historical data sets are distinct performance obligations.
•The performance obligations under this contract are recognized over time from the initial delivery of the data feeds until the end of the contract term or at a point in time upon delivery of each historical data set.
•The transaction prices for the performance obligations were determined by using an adjusted market assessment analysis. Inputs in this analysis included publicly available price lists for data sets provided by other companies, planned internal pricing strategies and other market data points and adjustments obtained through consultations with market data industry experts regarding estimating a standalone selling price for each performance obligation.
During the years ended December 31, 2023, 2022 and 2021, there were no material changes in the methodology or assumptions used to determine the Refinitiv market data fees.

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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2023 and 2022, we have no valuation allowance established on gross deferred tax assets totaling $687.4 million and $698.1 million, respectively. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency and Derivative Risk
We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies.
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023	2022	2021
% of revenue denominated in foreign currencies (1)	28%	28%	29%
% of operating expenses denominated in foreign currencies (2)	16%	15%	15%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency re-measurement of transactions in nonfunctional currencies recognized in the consolidated statements of income within general and administrative expense totaled a loss of $1.6 million, $2.3 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31,
	2023	2022	2021
Euros	$1.08	$1.05	$1.18
British pound sterling	$1.24	$1.24	$1.38
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the years ended December 31, 2023, 2022 and 2021:

	Year Ended
Impact of Foreign Currency Rate Fluctuations (amounts in thousands)	December 31,
	2023	2022	2021
Increase (decrease) in revenue	$6,300	$(38,300)	$11,300
Increase (decrease) in operating income	$6,100	$(26,200)	$5,200
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
Hypothetical 10% Change in Value of U.S. Dollar (amounts in thousands)	December 31,
		2023		2022		2021
All currencies
Effect of 10% change on revenue	+/-	$41,800	+/-	$36,400	+/-	$34,900
Effect of 10% change on operating income	+/-	$27,000	+/-	$23,800	+/-	$23,000
Euros
Effect of 10% change on revenue	+/-	$37,500	+/-	$33,300	+/-	$32,000
Effect of 10% change on operating income	+/-	$35,600	+/-	$32,100	+/-	$31,000
British pound sterling
Effect of 10% change on revenue	+/-	$1,700	+/-	$1,400	+/-	$1,500
Effect of 10% change on operating income	+/-	$8,700	+/-	$8,500	+/-	$7,700
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. In June 2023, we also entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. The out-of-the-money foreign currency call option was unwound in August 2023 and we recognized losses during the year ended December 31, 2023 totaling $1.3 million relating to this option. We do not use derivative instruments for trading or speculative purposes.
As of December 31, 2023 and 2022, the notional amount of our foreign currency forward contracts was $192.9 million and $162.8 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled a gain of $0.8 million, $4.9 million and $9.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of December 31, 2023 and 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.

Credit Risk
Cash and cash equivalents includes cash and highly liquid investments held by a limited number of global financial institutions, including cash amounts in excess of federally insured limits. To mitigate this concentration of credit risk, the Company invests through high-credit-quality financial institutions, monitors the concentration of credit exposure of investments with any single obligor and diversifies as determined appropriate.
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of December 31, 2023 and 2022, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.1 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 9, 2024
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 9, 2024

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$1,706,468	$1,257,229
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	381,178	11,632
Deposits with clearing organizations	36,806	23,906
Accounts receivable, net of allowance for credit losses of $284 and $129 at December 31, 2023 and 2022, respectively	168,407	142,676
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	33,559	37,413
Lease right-of-use assets	25,206	24,933
Software development costs, net of accumulated amortization	131,332	141,833
Goodwill	2,815,524	2,780,259
Intangible assets, net of accumulated amortization	1,004,797	1,072,818
Receivable and due from affiliates	192	2,728
Deferred tax asset	684,250	689,442
Other assets	70,819	74,262
Total assets	$7,059,538	$6,260,131

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$21,612	$—
Payable to brokers and dealers and clearing organizations	351,864	11,264
Accrued compensation	164,329	150,884
Deferred revenue	25,746	22,827
Accounts payable, accrued expenses and other liabilities	57,501	46,690
Lease liabilities	27,463	27,943
Payable and due to affiliates	1,327	7,232
Deferred tax liability	20,767	21,251
Tax receivable agreement liability	457,523	425,724
Total liabilities	1,128,132	713,815

Commitments and contingencies (Note 17)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 115,090,787 and 110,746,606 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 3,251,177 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,077,973 and 23,092,704 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	4,738,758	4,577,270
Accumulated other comprehensive income (loss)	(5,389)	(10,113)
Retained earnings	640,384	386,632
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,373,755	4,953,791
Non-controlling interests	557,651	592,525
Total equity	5,931,406	5,546,316
Total liabilities and equity	$7,059,538	$6,260,131
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2023	2022	2021
Revenues
Transaction fees and commissions	$1,078,344	$950,269	$846,354
Subscription fees	183,972	165,922	158,448
LSEG market data fees	64,336	62,721	61,161
Other	11,567	9,869	10,484
Total revenue	1,338,219	1,188,781	1,076,447

Expenses
Employee compensation and benefits	460,305	432,421	407,260
Depreciation and amortization	185,350	178,879	171,308
Technology and communications	77,506	65,857	56,189
General and administrative	51,495	46,561	32,153
Professional fees	42,364	37,764	36,181
Occupancy	15,930	14,726	14,528
Total expenses	832,950	776,208	717,619
Operating income	505,269	412,573	358,828
Tax receivable agreement liability adjustment (1)	(9,517)	13,653	12,745
Net interest income (expense)	65,350	11,907	(1,590)
Other income (loss), net	(13,122)	(1,000)	—
Income before taxes	547,980	437,133	369,983
Provision for income taxes	(128,477)	(77,520)	(96,875)
Net income	419,503	359,613	273,108
Less: Net income attributable to non-controlling interests	54,637	50,275	46,280
Net income attributable to Tradeweb Markets Inc.	$364,866	$309,338	$226,828

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$1.73	$1.50	$1.13
Diluted	$1.71	$1.48	$1.09
Weighted average shares outstanding:
Basic	210,796,802	205,576,637	201,419,081
Diluted	212,668,808	208,400,040	207,254,840
(1)See Note 10 – Tax Receivable Agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Net income	$419,503	$359,613	$273,108
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the years ended December 31, 2023, 2022 and 2021	5,419	(13,242)	(3,219)
Other comprehensive income (loss), net of tax	5,419	(13,242)	(3,219)

Comprehensive income	424,922	346,371	269,889
Less: Net income attributable to non-controlling interests	54,637	50,275	46,280
Less: Foreign currency translation adjustments attributable to non-controlling interests	569	(1,833)	(423)
Comprehensive income attributable to Tradeweb Markets Inc.	$369,716	$297,929	$224,032
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(in thousands, except share and per share amounts)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$1	$1	$—	$—	$4,143,094	$4,314	$156,041	$715,712	$5,019,163
Issuance of common stock from equity incentive plans	—	—	—	—	93,104	—		—	93,104
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(75,676)	—	(75,676)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	95,670	—	—	—	95,670
Adjustments to non-controlling interests	—	—	—	—	87,006	86	—	(87,092)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(11,129)	(11,129)
Dividends ($0.32 per share)	—	—	—	—	—	—	(64,570)	—	(64,570)
Stock-based compensation expense	—	—	—	—	51,943	—	—	—	51,943
Payroll taxes paid for stock-based compensation	—	—	—	—	(71,024)	—	—	—	(71,024)
Net income	—	—	—	—	—	—	226,828	46,280	273,108
Foreign currency translation adjustments	—	—	—	—	—	(2,796)	—	(423)	(3,219)
Other - See Note 14	—	—	—	—	1,573	—	—	—	1,573
Balance at December 31, 2021	$1	$1	$—	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Issuance of common stock from equity incentive plans		—	—	—	10,190	—	—	—	10,190
Share repurchases pursuant to share repurchase programs		—	—	—	—	—	(99,323)	—	(99,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans		—	—	—	88,230	—	—	—	88,230
Adjustments to non-controlling interests	—	—	—	—	108,679	(308)	—	(108,371)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10,894)	(10,894)
Dividends ($0.32 per share)	—	—	—	—	—	—	(66,006)	—	(66,006)
Stock-based compensation expense	—	—	—	—	67,380	—	—	—	67,380
Payroll taxes paid for stock-based compensation	—	—	—	—	(101,675)	—	—	—	(101,675)
Net income	—	—	—	—	—	—	309,338	50,275	359,613
Foreign currency translation adjustments	—	—	—	—	—	(11,409)	—	(1,833)	(13,242)
Other - See Note 14	—	—	—	—	3,100	—	—	—	3,100
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	15,238	—	—	—	15,238
Share repurchases pursuant to the share repurchase programs	—	—	—	—	—	—	(35,205)	—	(35,205)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	53,395	—	—	—	53,395
Adjustments to non-controlling interests	—	—	—	—	77,767	(126)	—	(77,641)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(12,439)	(12,439)
Dividends ($0.36 per share)	—	—	—	—	—	—	(75,909)	—	(75,909)
Stock-based compensation expense	—	—	—	—	66,607	—	—	—	66,607
Payroll taxes paid for stock-based compensation	—	—	—	—	(51,519)	—	—	—	(51,519)
Net income	—	—	—	—	—	—	364,866	54,637	419,503
Foreign currency translation adjustments	—	—	—	—	—	4,850	—	569	5,419
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$419,503	$359,613	$273,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	185,350	178,879	171,308
Stock-based compensation expense	65,128	66,644	51,943
Deferred taxes	89,896	52,863	85,409
Tax receivable agreement liability adjustment	9,517	(13,653)	(12,745)
Other (income) loss, net	13,122	1,000	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(28,946)	(368)	116
Deposits with clearing organizations	(12,799)	(3,597)	9,273
Accounts receivable	(21,081)	(17,228)	(22,369)
Receivable and due from affiliates/payable and due to affiliates, net	(4,241)	3,135	(4,590)
Other assets	(3,919)	(2,120)	6,016
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	21,612	—	—
Accrued compensation	7,964	(552)	24,789
Deferred revenue	2,796	(1,989)	1,143
Accounts payable, accrued expenses and other liabilities	2,187	10,195	(3,480)
Employee equity compensation payable	—	—	(1,900)
Net cash provided by operating activities	746,089	632,822	578,021
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(69,712)	—	(207,762)
Cash paid for foreign currency call option, net of sale proceeds	(1,289)	—	—
Purchases of furniture, equipment, software and leasehold improvements	(18,529)	(23,214)	(16,878)
Capitalized software development costs	(43,235)	(36,882)	(34,470)
Net cash used in investing activities	(132,765)	(60,096)	(259,110)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(35,205)	(99,323)	(75,676)
Proceeds from stock-based compensation exercises	15,238	10,190	93,104
Deferred financing costs	(2,794)	—	—
Dividends	(75,909)	(66,006)	(64,570)
Distributions to non-controlling interests	(12,439)	(10,894)	(11,129)
Payroll taxes paid for stock-based compensation	(51,341)	(101,675)	(71,024)
Payments on tax receivable agreement liability	(5,724)	(8,995)	(6,805)
Net cash used in financing activities	(168,174)	(276,703)	(136,100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,089	(10,842)	(2,043)
Net increase (decrease) in cash, cash equivalents and restricted cash	449,239	285,181	180,768
Cash, cash equivalents and restricted cash
Beginning of period	1,258,229	973,048	792,280
End of period	$1,707,468	$1,258,229	$973,048
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)

	Year Ended
	December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Income taxes paid, net of (refunds)	$28,641	$13,198	$3,880
Non-cash investing and financing activities:
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$1,834	$3,632	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$178	$—	$—
Lease right-of-use assets obtained in exchange for lease liabilities, net of modifications and terminations	$10,395	$9,122	$(575)
Stock-based compensation expense capitalized to software development costs	$1,474	$928	$—
Items arising from follow-on offering and other LLC Interest ownership changes:
Establishment of liabilities under Tax Receivable Agreement	$28,006	$35,923	$27,666
Deferred tax asset	$81,401	$124,154	$123,336
Other - See Note 14	$—	$3,100	$1,573

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	December 31,
	2023	2022	2021
Cash and cash equivalents	$1,706,468	$1,257,229	$972,048
Restricted cash	1,000	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,707,468	$1,258,229	$973,048
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
On January 29, 2021, London Stock Exchange Group plc (“LSEG”) completed its acquisition of the Refinitiv business (currently referred to by LSEG as LSEG Data & Analytics) from a consortium, including certain investment funds affiliated with The Blackstone Group Inc. (f/k/a The Blackstone Group L.P.) (“Blackstone”) as well as Thomson Reuters Corporation (“TR”), in an all share transaction (the “LSEG Transaction”).
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements. As of December 31, 2023, Tradeweb Markets Inc. owns 90.2% of TWM LLC and the non-controlling interest holders own the remaining 9.8% of TWM LLC. As of December 31, 2022, Tradeweb Markets Inc. owned 88.7% of TWM LLC and the non-controlling interest holders owned the remaining 11.3% of TWM LLC.
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
•Tradeweb Execution Services Limited (“TESL”), an Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK.
•Tradeweb Information Technology Services (Shanghai) Co., Ltd is a wholly-owned foreign enterprise (WOFE) in China. Its business scope includes information, data and technology related services including development, sales, import and export and consulting. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China (“PBOC”) for the provision of Bond Connect, CIBM Direct RFQ and Swap Connect.
•Tradeweb Execution Services B.V. (“TESBV”), a MiFID Investment Firm authorized and regulated by the AFM, with permission to trade on a matched principal basis.
•Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited) (“YB” or “Yieldbroker”), acquired in August 2023, a Tier 1 Australian Markets Licensee in Australia, regulated by the Australian Securities & Investments Commission (“ASIC”), that maintains a branch in Singapore that is regulated by the Monetary Authority of Singapore (“MAS”) as a Regulated Market Operator. Tradeweb Australia Pty Ltd changed its name from Yieldbroker Pty Limited in January 2024.
•Tradeweb (DIFC) Limited (“TDIFC”) is an Authorized Firm regulated by the Dubai Financial Services Authority (“DFSA”) with a license for “arranging deals in investments” for users to access the Company’s various trading venues that are also separately recognized by the DFSA.
In May 2023, the Company announced that it had entered into a definitive agreement to acquire all of the outstanding equity interests of Yieldbroker. Yieldbroker is a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives covering the institutional and wholesale client sectors. This acquisition combines Australia and New Zealand’s growing fixed income markets with Tradeweb’s international reach and scale. The A$123.6 million, all-cash transaction closed on August 31, 2023 (the “Yieldbroker Acquisition”), following the satisfaction of closing conditions and regulatory reviews. See Note 4 – Acquisitions for additional details on this acquisition.
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
As of December 31, 2023:
•The public investors collectively owned 115,090,787 shares of Class A common stock, representing 10.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.0% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.0% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 89,644 shares of Class D common stock, representing 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, for the year ended December 31, 2023, the Company’s basic and diluted earnings per share calculations were impacted by 270,249 of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. For the year ended December 31, 2023 the Company’s diluted earnings per share calculation also includes 1,872,006 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 18 – Earnings Per Share for additional details.
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
Transaction costs incurred to effect a business combination are expensed as incurred and are included as a component of professional fees or general and administrative expenses in the consolidated statements of income.
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
Cash and Cash Equivalents
Cash and cash equivalents consists of cash and highly liquid investments with remaining maturities at the time of purchase of three months or less.
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
As of December 31, 2023 and 2022, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $95.8 million and $73.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements for the years ended December 31, 2023, 2022 and 2021 was $21.3 million, $19.5 million and $20.9 million, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the Yieldbroker Acquisition and the NFI Acquisition were both amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
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
Goodwill was last tested for impairment on October 1, 2023 and no impairment of goodwill was identified.
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

Securities Sold Under Agreements to Repurchase
From time to time, the Company sells securities under agreements to repurchase in order to facilitate the clearance of securities. Securities sold under agreements to repurchase are treated as collateralized financings and are presented in the consolidated statements of financial condition at the amounts of cash received. Receivables and payables arising from these agreements are not offset in the consolidated statements of financial condition.
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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the years ended December 31, 2023, 2022 and 2021.
Revenue Recognition
The Company’s classification of revenues in the consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 8 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a loss of $1.6 million, $2.3 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Since the consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 4 – Acquisitions for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities, and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $0.8 million, $4.9 million and $9.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Realized losses on the foreign currency call option on the Australian dollar call option during the year ended December 31, 2023 totaled $1.3 million. As of December 31, 2023 and 2022, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying consolidated statements of financial condition. See Note 15 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the year ended December 31, 2023. The Company will be subject to the 15% CAMT, which is expected to change the estimated period in which the tax receivable agreement liability payments will be made. However, it is not expected to have a material impact on the Company’s effective tax rate.

On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. The Company may be subject to the provisions of the Two Pillar Plan, and related tax impacts per local country adoption, as it is a consolidating subsidiary of LSEG. The Company does not expect to have material impact of the Two Pillar Plan, but will continue to monitor legislative development.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The ASU is to be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. ASU 2022-03 is effective for the Company beginning on January 1, 2024 and early adoption is permitted for both interim and annual financial statements that have not yet been issued. The ASU is to be applied prospectively, with any adjustments from the adoption recognized in earnings on the date of adoption. As of December 31, 2023, the Company has not yet adopted ASU 2022-03 and does not expect that the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both December 31, 2023 and 2022, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
Yieldbroker
On August 31, 2023, the Company completed its acquisition of all of the outstanding equity interests of Tradeweb Australia Pty Ltd (Tradeweb Australia Pty Ltd changed its name from Yieldbroker Pty Limited in January 2024). The all-cash purchase price of A$123.6 million ($80.1 million U.S. dollars as translated as of August 31, 2023) was net of cash acquired and prior to working capital and other closing adjustments. During the fourth quarter of 2023, the Company recorded final working capital and purchase price adjustments which resulted in a $0.5 million increase in total assets, a $0.4 million decrease in total liabilities and a $0.1 million increase in total cash paid.
Tradeweb Australia Pty Ltd is a corporation registered under the Corporations Act 2001 in Australia and a Tier 1 Australian Markets Licensee in Australia, regulated by the ASIC, that maintains a branch in Singapore which is regulated by the MAS as a Regulated Market Operator. Yieldbroker operates a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sectors.
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

The final purchase price was allocated as follows:

Purchase Price Allocation

(in thousands)
Cash and cash equivalents	$12,753
Accounts receivable	1,900
Equipment	384
Lease right-of-use assets	1,453
Software development costs	588
Goodwill	35,265
Intangible assets – Customer relationships	39,746
Intangible assets – Tradename	492
Deferred tax asset	3,361
Other assets	693
Accrued compensation	(3,577)
Deferred revenue	(72)
Accounts payable, accrued expenses and other liabilities	(9,025)
Lease liabilities	(1,496)
Total cash paid	82,465
Less: Cash acquired	(12,753)
Less: Working capital and other closing adjustments	10,368
Purchase price, net of cash acquired and excluding working capital and other closing adjustments	$80,080
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
During the year ended December 31, 2023, the Company recognized $2.3 million in transaction costs incurred to effect the Yieldbroker Acquisition, which are included as a component of professional fees in the accompanying consolidated statements of income. During the year ended December 31, 2023, the Company also recognized $0.9 million in transaction costs incurred to effect the Yieldbroker Acquisition, which are included as a component of general and administrative expenses in the accompanying consolidated statements of income. There were no acquisitions completed during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized $5.1 million in transaction costs incurred to effect the NFI Acquisition, which are included as a component of professional fees in the accompanying consolidated statements of income.
The Yieldbroker Acquisition was not material to the Company’s consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.

On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. The counterparty on the foreign currency call option contract was an affiliate of LSEG. On August 25, 2023, the Company unwound the out-of-the-money foreign currency call option and received $1.1 million from an affiliate of LSEG. Realized losses on the Australian dollar call option during the year ended December 31, 2023 totaled $1.3 million, which is included within other income/loss in the accompanying consolidated statements of income. See Note 15 – Fair Value of Financial Instruments for additional details.
r8fin
On November 16, 2023, TWM LLC and the Corporation entered into a definitive agreement for TWM LLC to acquire all of the outstanding equity interests of R8FIN Holdings LP (together with its subsidiaries, “r8fin”) in exchange for total consideration of $125 million, consisting of $90 million in cash and $35 million in shares of Class A common stock of the Corporation, subject to working capital and other adjustments. r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings. The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews. On the closing date, the Corporation issued a total of 374,601 shares of Class A common stock as partial consideration for the acquisition.
5.    Software Development Costs
The components of total software development costs, net of accumulated amortization are as follows:

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

	(in thousands)
Software development costs – Refinitiv Transaction	$168,500	$(98,292)	$70,208	$168,500	$(79,569)	$88,931
Software development costs – Other	185,290	(124,166)	61,124	139,982	(87,080)	52,902
Total software development costs	$353,790	$(222,458)	$131,332	$308,482	$(166,649)	$141,833
Capitalized software development costs and amortization expense are as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Software development costs capitalized (1)	$44,720	$37,810	$34,470
Amortization expense related to capitalized software development costs	$55,810	$52,180	$47,116
(1)Software development costs capitalized does not include the $0.6 million and $0.8 million in acquired software development costs acquired in connection with the Yieldbroker and NFI acquisitions during the years ended December 31, 2023 and 2021, respectively. See Note 4 – Acquisitions.
Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional fees on the consolidated statements of income.
The estimated annual future amortization for software development costs as of December 31, 2023 through December 31, 2028 is as follows:

Amount

(in thousands)
2024	$51,970
2025	$39,560
2026	$25,708
2027	$14,071
2028	$23

6.    Goodwill and Intangible Assets
Goodwill
Goodwill includes the following activity during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in thousands)
Balance at beginning of period	$2,780,259	$2,780,259
Goodwill recognized in connection with the Yieldbroker Acquisition	35,265	—
Balance at end of period	$2,815,524	$2,780,259
The components of goodwill are as follows:

	December 31,
	2023	2022

	(in thousands)
Goodwill – Refinitiv Transaction	$2,694,797	$2,694,797
Goodwill – Acquisitions and other	120,727	85,462
Total	$2,815,524	$2,780,259
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Licenses – Refinitiv Transaction	$168,800	$168,800
Tradename – Refinitiv Transaction	154,300	154,300
Total	$323,100	$323,100
Intangible assets that are subject to amortization consisted of the following:

		December 31, 2023			December 31, 2022
	Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

		(in thousands)
Customer relationships – Refinitiv Transaction	12 years	$928,200	$(406,088)	$522,112	$928,200	$(328,737)	$599,463
Customer relationships – Acquisitions	13 years	141,031	(20,497)	120,534	101,285	(11,687)	89,598
Content and data – Refinitiv Transaction	7 years	154,400	(115,800)	38,600	154,400	(93,743)	60,657
Tradename – Acquisitions	4 years	492	(41)	451	—	—	—
		$1,224,123	$(542,426)	$681,697	$1,183,885	$(434,167)	$749,718
Amortization expense for definite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021 was $108.3 million, $107.2 million and $103.3 million, respectively.

The estimated annual future amortization for definite-lived intangible assets as of December 31, 2023 through December 31, 2028 is as follows:

Amount

(in thousands)
2024	$110,379
2025	$104,864
2026	$88,321
2027	$88,280
2028	$88,199
7.    Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following is a summary of lease right-of-use assets and lease liabilities related to operating leases as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in thousands)
Operating lease right-of-use assets	$25,206	$24,933
Operating lease liabilities	$27,463	$27,943
Activity related to the Company’s leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Operating lease expense included as a component of occupancy expense on the accompanying consolidated statements of income	$11,768	$10,842	$10,624
Cash paid for amounts included in the measurement of operating lease liability	$12,548	$11,940	$11,736
At December 31, 2023 and 2022, the weighted average borrowing rate and weighted average remaining lease term are as follows:

	December 31,
	2023	2022

Weighted average borrowing rate	4.6%	2.9%
Weighted average remaining lease term (years)	3.7	3.3
The following table presents the future minimum lease payments and the maturity of lease liabilities as of December 31, 2023:

Amount
(in thousands)
2024	$12,322
2025	5,389
2026	4,590
2027	4,588
2028	1,531
Thereafter	1,521
Total future lease payments	29,941
Less imputed interest	(2,478)
Lease liability	$27,463

As of December 31, 2023 and 2022, one U.S. lease was secured by a $0.5 million letter of credit issued under the Company’s 2023 and 2019 Revolving Credit Facility (as defined in Note 17 – Commitments and Contingencies), respectively.
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
Effective November 1, 2023, the Company amended and restated its market data agreement with an affiliate of LSEG (formerly referred to as Refinitiv), pursuant to which the Company will continue to earn fees relating to the sale of market data to LSEG, which distributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as LSEG receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets, which are recognized when the historical data set is provided to LSEG.
Significant judgments used in accounting for the Company’s market data agreement with LSEG include the following determinations:
•The provision of real-time market data feeds and historical data sets are distinct performance obligations.
•The performance obligations under this contract are recognized over time from the initial delivery of the data feeds until the end of the contract term or at a point in time upon delivery of each historical data set.
•The transaction prices for the performance obligations were determined by using an adjusted market assessment analysis. Inputs in this analysis included publicly available price lists for data sets provided by other companies, planned internal pricing strategies and other market data points and adjustments obtained through consultations with market data industry experts regarding estimating a standalone selling price for each performance obligation.

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021

	(in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$930,247	$148,097	$803,465	$146,804	$690,592	$155,762
Subscription fees	1,855	182,117	1,873	164,049	1,812	156,636
LSEG market data fees	—	64,336	—	62,721	—	61,161
Other	1,112	10,455	862	9,007	821	9,663
Total revenue	$933,214	$405,005	$806,200	$382,581	$693,225	$383,222
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(in thousands)
Deferred revenue balance - December 31, 2022	$22,827
New billings	129,193
Revenue recognized	(126,407)
Deferred revenue acquired in connection with the Yieldbroker Acquisition	72
Effect of foreign currency exchange rate changes	61
Deferred revenue balance - December 31, 2023	$25,746
During the year ended December 31, 2023, the Company recognized into revenue all of the $22.8 million in deferred revenue that was deferred as of December 31, 2022. During the year ended December 31, 2022, the Company recognized into revenue $23.5 million in deferred revenue that was deferred as of December 31, 2021.
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
For the year ended December 31, 2023, total income before the provision for income taxes amounted to $548.0 million, consisting of $533.7 million in the United States and $14.3 million in foreign locations.

The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$15,168	$7,260	$2,025
State and Local	20,748	16,243	8,334
Foreign	2,665	1,154	1,107
Total current tax expense	38,581	24,657	11,466
Deferred:
Federal	79,264	66,591	49,266
State and local	9,707	(11,384)	40,363
Foreign	925	(2,344)	(4,220)
Total deferred tax expense	89,896	52,863	85,409
Total provision for income taxes	$128,477	$77,520	$96,875
A reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended
	December 31,
	2023	2022	2021

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	6.3	5.3	3.7
Foreign tax rate differential	—	—	(0.2)
Non-controlling interest	(1.9)	(2.1)	(2.3)
Tax Receivable Agreement adjustment	0.4	(0.7)	(0.7)
Rate change	(1.6)	(4.1)	6.7
Equity Compensation	(0.5)	(2.1)	(2.5)
Other	(0.3)	0.4	0.5
Effective income tax rate	23.4%	17.7%	26.2%
The effective tax rate for the year ended December 31, 2023 was approximately 23.4%, compared with 17.7% for the year ended December 31, 2022 and 26.2% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interest. The effective tax rates for the years ended December 31, 2022 and 2021 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes including the tax impact of state apportionment rates changes on total tax expense as a result of the remeasurement of the Company’s net tax deferred asset, the effect of non-controlling interests and the tax impact of the exercise of equity compensation.

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Investment in partnership	$602,936	$566,524
Net operating losses	3,806	57,247
Tax Receivable Agreement - Interest	16,799	14,918
Employee compensation	52,029	43,861
Tax credits	5,099	9,985
Other	6,722	5,569
Deferred tax assets, gross	687,391	698,104
Valuation Allowance	—	—
Total deferred tax assets, net	687,391	698,104

Deferred tax liabilities
Goodwill and Intangibles	(23,908)	(29,913)
Total deferred tax liabilities	(23,908)	(29,913)

Total net deferred tax asset (liability)	$663,483	$668,191
The Company has obtained, and expects to obtain an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have, the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the consolidated statement of financial condition.
As of December 31, 2023, the Company had no tax effected U.S. federal net operating loss carryforwards for income tax purposes, state and local net operating loss carryforwards of $1.7 million, and foreign net operating loss carryforwards of $2.1 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The foreign net operating loss carryforwards can be carried forward indefinitely.
The components of the Company’s uncertain tax positions are as follows:

Amount
(in thousands)
Gross unrecognized tax benefits as of January 1, 2023	$8,048
Increase in current year tax positions	4,256
Increase in prior year tax positions	—
Decrease in prior year tax positions	—
Acquired tax positions	—
Settlements	(1,789)
Gross unrecognized tax benefits as of December 31, 2023	$10,515
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties payable as of December 31, 2023 was $1.2 million and $0.1 million, respectively.

In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity. During the year ended December 31, 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015. As of December 31, 2023 and 2022, none and $2.7 million, respectively, is included in accounts payable, accrued expenses and other liabilities on the consolidated statements of financial condition relating to these tax liabilities. The Company is indemnified by Refinitiv for these tax liabilities that were assumed by the Company as a result of the Refinitiv Contribution. As of December 31, 2023 and 2022, none and $2.7 million, respectively, is included in receivable and due from affiliates on the consolidated statements of financial condition associated with this related party indemnification.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the consolidated statements of income in the period in which the change occurs. As of December 31, 2023 and 2022, the tax receivable agreement liability on the consolidated statements of financial condition totaled $457.5 million and $425.7 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized a tax receivable agreement liability adjustment of $9.5 million of expense and $13.7 million and $12.7 million of income, respectively, in the consolidated statements of income.

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

The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2020	98,075,465	96,933,192	3,139,821	30,871,381	229,019,859
Activities related to exchanges of LLC Interests	3,483,238	—	(1,484,996)	(1,998,242)	—
Issuance of common stock from equity incentive plans	5,630,086	—	—	—	5,630,086
Share repurchases pursuant to share repurchase programs	(901,968)	—	—	—	(901,968)
Balance at December 31, 2021	106,286,821	96,933,192	1,654,825	28,873,139	233,747,977
Activities related to exchanges of LLC Interests	4,184,083	—	1,596,352	(5,780,435)	—
Issuance of common stock from equity incentive plans	1,622,769	—	—	—	1,622,769
Share repurchases pursuant to share repurchase programs	(1,347,067)	—	—	—	(1,347,067)
Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	3,265,908	—	14,748,823	(18,014,731)	—
Issuance of common stock from equity incentive plans	1,564,003	—	—	—	1,564,003
Share repurchases pursuant to share repurchase programs	(485,730)	—	—	—	(485,730)
Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
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
Redemptions and Exchanges of LLC Interests
Continuing LLC Owners may, from time to time, exercise their redemption rights under the TWM LLC Agreement, pursuant to which LLC Interests are exchanged for newly-issued shares of Class A common stock. Simultaneously, and in connection with these exchanges, shares of Class C and/or Class D common stock are surrendered by Continuing LLC Owners and cancelled. In connection with these exchanges, Tradeweb Markets Inc. receives LLC Interests, increasing its total ownership interest in TWM LLC.

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
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the years ended December 31, 2023 and 2022, the Company acquired a total of 485,730 and 387,198 shares of Class A common stock, at an average price of $72.48 and $64.57, respectively, for purchases totaling $35.2 million and $25.0 million, respectively, pursuant to the 2022 Share Repurchase Program.
Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of December 31, 2023, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock will be recorded as a reduction to retained earnings.
Other Share Repurchases
During the years ended December 31, 2023, 2022 and 2021, the Company withheld 715,101, 1,074,467 and 983,072 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $72.02, $94.64 and $72.25, respectively, and an aggregate value of $51.5 million, $101.7 million and $71.0 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	212,023,979	90.2%	207,679,798	88.7%
Number of LLC Interests held by non-controlling interests	23,077,973	9.8%	26,343,881	11.3%
Total LLC Interests outstanding	235,101,952	100.0%	234,023,679	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Net income attributable to Tradeweb Markets Inc.	$364,866	$309,338	$226,828
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	77,767	108,679	87,006
Net transfers (to) from non-controlling interests	77,767	108,679	87,006
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$442,633	$418,017	$313,834
13.    Stock-Based Compensation Plans
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
During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses (“CEO Retirement Accelerated Stock-Based Compensation Expense”) and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement. There was no CEO Retirement Accelerated Stock-Based Compensation Expense recorded during the year ended December 31, 2023.

PRSU
Performance-based restricted stock units that are promises to issue actual shares of Class A common stock based on the financial performance of the Company are referred to as “PRSUs”. PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The fair value of PRSUs is calculated on the grant date using the stock price of the Class A common stock. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company in the grant year. The performance modifier can vary between 0% (minimum) and 200% (maximum) of the target (100%) award amount for awards granted during 2022 and prior years. PRSUs granted during 2023 had a 250% maximum performance modifier. Compensation expense for PRSUs that cliff vest is recognized on a straight-line basis over the vesting period for the entire award. The number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized.
A summary of the Company’s outstanding PRSUs is presented below:

	PRSUs	Weighted Average Grant-Date Fair Value
PRSUs outstanding at December 31, 2022	1,422,421	$58.78
Grants	326,050	$69.56
Vests	(706,407)	$38.87
Performance adjustment	260,008	$69.56
Forfeitures and adjustments	(30,159)	$78.32
PRSUs outstanding at December 31, 2023	1,271,913	$74.34
The following table summarizes information about PRSU awards:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
PRSU compensation expense	$26,506	$30,645	$30,633
Income tax benefit	$(10,767)	$(34,711)	$(16,374)
The weighted-average grant-date fair value of equity-settled PRSUs granted during the years ended December 31, 2022 and 2021 was $83.74 and $74.29, respectively.
The total fair value of PRSUs vested during the years ended December 31, 2023, 2022 and 2021 was $46.2 million, $152.8 million and $67.4 million, respectively.
PSU
Performance-based restricted stock units that are promises to issue actual shares of Class A common stock based on market conditions are referred to as “PSUs”. PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of the PSUs, determined using the Monte Carlo simulation model, is recognized as compensation expense on a straight-line basis over the vesting period for the entire award, regardless of the number of shares received by the participant at vesting.

A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2022	—	$—
Grants	251,113	$98.33
Vests	—	$—
Performance adjustment	—	$—
Forfeitures and adjustments	—	$—
PSUs outstanding at December 31, 2023	251,113
The following table summarizes information about PSU awards:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
PSU compensation expense	$7,043	$—	$—
Income tax benefit	$(1,714)	$—	$—

There were no PSUs granted during the years ended December 31, 2022 and 2021.

The significant assumptions used to estimate the fair value of PSUs estimated using the Monte Carlo simulation model were as follows:

March 15, 2023 PSU Grant
Maturity (years)	2.8
Annualized Volatility	28.81%
Risk-Free Interest Rate	3.77%
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

A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Options outstanding at December 31, 2022	2,365,813	$2.95	$23.62
Grants	—	$—	$—
Exercises	(1,353,637)	$2.76	$23.06
Forfeitures and adjustments	—	$—	$—
Expired	—	$—	$—
Options outstanding at December 31, 2023	1,012,176	$3.21	$24.37
Vested options outstanding at December 31, 2023 - all exercisable	887,174	$2.19	$21.38

The following table summarizes information about options awards:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Options compensation expense	$1,264	$2,097	$5,327
Income tax benefit	$(18,073)	$(12,894)	$(69,868)
There were no options granted during the years ended December 31, 2022 and 2021.
The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $77.4 million, $59.3 million and $333.8 million, respectively.
The total intrinsic value of all options outstanding as of December 31, 2023 was $67.3 million. The weighted average remaining contractual life of all options outstanding as of December 31, 2023 was 5.0 years.
The total intrinsic value of all vested options outstanding as of December 31, 2023 was $61.7 million, all of which are currently exercisable. The weighted average remaining contractual life of all vested options outstanding as of December 31, 2023 was 4.9 years.
RSUs
RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSUs granted to employees generally vest one-third each year over a three-year period. RSUs granted to non-employee directors generally vest after one year. The fair value of RSUs is calculated on the grant date using the stock price of the Class A common stock. The grant-date fair value of RSUs are amortized into expense on a straight-line basis over the requisite service period for the entire award.
A summary of the Company’s outstanding RSUs is presented below:

	RSUs	Weighted Average Grant-Date Fair Value
RSUs outstanding at December 31, 2022	864,663	$71.47
Grants	573,975	$69.70
Vests	(411,391)	$64.38
Forfeitures	(3,863)	$67.72
RSUs outstanding at December 31, 2023	1,023,384	$73.35

The following table summarizes information about RSU awards:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
RSU compensation expense	$30,315	$33,902	$15,983
Income tax benefit	$(7,952)	$(10,096)	$(5,416)
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2022 and 2021 was $80.27 and $75.09, respectively.
The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $30.7 million, $25.6 million, and $12.5 million, respectively.
Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income. A summary of the Company’s total stock-based compensation expense relating to its equity-settled PRSUs, options and RSUs, including the CEO Retirement Accelerated Stock-Based Compensation Expense, is presented below:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Total stock-based compensation expense	$65,128	$66,644	$51,943
The stock-based compensation expense above excludes $1.5 million and $0.9 million of stock-based compensation expense capitalized to software development costs during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows:

	PRSUs	PSUs	Options	RSUs

	(dollars in thousands)
Total unrecognized compensation cost	$36,569	$17,651	$133	$39,095
Weighted-average recognition period (in years)	1.8	2.0	0.2	1.9
14.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of December 31, 2023 and 2022, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items:

	December 31,
	2023	2022

	(in thousands)
Accounts receivable	$688	$70
Receivable and due from affiliates	192	2,728
Other assets	17	261
Accounts payable, accrued expenses and other liabilities	1,044	335
Deferred revenue	6,508	5,076
Payable and due to affiliates	1,327	7,232

The following balances with such affiliates were included in the consolidated statements of income in the following line items:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Revenue:
Subscription fees	$2,380	$1,308	$923
LSEG market data fees (1)	64,336	62,721	61,161
Other fees	601	464	522
Expenses: (2)
Employee compensation and benefits	17	613	856
Technology and communications	5,747	4,713	3,951
General and administrative	7	291	194
Professional fees	30	46	39
Occupancy	67	—	—
(1)The Company maintains a market data license agreement with an affiliate of LSEG (formerly referred to as Refinitiv). Under the agreement, the Company delivers to LSEG certain market data feeds which LSEG distributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains agreements with LSEG to provide the Company with certain real estate, payroll, benefits administration and other administrative services.
During the years ended December 31, 2023, 2022 and 2021, none, $3.1 million and $1.6 million, respectively of previously accrued expenses payable to affiliates of LSEG were waived and the liabilities were reversed through an increase to additional paid-in capital.

15.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the consolidated statements of financial condition as of December 31, 2023 and 2022 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2023	(in thousands)
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,543,644	$—	$—	$1,543,644
Total assets measured at fair value	$1,543,644	$—	$—	$1,543,644

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$775	$—	$775
Total liabilities measured at fair value	$—	$775	$—	$775

As of December 31, 2022
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,106,916	$—	$—	$1,106,916
Total assets measured at fair value	$1,106,916	$—	$—	$1,106,916

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$1,002	$—	$1,002
Total liabilities measured at fair value	$—	$1,002	$—	$1,002
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of December 31, 2023 and 2022, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	December 31,
	2023	2022

	(in thousands)
Foreign currency forward contracts – Gross notional amount	$192,877	$162,845

The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income. The total realized and unrealized gains (losses) on foreign exchange derivative contracts recorded within the consolidated statements of income are as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$792	$4,871	$9,008
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$(1,289)	$—	$—
(1)    On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. On August 25, 2023, the Company unwound the out-of-the-money foreign currency call option and received $1.1 million. See Note 4 – Acquisitions for additional details.

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2023 and 2022 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2023	(in thousands)
Assets
Cash and restricted cash	$163,824	$163,824	$—	$—	$163,824
Receivable from brokers and dealers and clearing organizations	381,178	—	381,178	—	381,178
Deposits with clearing organizations	36,806	36,806	—	—	36,806
Accounts receivable	168,407	—	168,407	—	168,407
Other assets – Memberships in clearing organizations	2,426	—	—	2,426	2,426
Total	$752,641	$200,630	$549,585	$2,426	$752,641

Liabilities
Securities sold under agreements to repurchase(1)	$21,612	$—	$21,612	$—	$21,612
Payable to brokers and dealers and clearing organizations	351,864	—	351,864	—	351,864
Total	$373,476	$—	$373,476	$—	$373,476

As of December 31, 2022
Assets
Cash and restricted cash	$151,313	$151,313	$—	$—	$151,313
Receivable from brokers and dealers and clearing organizations	11,632	—	11,632	—	11,632
Deposits with clearing organizations	23,906	23,906	—	—	23,906
Accounts receivable	142,676	—	142,676	—	142,676
Other assets – Memberships in clearing organizations	2,406	—	—	2,406	2,406
Total	$331,933	$175,219	$154,308	$2,406	$331,933

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Payable to brokers and dealers and clearing organizations	11,264	—	11,264	—	11,264
Total	$11,264	$—	$11,264	$—	$11,264
(1)    As of December 31, 2023, Treasury securities with a fair value of $21.6 million collateralized the securities sold under agreements to repurchase liability. The liability amount presented represents the gross liability and is not offset on the consolidated statement of financial condition. The securities sold under agreements to repurchase liability were subsequently settled on January 2, 2024.
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the consolidated statements of financial condition are equity investments without readily determinable fair values of $8.9 million and $20.0 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, and as of December 31, 2023, the Company recorded an impairment on its equity investment totaling $11.1 million, as the investment’s carrying amount exceeded its fair value. The investment impairment is included in other income (loss) in the consolidated statements of income. The investment’s fair value was determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs included a discount rate of 20% and a perpetual growth rate of 3.0%.
During the year ended December 31, 2022, the Company recognized losses totaling $1.0 million included in other income (loss) in the consolidated statements of income, related to the write-off of an investment that was determined to be uncollectible.
16.    Credit Risk
Cash and cash equivalents includes cash and highly liquid investments held by a limited number of global financial institutions, including cash amounts in excess of federally insured limits. To mitigate this concentration of credit risk, the Company invests through high-credit-quality financial institutions, monitors the concentration of credit exposure of investments with any single obligor and diversifies as determined appropriate.
In the normal course of business the Company, as agent, executes transactions with, and on behalf of, other brokers and dealers. If the agency transactions do not settle because of failure to perform by either counterparty, the Company will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction, until the failed transaction settles. The Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transaction. However, from time to time, the Company enters into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. The Company seeks to manage credit exposure related to these agreements to repurchase (or reverse repurchase), including the risk related to a decline in market value of collateral (pledged or received), by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
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
As of December 31, 2023 and 2022, the Company maintained an allowance for credit losses with regard to these receivables of $0.3 million and $0.1 million, respectively. For the years ended December 31, 2023 and 2021 credit loss expense was $208,000 and $13,000, respectively. For the year ended December 31, 2022, recoveries resulted in a reversal of credit loss expense of $14,000.
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
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal was held on October 3, 2023, and by order and opinion issued on February 1, 2024, the Second Circuit affirmed the District Court’s order dismissing all claims against all defendants, including the claims against the Company.
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
Revolving Credit Facility
On November 21, 2023, the Company entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019 and as amended on March 31, 2023 (the “2019 Revolving Credit Facility”). The 2019 Revolving Credit Facility had a scheduled maturity date of April 2024, but was terminated on November 21, 2023 in conjunction with entering into the 2023 Revolving Credit Facility. There were no outstanding borrowings under the 2019 Revolving Credit Facility at the time of termination and no penalties were due or owing and no penalties were required to be paid as a result of the termination.

The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. Subject to the satisfaction of certain conditions, the Company is able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. Borrowings under the 2023 Revolving Credit Facility may be, at the option of the Company, in US Dollars, Euros or Sterling. The 2023 Revolving Credit Facility also provides for the issuance of up to $5.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $50.0 million. On November 21, 2023, the closing date, the $0.5 million letters of credit outstanding under the 2019 Revolving Credit Facility were rolled over under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
Borrowings under the 2023 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 0.25% to 0.75%, or (b) a rate equal to (i) in the case of borrowings in US Dollars, Term SOFR plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (ii) in the case of borrowings in Sterling, SONIA subject to a 0.00% floor, and (iii) in the case of borrowings in Euros, EURIBOR, subject to a 0.00% floor, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 1.25% to 1.75%. The agreement also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.
As of both December 31, 2023 and 2022, there were $0.5 million in letters of credit issued under the 2023 and 2019 Revolving Credit Facility, respectively and no borrowings outstanding.
Other Commitments
On March 31, 2023, the Company entered into a joint venture agreement (the “JV Agreement”) with subsidiaries of Bloomberg Inc. and MarketAxess Holdings Inc. to jointly establish and fund an independent company (the “CTP JV”) for the purpose of participating in the public procurement procedure to become the fixed income consolidated tape (“CTP”) provider in the European Union. The CTP JV was to be incorporated prior to the European Securities and Markets Authority (“ESMA”) tender process and in accordance with project planning. The operation of the CTP JV was contingent upon selection through the ESMA tender process and regulatory approvals. In December 2023, the joint venture agreement was terminated.

18.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands, except share and per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$364,866	$309,338	$226,828
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(467)	(244)	—
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	364,399	309,094	226,828

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	210,796,802	205,576,637	201,419,081
Dilutive effect of PRSUs	458,343	770,726	2,067,558
Dilutive effect of options	1,150,159	1,810,956	3,473,549
Dilutive effect of RSUs	257,076	241,721	294,652
Dilutive effect of PSUs	6,428	—	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	212,668,808	208,400,040	207,254,840

Earnings per share - Basic	$1.73	$1.50	$1.13
Earnings per share - Diluted	$1.71	$1.48	$1.09
(1)During the years ended December 31, 2023 and 2022, there was a total of 270,249 and 193,441, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method. There were none during the year ended December 31, 2021.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021

Anti-dilutive Shares:
PRSUs	—	—	—
Options	—	—	—
RSUs	—	19,551	—
PSUs	—	—	—
LLC Interests	23,902,379	28,830,686	30,699,577
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

19.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At December 31, 2023 and 2022, the regulatory capital requirements and regulatory capital for these entities are as follows:

	December 31, 2023			December 31, 2022
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(in thousands)
TWL	$50,243	$2,856	$47,387	$41,933	$3,669	$38,264
DW	156,318	3,579	152,739	131,026	3,574	127,452
TWD	46,976	850	46,126	44,094	775	43,319
TEL	78,127	37,907	40,220	59,904	32,589	27,315
TWJ	6,963	2,029	4,934	7,320	1,695	5,625
TWEU	11,912	5,447	6,465	8,794	4,517	4,277
TESL	1,813	955	858	1,607	904	703
TESBV	1,683	843	840	1,677	801	876
YB	5,261	1,070	4,191	—	—	—
TDIFC	250	39	211	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(in thousands)
TW SEF	$43,286	$12,500	$30,786	$30,837	$12,500	$18,337
DW SEF	13,309	8,669	4,640	14,714	8,080	$6,634

	December 31, 2023			December 31, 2022
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(in thousands)
TW SEF	$22,068	$3,125	$18,943	$15,566	$3,125	$12,441
DW SEF	7,935	2,167	5,768	9,493	2,020	7,473

20.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Revenues
Institutional	$797,038	$719,211	$668,812
Wholesale	312,586	273,189	254,927
Retail	134,521	110,468	70,566
Market Data	94,074	85,913	82,142
Total revenue	1,338,219	1,188,781	1,076,447
Operating expenses	832,950	776,208	717,619
Operating income	$505,269	$412,573	$358,828
The Company operates in the U.S. and internationally, primarily in the Europe, Asia and Australia regions. Revenues are attributed to geographic area based on the jurisdiction where the underlying transactions take place. The results by geographic region are not meaningful in understanding the Company’s business. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.
The following table provides revenue by geographic area:

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
Revenues
U.S.	$850,338	$760,642	$673,223
International	487,881	428,139	403,224
Total revenue	$1,338,219	$1,188,781	$1,076,447
The following table provides information on the attribution of long-lived assets by geographic area:

	December 31,
	2023	2022

	(in thousands)
Long-lived assets
U.S.	$3,990,070	$4,044,230
International	20,348	13,026
Total	$4,010,418	$4,057,256

21.    Subsequent Events
On February 2, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the first quarter of 2024. This dividend will be payable on March 15, 2024 to stockholders of record as of March 1, 2024.
On February 2, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $62.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 1, 2024, payable on March 13, 2024.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
(a) None.

(b) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended December 31, 2023.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Douglas Friedman General Counsel and Secretary	Adoption	November 24, 2023
Sale of an amount equal to up to: (A) 26,232 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement and (B) (i) 5,955 shares of Class A common stock to be issued upon the vesting on March 15, 2024 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2024 in settlement of dividend equivalent rights in respect of the 5,955 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2021 - March 15, 2024, as applicable, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
May 24, 2024
Justin Peterson Chief Technology Officer	Adoption	November 30, 2023
Sale of an amount equal to up to: (A) 10,000 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement, (B) (i) 14,832 shares of Class A common stock to be issued upon the vesting on January 1, 2024 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2024 in settlement of dividend equivalent rights in respect of the 14,832 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2021 – January 1, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, and (C) (i) 11,152 shares of Class A common stock to be issued upon the vesting on March 15, 2024 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2024 in settlement of dividend equivalent rights in respect of the 11,152 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2021 – March 15, 2024, as applicable, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
September 25, 2024
(1)    The Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023.

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
10.6.2
Amendment No. 2, dated as of March 31, 2023, by and between Tradeweb Markets LLC and Citibank, N.A., as administrative agent, relating to the Credit Agreement, dated as of April 8, 2019, among Tradeweb Markets LLC, the lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing bank and swing line lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023 (File No. 001-38860)).

10.7
Security Agreement, dated as of April 8, 2019, among the grantors identified therein and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).

10.8†	Employment Agreement by and between William Hult and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).
10.9†	Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).
10.10†
Form of Option Agreement under the Amended and Restated Tradeweb Markets Inc. 2018 Share Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).

10.11†	Amended & Restated Tradeweb Markets Inc. PRSU Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).
10.12†
Form of PRSU Agreement under the Amended & Restated Tradeweb Markets Inc. PRSU Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).

10.13†
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

10.19†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).
10.20+
Second Amended & Restated Market Data Agreement, dated November 1, 2018, by and between Tradeweb Markets LLC, Thomson Reuters (Markets) LLC and Thomson Reuters (GRC) Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).

10.21†
Employment Offer Letter by and between Sara Furber and Tradeweb Markets LLC. (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2021 (File No. 001-38860)).

10.22
Amendment to Second Amended & Restated Market Data Agreement, dated July 24, 2020, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.23++
Second Amendment to the Second Amended & Restated Market Data Agreement, dated March 26, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

Exhibit Number	Description of Exhibit
10.24++
Third Amendment to the Second Amended & Restated Market Data Agreement, dated April 21, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.25++
Fourth Amendment to the Second Amended & Restated Market Data Agreement, dated September 9, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.26
Fifth Amendment to the Second Amended & Restated Market Data Agreement, dated August 1, 2021, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.27++
Sixth Amendment to the Second Amended & Restated Market Data Agreement, dated September 13, 2022, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.28++
Amended and Restated Fourth Amendment to the Second Amended & Restated Market Data Agreement, dated February 1, 2023, by and among Tradeweb Markets LLC, Refinitiv US LLC (f/k/a Thomson Reuters (Markets) LLC) and Refinitiv US Organization LLC (f/k/a Thomson Reuters (GRC) Inc.) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.29†
Amended and Restated Employment Agreement, dated as of February 21, 2023, by and between William Hult and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.30†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement (Form of PSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.31†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Performance Stock Unit Award Agreement (Form of PSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.32†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.33†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.34†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.35†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.36*++	Master Data License Agreement, effective as of November 1, 2023, between Tradeweb Markets LLC, Refinitiv US LLC and Refinitiv US Organization LLC and related Data Schedules, as of November 1, 2023.
10.37
Credit Agreement, dated as of November 21, 2023, by and among Tradeweb Markets LLC, the lenders party thereto, Citibank, N.A., as administrative agent, issuing bank and swing line lender, and Citigroup Global Markets Inc., J.P. Morgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2023 (File No. 001-38860)).

21.1*	List of Subsidiaries of Tradeweb Markets Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
31.2*
Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Tradeweb Markets Inc. Omnibus Clawback Policy, effective as of October 2, 2023.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TRADEWEB MARKETS INC.

February 9, 2024	/s/ William Hult
	By:	William Hult
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Hult	Chief Executive Officer (Principal Executive Officer) and Director	February 9, 2024
William Hult
/s/ Sara Furber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 9, 2024
Sara Furber
/s/ Jacques Aigrain	Director	February 9, 2024
Jacques Aigrain
/s/ Balbir Bakhshi	Director	February 9, 2024
Balbir Bakhshi
/s/ Steven Berns	Director	February 9, 2024
Steven Berns
/s/ Troy Dixon	Director	February 9, 2024
Troy Dixon
/s/ Scott C. Ganeles	Director	February 9, 2024
Scott C. Ganeles
/s/ Catherine Johnson	Director	February 9, 2024
Catherine Johnson
/s/ Paula B. Madoff	Director	February 9, 2024
Paula B. Madoff
/s/ Thomas Pluta	Director	February 9, 2024
Thomas Pluta
/s/ Murray Roos	Director	February 9, 2024
Murray Roos
/s/ Rana Yared	Director	February 9, 2024
Rana Yared