Form 10-Q
period 2024-03-31
Tradeweb Markets Inc.
filed 2024-04-25
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 18, 2024
Class A Common Stock, par value $0.00001 per share	116,165,228
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,077,973

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“We,” “us,” “our,” the “Company,” “Tradeweb” and similar references refer: (i) on or prior to the completion of the Reorganization Transactions to Tradeweb Markets LLC, which we refer to as “TWM LLC,” and, unless otherwise stated or the context otherwise requires, all of its subsidiaries and any predecessor entities, and (ii) following the completion of the Reorganization Transactions to Tradeweb Markets Inc., and, unless otherwise stated or the context otherwise requires, its subsidiaries, including TWM LLC and all of its subsidiaries, and any predecessor entities.
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
•“Continuing LLC Owners” refer collectively to (i) those Original LLC Owners (as defined below), including an indirect subsidiary of Refinitiv (as defined below), certain of the Bank Stockholders and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions and that received shares of our Class C common stock, shares of our Class D common stock or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, (ii) any subsequent transferee of any Original LLC Owner that has executed a joinder agreement to TWM LLC’s limited liability company agreement (the “TWM LLC Agreement”) and (iii) solely with respect to the Tax Receivable Agreement (as defined below), (x) those Original LLC Owners, including certain of the Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO and (y) any party that has executed a joinder agreement to the Tax Receivable Agreement in accordance with the Tax Receivable Agreement.
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
•“LSEG Transaction” refer to the acquisition of the Refinitiv business by LSEG (as defined below), in an all share transaction, which closed on January 29, 2021. The Refinitiv business was rebranded by LSEG as LSEG Data & Analytics during the fourth quarter of 2023.
•“LSEG” refer to London Stock Exchange Group plc, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries, including Refinitiv.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any pending or closed acquisitions or other strategic transactions, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements.
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
•Refinitiv’s, and indirectly LSEG’s, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the SEC and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,544,881	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	676,111	381,178
Deposits with clearing organizations	114,601	36,806
Accounts receivable, net of allowance for credit losses of $287 and $284 at March 31, 2024 and December 31, 2023, respectively	192,601	168,407
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	33,410	33,559
Lease right-of-use assets	22,113	25,206
Software development costs, net of accumulated amortization	155,007	131,332
Goodwill	2,857,713	2,815,524
Intangible assets, net of accumulated amortization	1,032,797	1,004,797
Receivable and due from affiliates	2,540	192
Deferred tax asset	693,240	684,250
Other assets	69,935	70,819
Total assets	$7,395,949	$7,059,538

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$—	$21,612
Payable to brokers and dealers and clearing organizations	646,643	351,864
Accrued compensation	81,765	164,329
Deferred revenue	27,488	25,746
Accounts payable, accrued expenses and other liabilities	87,296	57,501
Lease liabilities	24,703	27,463
Payable and due to affiliates	334	1,327
Deferred tax liability	19,713	20,767
Tax receivable agreement liability	431,980	457,523
Total liabilities	1,319,922	1,128,132

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,165,228 and 115,090,787 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,077,973 and 5,077,973 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,771,075	4,738,758
Accumulated other comprehensive income (loss)	(7,524)	(5,389)
Retained earnings	745,240	640,384
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,508,793	5,373,755
Non-controlling interests	567,234	557,651
Total equity	6,076,027	5,931,406
Total liabilities and equity	$7,395,949	$7,059,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Transaction fees and commissions	$335,451	$266,598
Subscription fees	49,681	44,374
LSEG market data fees	20,500	15,594
Other	3,107	2,683
Total revenue	408,739	329,249

Expenses
Employee compensation and benefits	143,087	114,493
Depreciation and amortization	49,337	45,404
Technology and communications	21,310	17,567
General and administrative	10,854	13,920
Professional fees	11,800	11,176
Occupancy	4,673	4,123
Total expenses	241,061	206,683
Operating income	167,678	122,566
Interest income	21,060	12,940
Interest expense	(1,718)	(449)
Other income (loss), net	—	341
Income before taxes	187,020	135,398
Provision for income taxes	(43,638)	(33,205)
Net income	143,382	102,193
Less: Net income attributable to non-controlling interests	17,240	14,337
Net income attributable to Tradeweb Markets Inc.	$126,142	$87,856

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.59	$0.42
Diluted	$0.59	$0.42
Weighted average shares outstanding:
Basic	212,709,872	208,105,437
Diluted	214,660,853	210,143,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$143,382	$102,193
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2024 and 2023	(2,364)	2,649
Other comprehensive income (loss), net of tax	(2,364)	2,649

Comprehensive income	141,018	104,842
Less: Net income attributable to non-controlling interests	17,240	14,337
Less: Foreign currency translation adjustments attributable to non-controlling interests	(232)	297
Comprehensive income attributable to Tradeweb Markets Inc.	$124,010	$90,208
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisition	—	—	—	—	36,692	—	—	—	36,692
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Foreign currency translation adjustments	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net income	$143,382	$102,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	49,337	45,404
Stock-based compensation expense	16,402	11,610
Deferred taxes	8,118	24,223
Other (income) loss, net	—	(341)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(155)	367
Deposits with clearing organizations	(77,811)	(10,240)
Accounts receivable	(24,657)	(27,311)
Receivable and due from affiliates/payable and due to affiliates, net	(3,493)	1,787
Other assets	1,477	(2,894)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(21,612)	—
Accrued compensation	(85,330)	(88,883)
Deferred revenue	1,538	7,729
Accounts payable, accrued expenses and other liabilities	30,718	7,196
Net cash provided by operating activities	37,914	70,840
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(89,224)	—
Cash paid for investments	(500)	—
Purchases of furniture, equipment, software and leasehold improvements	(6,589)	(6,879)
Capitalized software development costs	(10,678)	(9,835)
Net cash used in investing activities	(106,991)	(16,714)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	—	(20,811)
Proceeds from stock-based compensation exercises	2,807	4,392
Dividends	(21,286)	(18,733)
Distributions to non-controlling interests	(6,095)	(2,283)
Payroll taxes paid for stock-based compensation	(40,653)	(37,297)
Payments on tax receivable agreement liability	(25,543)	(5,724)
Net cash used in financing activities	(90,770)	(80,456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,740)	1,776
Net increase (decrease) in cash, cash equivalents and restricted cash	(161,587)	(24,554)
Cash, cash equivalents and restricted cash
Beginning of period	1,707,468	1,258,229
End of period	$1,545,881	$1,233,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$4,453	$4,300
Cash paid for interest	$1,242	$76
Non-cash investing and financing activities
Issuance of common stock for business acquisition	$36,692	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$605	$1,215
Unsettled stock-based compensation exercises included in other assets	$—	$1,928
Unsettled share repurchases included in other liabilities	$—	$1,895
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$3,356	$2,581
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$71
Deferred tax asset	$18,356	$15,153

	March 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2024	2023
Cash and cash equivalents	$1,544,881	$1,706,468
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,545,881	$1,707,468

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
In connection with the LSEG Transaction, the Corporation became a consolidating subsidiary of LSEG. Prior to the LSEG Transaction, the Corporation was a consolidating subsidiary of BCP York Holdings (“BCP”), a company owned by certain investment funds affiliated with Blackstone, through BCP’s previous majority ownership interest in Refinitiv. As used herein, “Refinitiv,” prior to the LSEG Transaction, means Refinitiv Holdings Limited, and unless otherwise stated or the context otherwise requires, all of its direct and indirect subsidiaries, and subsequent to the LSEG Transaction, refers to Refinitiv Parent Limited, and unless otherwise stated or the context otherwise requires, all of its subsidiaries. Refinitiv owns substantially all of the former financial and risk business of Thomson Reuters (as defined below), including, prior to and following the completion of the Reorganization Transactions, an indirect majority ownership interest in the Company. The Refinitiv business was rebranded by LSEG as LSEG Data & Analytics during the fourth quarter of 2023.
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of March 31, 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. As of December 31, 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC.
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
•Tradeweb Europe Limited (“TEL”), a MiFID Investment Firm regulated by the Financial Conduct Authority (the “FCA”) in the UK, and certain other global regulators, that maintains branches in Asia.
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
•Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited) (“YB” or “Yieldbroker”), acquired in August 2023, a Tier 1 Australian Markets Licensee in Australia, regulated by the Australian Securities & Investments Commission (“ASIC”), that also maintains a branch in Singapore that is regulated by the Monetary Authority of Singapore (“MAS”) as a Regulated Market Operator. Tradeweb Australia Pty Ltd changed its name from Yieldbroker Pty Limited in January 2024.
•Tradeweb (DIFC) Limited (“TDIFC”), an Authorized Firm regulated by the Dubai Financial Services Authority (“DFSA”) with a license for “arranging deals in investments” for users to access the Company’s various trading venues that are also separately recognized by the DFSA.
In November 2023, TWM LLC and the Corporation entered a definitive agreement for TWM LLC to acquire all of the outstanding equity interests of R8FIN Holdings LP (together with its subsidiaries, “r8fin”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings. The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews. The total consideration was $125.9 million, consisting of cash and the issuance of shares of Class A common stock of the Corporation (the “r8fin Acquisition”). See Note 4 – Acquisitions for additional details on this acquisition.
In August 2023, the Company acquired Yieldbroker, a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sector, for A$123.6 million in cash (the “Yieldbroker Acquisition”). This acquisition combines Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale.
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
As used herein, references to “Continuing LLC Owners” refer collectively to (i) those owners of TWM LLC prior to the Reorganization Transactions (the “Original LLC Owners”), including an indirect subsidiary of Refinitiv, certain investment and commercial banks (collectively, the “Bank Stockholders”), and members of management, that continued to own LLC Interests after the completion of the IPO and Reorganization Transactions and that received shares of Class C common stock, par value $0.00001 per share, of the Corporation (the “Class C common stock”), shares of Class D common stock, par value $0.00001 per share, of the Corporation (the “Class D common stock”) or a combination of both, as the case may be, in connection with the completion of the Reorganization Transactions, (ii) any subsequent transferee of any Original LLC Owner that has executed a joinder agreement to the TWM LLC Agreement and (iii) solely with respect to the Tax Receivable Agreement (as defined in Note 7 – Tax Receivable Agreement), (x) those Original LLC Owners, including certain of the Bank Stockholders, that disposed of all of their LLC Interests for cash in connection with the IPO and (y) any party that has executed a joinder agreement to the Tax Receivable Agreement in accordance with the Tax Receivable Agreement.
As of March 31, 2024:
•The public investors collectively owned 116,165,228 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.8% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 89,644 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for the three months ended March 31, 2024 were impacted by 159,957 of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three months ended March 31, 2024 also include 1,950,981 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated financial information as of December 31, 2023 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
As of March 31, 2024 and December 31, 2023, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $100.7 million and $95.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.3 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively.
Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the r8fin Acquisition are amortized over seven years and software development costs acquired as part of the Yieldbroker Acquisition and NFI Acquisition were both amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of March 31, 2024 and December 31, 2023, accumulated amortization related to software development costs totaled $238.0 million and $222.5 million, respectively. Amortization expense for software development costs was $15.6 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the r8fin Acquisition, the Yieldbroker Acquisition and the NFI Acquisition. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company consists of one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
As of March 31, 2024 and December 31, 2023, accumulated amortization related to intangible assets totaled $570.9 million and $542.4 million, respectively. Amortization expense for definite-lived intangible assets was $28.5 million and $26.8 million for the three months ended March 31, 2024 and 2023, respectively.
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
Securities Sold Under Agreements to Repurchase
From time to time, the Company sells securities under agreements to repurchase in order to facilitate the clearance of securities. Securities sold under agreements to repurchase are treated as collateralized financings and are presented in the condensed consolidated statements of financial condition at the amounts of cash received. Receivables and payables arising from these agreements are not offset in the condensed consolidated statements of financial condition.
Leases
At lease commencement, a right-of-use asset and a lease liability are recognized for all leases with an initial term in excess of 12 months based on the initial present value of the fixed lease payments over the lease term. The lease right-of-use asset also reflects the present value of any initial direct costs, prepaid lease payments and lease incentives. The Company’s leases do not provide a readily determinable implicit discount rate. Therefore, management estimates the Company’s incremental borrowing rate used to discount the lease payments based on the information available at lease commencement. The Company includes the term covered by an option to extend a lease when the option is reasonably certain to be exercised. The Company has elected not to separate non-lease components from lease components for all leases. Significant assumptions and judgments in calculating the lease right-of-use assets and lease liabilities include the determination of the applicable borrowing rate for each lease. Operating lease expense is recognized on a straight-line basis over the lease term and included as a component of occupancy expense in the condensed consolidated statements of income.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the three months ended March 31, 2024 and 2023.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 5 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.

Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $1.2 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 11 – Fair Value of Financial Instruments for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities, and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts during the three months ended March 31, 2024 and 2023 totaled a $4.4 million gain and a $1.2 million loss, respectively. As of March 31, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (”CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three months ended March 31, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Company does not anticipate a material impact to its financial condition, results of operations and cash flows from the Two Pillar Plan.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The ASU is to be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. On January 1, 2024, the Company adopted ASU 2022-03 on a prospective basis, which resulted in additional disclosures regarding contractual sale restrictions on investments, as disclosed in Note 11 – Fair Value of Financial Instruments and did not have a material impact on the Company’s consolidated financial statements.
Recent SEC Final Rules
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors (the “Final Climate Rules”), which requires registrants to disclose certain climate-related information in their registration statements and annual reports. The Final Climate Rules require disclosure of, among other things, material climate-related risks and their impact; activities to mitigate or adapt to material climate-related risks; governance and oversight of climate-related risks; material climate-related targets or goals and their financial impact; and material Scope 1 and/or Scope 2 greenhouse gas emissions with an accompanying assurance report required following an initial transition period, at limited assurance level, and then following an additional transition period, at a reasonable assurance level. Additionally, under the Final Climate Rules, the effects of severe weather events and other natural conditions, subject to certain thresholds, and amounts related to carbon offsets and renewable energy credits or certificates are required to be disclosed in the notes to the audited financial statements in certain circumstances.
On April 4, 2024, the SEC voluntarily stayed the implementation of the Final Climate Rules pending completion of judicial review of the consolidated challenges to the Final Climate Rules by the Court of Appeals for the Eighth Circuit. The Final Climate Rules, as originally issued, would be effective for the Company in various fiscal years, starting with its Annual Report on Form 10-K for the year ending December 31, 2025. Disclosures pursuant to the Final Climate Rules, as originally issued, would be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of the Final Climate Rules on its consolidated financial statements and disclosures.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both March 31, 2024 and December 31, 2023, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Acquisitions
r8fin
On January 19, 2024, the Company completed its acquisition of all of the outstanding equity interests of R8FIN Holdings LP in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the closing date at $36.7 million.
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
The developed technology that was acquired, included in the condensed consolidated balance sheet as software development costs, was valued using the income approach, specifically the relief-from-royalty method (“RFRM”). The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the developed technology relative to the overall business as discussed above relating to the customer relationships.
The preliminary purchase price was allocated as follows:

Purchase Price Allocation

(dollars in thousands)
Cash and cash equivalents	$1,397
Accounts receivable	153
Software development costs	28,000
Goodwill	42,189
Intangible assets - Customer relationships	56,500
Other assets	179
Deferred revenue	(219)
Accounts payable, accrued expenses and other liabilities	(886)
Total cash paid and stock issued	127,313
Less: Cash acquired	(1,397)
Less: Preliminary working capital and other closing adjustments (1)	(14)
Purchase price, net of cash acquired and excluding working capital and other closing adjustments	$125,902
(1) The preliminary estimates for net working capital and other closing adjustments are expected to be finalized and collected later in 2024.
The primary areas of the preliminary purchase price allocation that are not yet finalized as of March 31, 2024 relate primarily to the valuation of the identifiable intangible assets and software and the finalization of working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of the closing of the acquisition.
The acquired software development costs will be amortized over a useful life of seven years and the customer relationships will be amortized over a useful life of 13 years. The goodwill recognized in connection with the r8fin Acquisition is primarily attributable to the acquisition of expected future customers, future technology and synergies from the integration of the operations of r8fin into the Company's operations and its single business segment. All of the goodwill recognized in connection with the r8fin Acquisition is expected to be deductible for income tax purposes.

During the three months ended March 31, 2024, the Company recognized $0.5 million in transaction costs incurred to effect the r8fin Acquisition, which are included as a component of professional fees in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2024, the Company also recognized $51,000 in transaction costs incurred to effect the r8fin Acquisition, which are included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The r8fin Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.

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
The Company earns fees from an affiliate of LSEG (Refinitiv, which was rebranded as LSEG Data & Analytics during the fourth quarter of 2023) relating to the sale of market data to LSEG, which distributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as LSEG receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets, which are recognized when the historical data set is provided to LSEG.
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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$298,262	$37,189	$230,181	$36,417
Subscription fees	470	49,211	460	43,914
LSEG market data fees	—	20,500	—	15,594
Other	362	2,745	202	2,481
Total revenue	$299,094	$109,645	$230,843	$98,406
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2023	$25,746
New billings	42,461
Revenue recognized	(40,955)
Deferred revenue acquired in connection with the r8fin Acquisition	219
Effect of foreign currency exchange rate changes	17
Deferred revenue balance - March 31, 2024	$27,488
During the three months ended March 31, 2024, the Company recognized into revenue $15.8 million in deferred revenue that was deferred as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized into revenue $13.5 million in deferred revenue that was deferred as of December 31, 2022.
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
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was approximately 23.3% and 24.5%, respectively. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.

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
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed an estimated $2.7 million in tax liabilities of the contributed entity and the Company was indemnified by Refinitiv for these tax liabilities assumed. During the second quarter of 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015 and in the third quarter of 2023 paid $2.7 million in full settlement of the matter and the prior liabilities assumed. In the third quarter of 2023, Refinitiv reimbursed the Company for the $2.7 million paid to the State of New Jersey pursuant to the indemnification agreement. As of March 31, 2024 and December 31, 2023, there were no remaining tax liabilities accrued associated with the Refinitiv Contribution.
7.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from a Continuing LLC Owner, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by a Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are made within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation. The first payment of the Tax Receivable Agreement was made in January 2021. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of March 31, 2024 and December 31, 2023, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $432.0 million and $457.5 million, respectively. During each of the three months ended March 31, 2024 and 2023, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.

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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2024		March 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,098,420	90.2%	208,361,310	88.8%
Number of LLC Interests held by non-controlling interests	23,077,973	9.8%	26,335,148	11.2%
Total LLC Interests outstanding	236,176,393	100.0%	234,696,458	100.0%
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$126,142	$87,856
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	1,333	6,910
Net transfers (to) from non-controlling interests	1,333	6,910
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$127,475	$94,766
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and there have been no changes to those rights and privileges during the three months ended March 31, 2024.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisition (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
(1)On January 19, 2024, the Corporation issued 374,601 unregistered shares of class A common stock as partial consideration for the r8fin Acquisition (the “r8fin Acquisition Shares”), in reliance on Section 4(a)(2) of the Securities Act. The r8fin Acquisition Shares are considered issued and outstanding subsequent to their January 19, 2024 issuance, but remain subject to a lock-up that restricts the sale, transfer or disposal of these shares for the two year period following the January 19, 2024 closing date of the r8fin Acquisition. See Note 4 – Acquisitions for additional details on this acquisition.

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
Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including restricted stock units with only time-based vesting conditions (“RSUs”), performance-based restricted stock units with both time and performance-based vesting conditions, stock options and dividend equivalent rights. The Company refers to performance-based restricted stock units that vest based on the financial performance of the Company as “PRSUs” and performance-based restricted stock units that vest based on market conditions, such as total shareholder return, as “PSUs”. RSUs, PRSUs and PSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. Stock options have a maximum contractual term of 10 years.
During the three months ended March 31, 2024, the Company granted 445,452 RSUs, 201,546 PRSUs and 86,592 PSUs at a weighted-average grant-date fair value of $104.25, $104.66 and $149.00, respectively.
RSU awards granted to employees will generally vest one-third each year over a three-year period, and RSU awards granted to non-employee directors will vest after one year.
PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company. For PRSU awards granted during 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant. For PRSU awards granted during 2023 and prior, the financial performance of the Company was determined based on the financial performance of the Company in the grant year, and any earned awards that remain outstanding are subject to time-based vesting conditions. The performance modifier for PRSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount for PRSU awards granted during 2024 and 2023. PRSUs granted during 2022 and prior had a 200% maximum performance modifier.

PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier for PSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of PSUs granted on March 15, 2024 and 2023 was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in those models were as follows:

	March 15, 2024 PSU Grant	March 15, 2023 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	26.63%	28.81%
Risk-Free Interest Rate	4.44%	3.77%
A summary of the Company’s total stock-based compensation expense, is presented below:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Total stock-based compensation expense	$16,402	$11,610
The stock-based compensation expense above excludes $0.6 million and $0.3 million of stock-based compensation expense capitalized to software development costs during the three months ended March 31, 2024 and 2023, respectively.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. There were no share repurchases during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company acquired a total of 313,311 shares of Class A common stock, at an average price of $72.47, for purchases totaling $22.7 million.
Each share of Class A common stock repurchased pursuant to the share repurchase programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of March 31, 2024, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to share repurchase programs, the excess of the repurchase price paid over the par value of the Class A common stock is be recorded as a reduction to retained earnings.

Other Share Repurchases
During the three months ended March 31, 2024 and 2023, the Company withheld 452,821 and 574,824 shares, respectively, of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $96.80 and $69.34, respectively, and an aggregate value of $43.8 million and $39.9 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of March 31, 2024 and December 31, 2023, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Accounts receivable	$769	$688
Receivable and due from affiliates	2,540	192
Other assets	4	17
Accounts payable, accrued expenses and other liabilities	925	1,044
Deferred revenue	6,463	6,508
Payable and due to affiliates	334	1,327
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Revenue:
Subscription fees	$304	$833
LSEG market data fees (1)	20,500	15,594
Other fees	205	114
Expenses: (2)
Technology and communications	1,572	1,164
General and administrative	3	46
Professional fees	26	1
Occupancy	13	—
(1)The Company maintains a market data license agreement with an affiliate of LSEG (Refinitiv, which was rebranded as LSEG Data & Analytics during the fourth quarter of 2023). Under the agreement, the Company delivers to LSEG certain market data feeds which LSEG distributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains agreements with LSEG to provide the Company with certain market data, office space, finance, human resources and other administrative services.

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of March 31, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,424,660	$—	$—	$1,424,660
Receivable and due from affiliates – Foreign exchange derivative contracts	—	2,268	—	2,268
Total assets measured at fair value	$1,424,660	$2,268	$—	$1,426,928

As of December 31, 2023
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,543,644	$—	$—	$1,543,644
Total assets measured at fair value	$1,543,644	$—	$—	$1,543,644

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$775	$—	$775
Total liabilities measured at fair value	$—	$775	$—	$775
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$214,764	$192,877
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

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$4,351	$(1,160)
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

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of March 31, 2024	(dollars in thousands)
Assets
Cash and restricted cash	$121,221	$121,221	$—	$—	$121,221
Receivable from brokers and dealers and clearing organizations	676,111	—	676,111	—	676,111
Deposits with clearing organizations	114,601	114,601	—	—	114,601
Accounts receivable	192,601	—	192,601	—	192,601
Other assets – Memberships in clearing organizations	2,422	—	—	2,422	2,422
Total	$1,106,956	$235,822	$868,712	$2,422	$1,106,956

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Payable to brokers and dealers and clearing organizations	646,643	—	646,643	—	646,643
Total	$646,643	$—	$646,643	$—	$646,643

As of December 31, 2023
Assets
Cash and restricted cash	$163,824	$163,824	$—	$—	$163,824
Receivable from brokers and dealers and clearing organizations	381,178	—	381,178	—	381,178
Deposits with clearing organizations	36,806	36,806	—	—	36,806
Accounts receivable	168,407	—	168,407	—	168,407
Other assets – Memberships in clearing organizations	2,426	—	—	2,426	2,426
Total	$752,641	$200,630	$549,585	$2,426	$752,641

Liabilities
Securities sold under agreements to repurchase(1)	$21,612	$—	$21,612	$—	$21,612
Payable to brokers and dealers and clearing organizations	351,864	—	351,864	—	351,864
Total	$373,476	$—	$373,476	$—	$373,476
(1)As of December 31, 2023, Treasury securities with a fair value of $21.6 million collateralized the securities sold under agreements to repurchase liability. The liability amounts presented represent the gross liability and are not offset on the condensed consolidated statements of financial condition. The securities sold under agreements to repurchase liability were subsequently settled on January 2, 2024.
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $9.4 million and $8.9 million as of March 31, 2024 and December 31, 2023, respectively. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.
12.    Credit Risk
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
Historically the Company has used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. Under that arrangement, ICBC submitted the Company’s trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, the Company has and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly the Company has experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of March 31, 2024, we recorded a $676.1 million receivable and a $646.6 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $29.5 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of March 31, 2024 were fully settled during April 2024.
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with customers of the Company, which are cleared by a clearing broker. As between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days notice, that the Company provide cash deposits until the errors are resolved.
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
As of both March 31, 2024 and December 31, 2023, the Company maintained an allowance for credit losses with regard to these receivables of $0.3 million. For the three months ended March 31, 2024 and 2023, credit loss expense was $8,000 and $26,000, respectively.
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

Revolving Credit Facility
On November 21, 2023, the Company entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019 (the “2019 Revolving Credit Facility”). The 2019 Revolving Credit Facility was scheduled to mature in April 2024, but was terminated on November 21, 2023 in conjunction with entering into the 2023 Revolving Credit Facility. There were no outstanding borrowings under the 2019 Revolving Credit Facility at the time of termination and no penalties were due or owing and no penalties were required to be paid as a result of the termination.
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
Borrowings under the 2023 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 0.25% to 0.75%, or (b) a rate equal to (i) in the case of borrowings in US Dollars, Term SOFR plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (ii) in the case of borrowings in Sterling, SONIA subject to a 0.00% floor, and (iii) in the case of borrowings in Euros, EURIBOR, subject to a 0.00% floor, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 1.25% to 1.75%. The agreement that governs the 2023 Revolving Credit Facility also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.
As of both March 31, 2024 and December 31, 2023, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of March 31, 2024:

Amount
(dollars in thousands)
Remainder of 2024	$9,467
2025	5,355
2026	4,565
2027	4,526
2028	1,445
Thereafter	1,509
Total future lease payments	26,867
Less imputed interest	(2,164)
Lease liability	$24,703

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$126,142	$87,856
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(95)	(123)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$126,047	$87,733

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	212,709,872	208,105,437
Dilutive effect of PRSUs	500,978	286,563
Dilutive effect of options	599,574	1,469,219
Dilutive effect of RSUs	444,066	282,515
Dilutive effect of PSUs	406,363	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,660,853	210,143,734

Earnings per share - Basic	$0.59	$0.42
Earnings per share - Diluted	$0.59	$0.42
(1)During the three months ended March 31, 2024 and 2023, there was a total of 159,957 and 291,772, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

Anti-dilutive Shares:
PRSUs	—	—
Options	—	—
RSUs	426,980	360,193
PSUs	—	—
LLC Interests	23,077,973	26,340,754
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

15.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At March 31, 2024 and December 31, 2023, the regulatory capital requirements and regulatory capital for these entities are as follows:

	March 31, 2024			December 31, 2023
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$66,722	$3,707	$63,015	$50,243	$2,856	$47,387
DW	175,741	3,667	172,074	156,318	3,579	152,739
TWD	42,931	1,380	41,551	46,976	850	46,126
TEL	84,176	37,537	46,639	78,127	37,907	40,220
TWJ	6,478	2,394	4,084	6,963	2,029	4,934
TWEU	11,649	5,326	6,323	11,912	5,447	6,465
TESL	2,626	947	1,679	1,813	955	858
TESBV	1,645	824	821	1,683	843	840
YB	5,596	1,023	4,573	5,261	1,070	4,191
TDIFC	148	39	109	250	39	211
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$45,444	$13,000	$32,444	$43,286	$12,500	$30,786
DW SEF	14,032	8,591	5,441	13,309	8,669	4,640

	March 31, 2024			December 31, 2023
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$21,048	$3,250	$17,798	$22,068	$3,125	$18,943
DW SEF	8,770	2,148	6,622	7,935	2,167	5,768

16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Revenues
Institutional	$247,337	$198,852
Wholesale	97,211	76,100
Retail	35,169	31,863
Market Data	29,022	22,434
Total revenue	408,739	329,249
Operating expenses	241,061	206,683
Operating income	$167,678	$122,566
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
The following table provides revenue by geographic area:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Revenues
U.S.	$254,098	$208,702
International	154,641	120,547
Total revenue	$408,739	$329,249
The following table provides information on the attribution of long-lived assets by geographic area:

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Long-lived assets
U.S.	$4,080,381	$3,990,070
International	20,659	20,348
Total	$4,101,040	$4,010,418

17.    Subsequent Events
On April 25, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the second quarter of 2024. This dividend will be payable on June 17, 2024 to stockholders of record as of June 3, 2024.
On April 25, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $73.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of May 21, 2024, payable on June 4, 2024.
On April 5, 2024, the Company entered into a definitive agreement for TWM LLC to acquire directly and indirectly all of the outstanding equity interests of ICD Intermediate Holdco 1, LLC, which together with its wholly-owned subsidiaries, owns the Institutional Cash Distributors business (“ICD”). Pursuant to the terms of the purchase agreement, TWM LLC is required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation will also issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the seller, which such shares of Class A common stock will be issued and sold as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The acquisition is expected to close in the second half of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews.
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the acquisition of ICD and its proprietary technology, Tradeweb will add a new client channel serving corporate treasury professionals, complementing Tradeweb’s existing focus on institutional, wholesale and retail clients.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2023 Form 10-K.
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
Trends and Other Factors Impacting Our Performance

Acquisitions
We routinely evaluate potential acquisitions and engage in discussions and negotiations regarding potential acquisitions on an ongoing basis. Our revenues and profitability are affected by our acquisition activity, including the speed and cost at which we successfully integrate completed acquisitions into our existing business operations.

r8fin
On January 19, 2024, we completed our acquisition of r8fin in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the closing date at $36.7 million
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings, creating a valuable and broad-based approach to trading U.S. Treasuries and related futures trading. The r8fin acquisition is not material to our consolidated financial statements and did not have a significant impact to our results of operations for the three months ended March 31, 2024. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ICD
On April 5, 2024, we entered into a definitive agreement for TWM LLC to acquire directly and indirectly all of the outstanding equity interests of ICD Intermediate Holdco 1, LLC, which together with its wholly-owned subsidiaries, owns the Institutional Cash Distributors business (“ICD”). Pursuant to the terms of the purchase agreement, TWM LLC is required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation will also issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the seller, which such shares of Class A common stock will be issued and sold as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The acquisition is expected to close in the second half of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews.
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the acquisition of ICD and its proprietary technology, we will add a new and fast-growing client channel serving corporate treasury professionals, complementing our existing focus on institutional, wholesale and retail clients.
As part of Tradeweb, ICD will provide a comprehensive solution for corporate treasurers and asset managers worldwide to manage short-term liquidity needs and FX risk, as well as optimize yield and duration via our existing suite of products. ICD clients will retain the ability to fully integrate their workflows with leading third-party treasury management and accounting systems and ICD’s portfolio analytics solution. In addition to opportunities to cross-sell our products to ICD’s clients, we will aim to accelerate ICD’s growth and expansion by leveraging our international presence and offering money market funds to our existing network of clients globally.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three months ended March 31, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate. The adoption of the IRA will also not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Company does not anticipate a material impact to its financial condition, results of operations and cash flows from the Two Pillar Plan.
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
Operating Expenses
Employee Compensation and Benefits
Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring or acquiring new employees and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire additional employees to support revenue and earnings growth. As a result, employee compensation and benefits can vary from period to period.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment during each of the three months ended March 31, 2024 and 2023.
Interest Income
Interest income consists of interest earned from our cash deposited with large commercial banks and money market funds.

Interest Expense
Interest expense consists primarily of any interest expense incurred or payable on our tax receivable agreement liability, commitment fees payable on, and, if applicable, interest payable on any borrowings outstanding under our credit facility and amortization of deferred financing costs.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of March 31, 2024, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023
The following table sets forth a summary of our statements of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$408,739	$329,249	$79,490	24.1%
Total expenses	241,061	206,683	34,378	16.6%
Operating income	167,678	122,566	45,112	36.8%
Interest income	21,060	12,940	8,120	62.8%
Interest expense	(1,718)	(449)	(1,269)	282.6%
Other income (loss), net	—	341	(341)	N/M
Income before taxes	187,020	135,398	51,622	38.1%
Provision for income taxes	(43,638)	(33,205)	(10,433)	31.4%
Net income	143,382	102,193	41,189	40.3%
Less: Net income attributable to non-controlling interests	17,240	14,337	2,903	20.2%
Net income attributable to Tradeweb Markets Inc.	$126,142	$87,856	$38,286	43.6%
N/M = not meaningful
Revenues
Our revenues for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$335,451	82.1%	$266,598	81.0%	$68,853	25.8%
Subscription fees (1)	70,181	17.2	59,968	18.2	10,213	17.0%
Other	3,107	0.8	2,683	0.8	424	15.8%
Total revenue	$408,739	100.0%	$329,249	100.0%	$79,490	24.1%

Components of total revenue growth:
Constant currency change (2)						23.8%
Foreign currency impact						0.3%
Total revenue growth						24.1%
(1)Subscription fees for the three months ended March 31, 2024 and 2023 include $20.5 million and $15.6 million respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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

Our diversified offering across products, client sectors and geographies supported sustained growth amidst a continuingly complex macroeconomic backdrop, including geopolitical uncertainty, sustained broader market rate volatility and an inverted yield curve resulting in strong volumes and continued market share gains across our global asset classes. The primary driver of the $79.5 million increase in revenue was related to an $68.9 million increase in transaction fees and commissions to $335.5 million for the three months ended March 31, 2024 from $266.6 million for the three months ended March 31, 2023, primarily due to higher revenues for rate derivatives products, U.S. and European corporate bonds and U.S. and European government bonds.
Our total revenue by asset class for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$214,093	$170,505	$43,588	25.6%
Credit	115,839	89,017	26,822	30.1%
Equities	27,050	26,203	847	3.2%
Money Markets	16,791	14,807	1,984	13.4%
Market Data	29,022	22,434	6,588	29.4%
Other	5,944	6,283	(339)	(5.4)%
Total revenue	$408,739	$329,249	$79,490	24.1%
Our variable and fixed revenues by asset class for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$153,697	$60,396	$114,168	$56,337	$39,529	$4,059	34.6%	7.2%
Credit	108,028	7,811	82,364	6,653	25,664	1,158	31.2%	17.4%
Equities	24,674	2,376	23,897	2,306	777	70	3.3%	3.0%
Money Markets	12,563	4,228	10,414	4,393	2,149	(165)	20.6%	(3.8)%
Market Data	132	28,890	—	22,434	132	6,456	N/M	28.8%
Other	—	5,944	—	6,283	—	(339)	—	(5.4)%
Total revenue	$299,094	$109,645	$230,843	$98,406	$68,251	$11,239	29.6%	11.4%
N/M = not meaningful

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2024 and 2023, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2024		2023		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,260,697	$77,691,901	$871,381	$54,563,928	44.7%
Rates Cash	461,826	28,270,241	362,707	22,574,171	27.3%
Rates Derivatives	798,871	49,421,660	508,675	31,989,758	57.1%
Swaps / Swaptions Tenor (greater than 1 year)	502,364	31,037,693	285,896	17,965,246	75.7%
Other Rates Derivatives (1)	296,507	18,383,968	222,779	14,024,511	33.1%

Credit	34,920	2,143,970	32,303	2,021,376	8.1%
Cash Credit (2)	10,587	651,169	7,273	455,176	45.6%
Credit Derivatives, China Bonds and U.S. Cash EP	24,333	1,492,802	25,030	1,566,200	(2.8)%

Equities	27,451	1,681,443	19,534	1,218,571	40.5%
Equities Cash	12,613	775,061	10,491	656,093	20.2%
Equities Derivatives	14,838	906,382	9,043	562,478	64.1%

Money Markets	576,573	35,371,612	442,401	27,583,799	30.3%

Total (4)	$1,899,641	$116,888,926	$1,365,620	$85,387,674	39.1%
Total excluding Other Rates Derivatives (3)	$1,603,134	$98,504,958	$1,142,841	$71,363,163	40.3%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
(4)We acquired Yieldbroker on August 31, 2023 and acquired r8fin on January 19, 2024. Total volume reported includes volumes from each acquired business subsequent to the closing date of the applicable acquisition.
The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2024 and 2023 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
Rates	$1.98	$2.09	$(0.11)	(5.5)%
Rates Cash	$2.56	$2.54	$0.02	0.6%
Rates Derivatives	$1.65	$1.78	$(0.13)	(7.2)%
Rates Derivatives (greater than 1 year)	$2.49	$3.03	$(0.54)	(17.7)%
Other Rates Derivatives (1)	$0.22	$0.17	$0.05	30.1%

Credit	$50.39	$40.75	$9.64	23.6%
Cash Credit (2)	$150.84	$157.61	$(6.77)	(4.3)%
Credit Derivatives, China Bonds and U.S. Cash EP	$6.57	$6.81	$(0.24)	(3.5)%

Equities	$14.68	$19.64	$(4.96)	(25.3)%
Equities Cash	$25.95	$30.33	$(4.38)	(14.5)%
Equities Derivatives	$5.06	$7.21	$(2.15)	(29.8)%

Money Markets	$0.36	$0.38	$(0.02)	(6.1)%

Total	$2.56	$2.71	$(0.15)	(5.5)%
Total excluding Other Rates Derivatives (3)	$2.99	$3.20	$(0.21)	(6.6)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $43.6 million or 25.6% to $214.1 million for the three months ended March 31, 2024 compared to $170.5 million for the three months ended March 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. and European government bonds and an increase in fixed subscription fees. The fixed subscription fee increase was primarily driven by the addition of new dealers and customers to the rates platform, as well as pricing increases on some of the rates subscription services.
Average variable fees per million for rates decreased primarily due to a decrease in average variable fees per million for rates derivatives driven primarily by an increase in compression activity and shifts in the mix and duration of derivative products traded as compared to the prior period, while average variable fees per million for rates cash products remained relatively flat.
Credit. Revenues from our credit asset class increased by $26.8 million or 30.1% to $115.8 million for the three months ended March 31, 2024 compared to $89.0 million for the three months ended March 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for credit derivative products.
Average variable fees per million for credit increased primarily due to a shift in the mix of products traded from derivatives, China bonds and electronically processed U.S. corporate bonds to cash credit products, which have a higher variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class increased by $0.8 million or 3.2% to $27.1 million for the three months ended March 31, 2024 compared to $26.2 million for the three months ended March 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for equity derivatives products.
Average variable fees per million for equities decreased primarily due to a shift in the mix of products and size of units traded, including higher volume per unit traded in U.S. ETFs and higher volumes in equity derivatives.
Money Markets. Revenues from our money markets asset class increased by $2.0 million or 13.4% to $16.8 million for the three months ended March 31, 2024 compared to $14.8 million for the three months ended March 31, 2023 primarily due to higher variable transaction fees and commissions for repurchase agreements.

Average variable fees per million for money markets decreased primarily due to a shift in the mix of trading away from U.S. certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $6.6 million or 29.4% to $29.0 million for the three months ended March 31, 2024 compared to $22.4 million for the three months ended March 31, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Other. Revenues from our other asset class remained relatively flat with a decrease of only $0.3 million or 5.4% to $5.9 million for the three months ended March 31, 2024 compared to $6.3 million for the three months ended March 31, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$247,337	$198,852	$48,485	24.4%
Wholesale	97,211	76,100	21,111	27.7%
Retail	35,169	31,863	3,306	10.4%
Market Data	29,022	22,434	6,588	29.4%
Total revenue	$408,739	$329,249	$79,490	24.1%
Institutional. Revenues from our institutional client sector increased by $48.5 million or 24.4% to $247.3 million for the three months ended March 31, 2024 from $198.9 million for the three months ended March 31, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S. and European government bonds.
Wholesale. Revenues from our wholesale client sector increased by $21.1 million or 27.7% to $97.2 million for the three months ended March 31, 2024 from $76.1 million for the three months ended March 31, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from the r8fin acquisition, as well as higher revenues for U.S. and European corporate bonds and rates derivatives products.
Retail. Revenues from our retail client sector increased by $3.3 million or 10.4% to $35.2 million for the three months ended March 31, 2024 from $31.9 million for the three months ended March 31, 2023. The increase was derived primarily from higher revenues for U.S. corporate bonds and municipals.
Market Data. Revenues from our market data client sector increased by $6.6 million or 29.4% to $29.0 million for the three months ended March 31, 2024 from $22.4 million for the three months ended March 31, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$254,098	$208,702	$45,396	21.8%
International	154,641	120,547	34,094	28.3%
Total revenue	$408,739	$329,249	$79,490	24.1%

U.S. Revenues from U.S. clients increased by $45.4 million or 21.8% to $254.1 million for the three months ended March 31, 2024 from $208.7 million for the three months ended March 31, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivatives products and market data.
International. Revenues from International clients increased by $34.1 million or 28.3% to $154.6 million for the three months ended March 31, 2024 from $120.5 million for the three months ended March 31, 2023 primarily due to higher revenues for rates derivatives products, European corporate bonds, European government bonds and other government bonds.
Operating Expenses
Our expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$143,087	$114,493	$28,594	25.0%
Depreciation and amortization	49,337	45,404	3,933	8.7%
Technology and communications	21,310	17,567	3,743	21.3%
General and administrative	10,854	13,920	(3,066)	(22.0)%
Professional fees	11,800	11,176	624	5.6%
Occupancy	4,673	4,123	550	13.3%
Total expenses	$241,061	$206,683	$34,378	16.6%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $28.6 million or 25.0% to $143.1 million for the three months ended March 31, 2024 from $114.5 million for the three months ended March 31, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries and benefits to support our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $3.9 million or 8.7% to $49.3 million for the three months ended March 31, 2024 from $45.4 million for the three months ended March 31, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the r8fin and Yieldbroker acquisitions on January 19, 2024 and August 31, 2023, respectively, and an increase in amortization of software development costs driven by increases in investment in our infrastructure.
Technology and Communications. Expenses related to technology and communications increased by $3.7 million or 21.3% to $21.3 million for the three months ended March 31, 2024 from $17.6 million for the three months ended March 31, 2023. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs decreased by $3.1 million or 22.0% to $10.9 million for the three months ended March 31, 2024 from $13.9 million for the three months ended March 31, 2023. The decrease was primarily the result of a $4.7 million increase in foreign exchange gains during the three months ended March 31, 2024. Realized and unrealized foreign currency gains totaled $3.2 million during the three months ended March 31, 2024 as compared to $1.5 million in losses during three months ended March 31, 2023. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $0.6 million or 5.6% to $11.8 million for the three months ended March 31, 2024 from $11.2 million for the three months ended March 31, 2023. The increase was primarily due to an increase in professional fees related to acquisitions compared to the prior period and partially offset by a decrease in legal costs driven by costs incurred during the first quarter of 2023 in connection with regulatory compliance matters, including periodic information requests, that did not reoccur at the same rate during the first quarter of 2024.
Occupancy. Expenses related to occupancy costs increased by $0.6 million or 13.3% to $4.7 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023. The increase was primarily due to higher data center rent expense primarily driven by the completion of the NFI Acquisition technology integration during the first quarter of 2023 and the relocation of data centers to locations providing enhanced infrastructure and improved performance.

Interest Income
Interest income increased by $8.1 million to $21.1 million for the three months ended March 31, 2024 from $12.9 million for the three months ended March 31, 2023 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Interest Expense
Interest expense increased by $1.3 million to $1.7 million for the three months ended March 31, 2024 from $0.4 million for the three months ended March 31, 2023 primarily due to interest expense incurred on payments due under the Tax Receivable Agreement.
Other Income (Loss), Net
There was no other income (loss), net for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023 relating to the recording of an increase in a tax indemnification receivable from Refinitiv.
Income Taxes
Income tax expense increased by $10.4 million to $43.6 million for the three months ended March 31, 2024 from $33.2 million for the three months ended March 31, 2023. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2024 was approximately 23.3%, compared with 24.5% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three months ended March 31, 2024 and 2023. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
Liquidity and Capital Resources
Overview
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash on hand, cash flows from operations and availability under the 2023 Revolving Credit Facility (as defined in “— Factors Influencing Our Liquidity and Capital Resources — Indebtedness” below) and their sufficiency to fund our operating and investing activities.
Historically, we have generated significant cash flows from operations and have funded our business operations through cash on hand and cash flows from operations.
Our primary cash needs are for day to day operations, working capital requirements, clearing margin requirements, capital expenditures primarily for software and equipment, our expected dividend payments and our share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement and, at closing, to fund the pending acquisition of ICD with cash.
We expect to fund our short and long-term liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, in the case of an unexpected event in the future or otherwise, we may fund our liquidity requirements through borrowings under the 2023 Revolving Credit Facility.

We believe that our projected cash position, cash flows from operations and, if necessary, borrowings under the 2023 Revolving Credit Facility, will be sufficient to fund our liquidity requirements, including the pending acquisition of ICD, for at least the next 12 months. However, our future liquidity requirements could be higher than we currently expect as a result of various factors. For example, any future investments, acquisitions, joint ventures or other similar transactions, which we consider from time to time, may reduce our cash balance or require additional capital. In addition, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of revenues and cash flows from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, it will take the form of equity or debt financing, or both, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $1.5 billion and $1.7 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On April 25, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the second quarter of 2024. This dividend will be payable on June 17, 2024 to stockholders of record as of June 3, 2024.
In March 2024, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $21.3 million during the three months ended March 31, 2024.
Cash Distributions
On April 25, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $73.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of May 21, 2024, payable on June 4, 2024.
In March 2024, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $62.1 million during the three months ended March 31, 2024, including distributions to Tradeweb Markets Inc. of $56.0 million and distributions to non-controlling interests of $6.1 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended March 31, 2024, the Company did not repurchase any shares pursuant to the 2022 Share Repurchase Program. As of March 31, 2024, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the three months ended March 31, 2024, the Company withheld 452,821 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $96.80 and an aggregate value of $43.8 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of March 31, 2024, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $432.0 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of March 31, 2024, we expect to make tax receivable agreement liability payments of approximately $58.5 million within the next 12 months and approximately $373.5 million thereafter.
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
Indebtedness
As of March 31, 2024 and December 31, 2023, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019 (the “2019 Revolving Credit Facility”). Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of March 31, 2024, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding. The 2023 Revolving Credit Facility will mature on November 21, 2028.

The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of March 31, 2024, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2023 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through March 2030. In December 2023, the lease for our New York headquarters was extended for an amended term through December 2024, as we continue to evaluate our office space needs for the future.
As of March 31, 2024, our operating lease liabilities totaled $24.7 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $10.9 million and $16.0 million, respectively.
Capital Expenditures and Acquisitions
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. Excluding cash paid at closing for acquisitions, we expect total cash paid for capital expenditures and software development costs for fiscal year 2024 to be between $75 million and $83 million, compared to expenditures of $61.8 million in fiscal year 2023, with the midpoint of our 2024 capital expenditure guidance up 28% versus fiscal year 2023 primarily due to anticipated capitalized integration spend associated with the acquisitions of Yieldbroker and r8fin. Excluding the 2024 integration and other one-time spend, the mid-point growth is projected to be approximately 15% higher year over year. Cash paid for capital expenditures and software development costs during the three months ended March 31, 2024 totaled $17.3 million, excluding cash paid at closing for acquisitions.
In addition, on April 5, 2024, we entered into a definitive agreement for TWM LLC to acquire ICD for $785 million in cash, subject to customary working capital and other adjustments. The acquisition is expected to close in the second half of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews and the purchase price is expected to be funded with cash and cash equivalents on hand.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2024 and December 31, 2023, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $78.4 million and $76.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.

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
Historically we have used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Under that arrangement, ICBC submitted our trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly we have experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of March 31, 2024, we recorded a $676.1 million receivable and a $646.6 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $29.5 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of March 31, 2024 were fully settled during April 2024. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
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

Our working capital as of March 31, 2024 and December 31, 2023 was as follows:

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Cash and cash equivalents	$1,544,881	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	676,111	381,178
Deposits with clearing organizations	114,601	36,806
Accounts receivable	192,601	168,407
Receivable and due from affiliates	2,540	192
Total current assets	2,531,734	2,294,051
Securities sold under agreements to repurchase	—	21,612
Payable to brokers and dealers and clearing organizations	646,643	351,864
Accrued compensation	81,765	164,329
Deferred revenue	27,488	25,746
Payable and due to affiliates	334	1,327
Current portion of:
Accounts payable, accrued expenses and other liabilities	86,675	56,878
Lease liabilities	10,069	11,347
Tax receivable agreement liability	58,518	26,804
Total current liabilities	911,492	659,907
Total working capital	$1,620,242	$1,634,144
Current Assets
Current assets increased to $2.5 billion as of March 31, 2024 from $2.3 billion as of December 31, 2023 primarily due to an increase in receivables from brokers and dealers and clearing organizations resulting from a higher value of fails to deliver, all of which settled in April 2024, and an increase in deposits with clearing organizations which contributed to the offsetting decline in cash and cash equivalents. The increase in brokers and dealers and clearing organizations and deposits with clearing organizations were both primarily the result of increased unsettled wholesale platforms transactions due to the timing of the settlement of Treasury auctions and unidirectional flow by counterparties at the end of the month which impacted FICC margin requirement calculations. See “—Cash Flows”) below for a discussion of the remaining decline in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $911.5 million as of March 31, 2024 from $659.9 million as of December 31, 2023 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher value of fails to receive, all of which settled in April 2024. The increase in fails was the result of increased unsettled wholesale platforms transactions, due to the timing of the settlement of Treasury auctions. This increase was partially offset by a decrease in accrued compensation as a result of annual bonus payments, which occurred during the three months ended March 31, 2024.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$37,914	$70,840
Net cash used in investing activities	(106,991)	(16,714)
Net cash used in financing activities	(90,770)	(80,456)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,740)	1,776
Net increase (decrease) in cash, cash equivalents and restricted cash	$(161,587)	$(24,554)
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
Net cash provided by operating activities for the three months ended March 31, 2024 was $37.9 million, a decrease of $32.9 million over the three months ended March 31, 2023, primarily driven by an increase in cash used to fund deposits with clearing organizations partially offset by an increase in net income and other changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $107.0 million for the three months ended March 31, 2024, which consisted of $89.2 million of total net cash paid for the r8fin Acquisition (net of cash acquired), $10.7 million of capitalized software development costs, $6.6 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $16.7 million for the three months ended March 31, 2023, which consisted of $9.8 million of capitalized software development costs and $6.9 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $90.8 million, and was primarily driven by $37.8 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $25.5 million in payments due under our Tax Receivable Agreement and $21.3 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the three months ended March 31, 2023 was $80.5 million, and was primarily driven by $32.9 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $20.8 million in share repurchases pursuant to the 2022 Share Repurchase Program and $18.7 million in cash dividends to our Class A and Class B common stockholders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Cash flow from operating activities	$37,914	$70,840
Less: Capitalization of software development costs	(10,678)	(9,835)
Less: Purchases of furniture, equipment and leasehold improvements	(6,589)	(6,879)
Free Cash Flow	$20,647	$54,126
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
Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin
Adjusted EBITDA is defined as net income before interest income, interest expense, provision for income taxes and depreciation and amortization, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and other income and loss.
Adjusted EBIT is defined as net income before interest income, interest expense and provision for income taxes, adjusted for the impact of certain other items, including merger and acquisition transaction and integration costs, certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, depreciation and amortization related to acquisitions and the Refinitiv Transaction, unrealized gains and losses from outstanding foreign currency forward contracts, gains and losses from the revaluation of foreign denominated cash and other income and loss.
Net income margin is defined as net income, divided by revenue for the applicable period. Adjusted EBITDA margin and Adjusted EBIT margin are defined as Adjusted EBITDA and Adjusted EBIT, respectively, divided by revenue for the applicable period.

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. Beginning on August 30, 2021, we also exclude the non-cash accelerated stock-based compensation expense associated with our former CFO and beginning on February 11, 2022 the incremental non-cash accelerated stock-based compensation expense associated with our retired CEO and related payroll taxes are also excluded, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our former CFO and retired CEO was fully amortized on January 4, 2022 and December 31, 2022, respectively. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Net income	$143,382	$102,193
Merger and acquisition transaction and integration costs (1)	3,614	585
Interest income	(21,060)	(12,940)
Interest expense	1,718	449
Depreciation and amortization	49,337	45,404
Stock-based compensation expense (2)	1,183	850
Provision for income taxes	43,638	33,205
Foreign exchange (gains) / losses (3)	(2,284)	2,798
Tax receivable agreement liability adjustment (4)	—	—
Other (income) loss, net	—	(341)
Adjusted EBITDA	$219,528	$172,203
Less: Depreciation and amortization	(49,337)	(45,404)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	34,367	31,617
Adjusted EBIT	$204,558	$158,416
Net income margin	35.1%	31.0%
Adjusted EBITDA margin	53.7%	52.3%
Adjusted EBIT margin	50.0%	48.1%
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

	Three Months Ended
	March 31,
	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	53.7%	52.3%	+141 bps	+179 bps
Adjusted EBIT margin	50.0%	48.1%	+193 bps	+231 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands except per share amounts)
Earnings per diluted share	$0.59	$0.42
Net income attributable to Tradeweb Markets Inc.	$126,142	$87,856
Net income attributable to non-controlling interests (1)	17,240	14,337
Net income	143,382	102,193
Provision for income taxes	43,638	33,205
Merger and acquisition transaction and integration costs (2)	3,614	585
D&A related to acquisitions and the Refinitiv Transaction (3)	34,367	31,617
Stock-based compensation expense (4)	1,183	850
Foreign exchange (gains) / losses (5)	(2,284)	2,798
Tax receivable agreement liability adjustment (6)	—	—
Other (income) loss, net	—	(341)
Adjusted Net Income before income taxes	223,900	170,907
Adjusted income taxes (7)	(55,975)	(41,872)
Adjusted Net Income	$167,925	$129,035
Adjusted Diluted EPS (8)	$0.71	$0.54
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% and 24.5% applied to Adjusted Net Income before income taxes for the three months ended March 31, 2024 and 2023, respectively.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2024 and 2023:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended
	March 31,
	2024	2023
Diluted weighted average shares of Class A and Class B common stock outstanding	214,660,853	210,143,734
Weighted average of other participating securities (1)	159,957	291,772
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,077,973	26,340,754
Adjusted diluted weighted average shares outstanding	237,898,783	236,776,260
Adjusted Net Income (in thousands)	$167,925	$129,035
Adjusted Diluted EPS	$0.71	$0.54
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
The most significant accounting estimates associated with the r8fin Acquisition that closed in January 2024 was the valuation of the acquired definite-lived intangible customer relationship asset (the “Customer Relationships”), which was valued at approximately $56.5 million as of the date of the closing of the acquisition and the valuation of the developed technology, which was valued at approximately $28.0 million. The majority of the residual total purchase price of $41.4 million, net of cash acquired, was primarily allocated to goodwill, which was measured at approximately $42.2 million as of the date of the closing of the acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of the acquisition. Management is responsible for these valuations and appraisals.

The valuation of the Customer Relationships and the developed technology primarily included significant unobservable inputs (Level 3), creating a significant level of estimation uncertainty. Customer Relationships were valued using the income approach, specifically a multi-period excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then examines the excess return that is attributable to the intangible asset being valued. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the Customer Relationships relative to the overall business. In developing a discount rate for the Customer Relationships, the Company estimated a weighted-average cost of capital for the overall business and employed an intangible asset risk premium to this rate when discounting the excess earnings related to Customer Relationships. The resulting discounted cash flows were then tax-affected at the applicable statutory rate.
The developed technology was valued using the income approach, specifically the relief-from-royalty method (“RFRM”). The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the developed technology relative to the overall business as discussed above relating to the customer relationships.
For GAAP purposes, the Customer Relationships will be amortized over a useful life of 13 years and the developed technology acquired will be amortized over a useful life of seven years. Any changes in the discount rate used for valuing the acquired assets or the estimated useful life used for amortization purposes could have a material impact on our condensed consolidated statements of financial condition and condensed consolidated statement of income. Any increases or decreases in the allocation of purchase price to Customer Relationships or the developed technology acquired, which are both amortizable assets, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our condensed consolidated statements of financial condition as well as the amortization expense recorded on our condensed consolidated statements of income over the life of the asset. Any changes in the estimated useful life of the assets would also impact timing of the reduction of the net balance of intangible assets or software development costs, net of accumulated amortization on our condensed consolidated statements of financial condition and the timing of the recognition of amortization expense on our condensed consolidated statements of income. The primary areas of the preliminary purchase price allocation that are not yet finalized as of March 31, 2024 relate primarily to the valuation of the identifiable intangible assets and software and the finalization of working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of the closing of the acquisition.
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
We earn fees from LSEG relating to the sale of market data to LSEG, which distributes that data. Included in these fees are real-time market data fees which are recognized monthly on a straight-line basis as LSEG receives and consumes the benefit evenly, over the contact period, as the data is provided, and fees for historical data sets which are recognized when the historical data set is provided to LSEG.

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
During each of the three months ended March 31, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date. For performance-based restricted stock units that vest based on market conditions, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the performance-based restricted stock units that vest based on market conditions are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2024, we granted 86,592 performance-based restricted stock units that vest based on market conditions with a grant date fair value totaling $12.9 million, which will be amortized into expense on a straight-line basis through December 31, 2026. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 26.63% and a risk-free interest rate of 4.44%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three months ended March 31, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.
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

In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of March 31, 2024 and December 31, 2023, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Tax Receivable Agreement
Tradeweb Markets Inc. entered into a Tax Receivable Agreement with TWM LLC and the Continuing LLC Owners which provides for the payment by Tradeweb Markets Inc. to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that Tradeweb Markets Inc. actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from a Continuing LLC Owner, including with the net proceeds from the IPO, the October 2019 and April 2020 follow-on offerings and any future offering or (b) redemptions or exchanges by a Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to Tradeweb Markets Inc. making payments under the Tax Receivable Agreement. Substantially all payments due under the Tax Receivable Agreement are payable over the 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. The timing of the payments over the 15 year period is dependent upon our annual taxable income over the same period. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. This requires significant judgment relating to projecting future earnings, the geographic mix of those earnings and the timing of deferred taxes becoming current.
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our actual tax savings realized will be reflected in income before taxes in the period in which the change occurs.
Recent Accounting Pronouncements and Recent SEC Final Rules
See Note 2 – Significant Accounting Policies to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and recent SEC final rule activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Foreign Currency and Derivative Risk
We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies.
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
% of revenue denominated in foreign currencies (1)	30%	28%
% of operating expenses denominated in foreign currencies (2)	16%	14%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $1.2 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Euros	$1.09	$1.07
British pound sterling	$1.27	$1.21
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three months ended March 31, 2024 and 2023:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	March 31,
	2024	2023
Increase (decrease) in revenue	$50	$1,000
Increase (decrease) in operating income	$(500)	$1,400

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three months ended March 31, 2024 and 2023:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	March 31,
		2024		2023
All currencies
Effect of 10% change on revenue	+/-	$13,400	+/-	$10,300
Effect of 10% change on operating income	+/-	$9,000	+/-	$7,200
Euros
Effect of 10% change on revenue	+/-	$11,900	+/-	$9,500
Effect of 10% change on operating income	+/-	$11,400	+/-	$9,200
British pound sterling
Effect of 10% change on revenue	+/-	$500	+/-	$400
Effect of 10% change on operating income	+/-	$2,700	+/-	$2,000
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2024 and December 31, 2023, the notional amount of our foreign currency forward contracts was $214.8 million and $192.9 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $4.4 million gain and a $1.2 million loss during the three months ended March 31, 2024 and 2023, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of March 31, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of both March 31, 2024 and December 31, 2023, the allowance for credit losses with regard to these receivables totaled $0.3 million.
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
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with customers of the Company, which are cleared by a clearing broker. As between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2023 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2023 Form 10-K.
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
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, we did not repurchase any securities pursuant to share repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended March 31, 2024.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Billy Hult Chief Executive Officer and Director	Adoption	February 8, 2024	Sale of an amount equal to up to 98,000 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement.	February 8, 2025
Sara Furber Chief Financial Officer	Adoption	February 16, 2024
Sale of an amount equal to up to: (A) 5,410 shares of Class A common stock, plus (B) (i) 10,807 shares of Class A common stock to be issued upon the vesting on March 15, 2024 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2024 in settlement of dividend equivalent rights in respect of the 10,807 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2022 - March 15, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C) (i) 4,948 shares of Class A common stock to be issued upon the vesting on March 31, 2024 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 31, 2024 in settlement of dividend equivalent rights in respect of the 4,948 shares subject to the restricted stock units that accrued during the award’s vesting period of March 31, 2023 - March 31, 2024, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
July 26, 2024
Enrico Bruni Managing Director, Head of Europe and Asia Business	Adoption	March 1, 2024	Sale of an amount equal to up to 50,000 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement.	December 13, 2024
(1)    In each case, the Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
During the three months ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PSU Award Agreement (Form of PSU Agreement for Mr. Hult).

10.2*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PSU Award Agreement (Form of PSU Agreement for other Executive Officers).

10.3*†++	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult).

10.4*†++	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers).

10.5*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 RSU Award Agreement (Form of RSU Agreement for Mr. Hult).

10.6*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 RSU Award Agreement (Form of RSU Agreement for other Executive Officers).

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

TRADEWEB MARKETS INC.

April 25, 2024	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

April 25, 2024	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)