Form 10-Q
period 2024-06-30
Tradeweb Markets Inc.
filed 2024-07-25
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 18, 2024
Class A Common Stock, par value $0.00001 per share	116,292,668
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,076,973

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,718,230	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	432,037	381,178
Deposits with clearing organizations	62,694	36,806
Accounts receivable, net of allowance for credit losses of $158 and $284 at June 30, 2024 and December 31, 2023, respectively	233,084	168,407
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	32,456	33,559
Lease right-of-use assets	25,662	25,206
Software development costs, net of accumulated amortization	151,418	131,332
Goodwill	2,857,713	2,815,524
Intangible assets, net of accumulated amortization	1,004,116	1,004,797
Receivable and due from affiliates	2,980	192
Deferred tax asset	684,200	684,250
Other assets	78,951	70,819
Total assets	$7,284,541	$7,059,538

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$—	$21,612
Payable to brokers and dealers and clearing organizations	424,751	351,864
Accrued compensation	119,270	164,329
Deferred revenue	28,174	25,746
Accounts payable, accrued expenses and other liabilities	77,148	57,501
Lease liabilities	28,105	27,463
Payable and due to affiliates	—	1,327
Deferred tax liability	18,751	20,767
Tax receivable agreement liability	380,937	457,523
Total liabilities	1,077,136	1,128,132

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,282,605 and 115,090,787 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,076,973 and 5,077,973 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,795,562	4,738,758
Accumulated other comprehensive income (loss)	(7,920)	(5,389)
Retained earnings	843,158	640,384
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,630,802	5,373,755
Non-controlling interests	576,603	557,651
Total equity	6,207,405	5,931,406
Total liabilities and equity	$7,284,541	$7,059,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Transaction fees and commissions	$330,475	$246,461	$665,926	$513,059
Subscription fees	50,746	45,748	100,427	90,122
LSEG market data fees	20,581	15,461	41,081	31,055
Other	3,149	2,943	6,256	5,626
Total revenue	404,951	310,613	813,690	639,862

Expenses
Employee compensation and benefits	137,236	103,924	280,323	218,417
Depreciation and amortization	49,936	45,887	99,273	91,291
Technology and communications	24,230	18,701	45,540	36,268
General and administrative	12,755	11,072	23,609	24,992
Professional fees	13,324	10,666	25,124	21,842
Occupancy	4,976	4,028	9,649	8,151
Total expenses	242,457	194,278	483,518	400,961
Operating income	162,494	116,335	330,172	238,901
Interest income	21,511	15,576	42,571	28,516
Interest expense	(542)	(467)	(2,260)	(916)
Other income (loss), net	—	(456)	—	(115)
Income before taxes	183,463	130,988	370,483	266,386
Provision for income taxes	(47,047)	(29,049)	(90,685)	(62,254)
Net income	136,416	101,939	279,798	204,132
Less: Net income attributable to non-controlling interests	17,177	12,857	34,417	27,194
Net income attributable to Tradeweb Markets Inc.	$119,239	$89,082	$245,381	$176,938

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.56	$0.42	$1.15	$0.84
Diluted	$0.55	$0.42	$1.14	$0.83
Weighted average shares outstanding:
Basic	213,162,158	211,569,728	212,936,015	209,847,153
Diluted	214,895,947	213,156,753	214,778,342	211,659,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$136,416	$101,939	$279,798	$204,132
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2024 and 2023	(439)	1,184	(2,803)	3,833
Other comprehensive income (loss), net of tax	(439)	1,184	(2,803)	3,833

Comprehensive income	135,977	103,123	276,995	207,965
Less: Net income attributable to non-controlling interests	17,177	12,857	34,417	27,194
Less: Foreign currency translation adjustments attributable to non-controlling interests	(43)	117	(275)	414
Comprehensive income attributable to Tradeweb Markets Inc.	$118,843	$90,149	$242,853	$180,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisition	—	—	—	—	36,692	—	—	—	36,692
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Foreign currency translation adjustments	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
Issuance of common stock from equity incentive plans	—	—	—	—	2,021	—	—	—	2,021
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	761	—	—	—	761
Adjustments to non-controlling interests	—	—	—	—	(2,198)	—	—	2,198	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,963)	(9,963)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,321)	—	(21,321)
Stock-based compensation expense	—	—	—	—	24,350	—	—	—	24,350
Payroll taxes paid for stock-based compensation	—	—	—	—	(447)	—	—	—	(447)
Net income	—	—	—	—	—	—	119,239	17,177	136,416
Foreign currency translation adjustments	—	—	—	—	—	(396)	—	(43)	(439)
Balance at June 30, 2024	$1	$1	$—	$—	$4,795,562	$(7,920)	$843,158	$576,603	$6,207,405
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net income	$279,798	$204,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	99,273	91,291
Stock-based compensation expense	40,117	27,323
Deferred taxes	17,008	49,264
Other (income) loss, net	—	115
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	22,027	362
Deposits with clearing organizations	(25,902)	50
Accounts receivable	(64,949)	(18,239)
Receivable and due from affiliates/payable and due to affiliates, net	(4,356)	(5,277)
Other assets	3,554	1,334
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(21,612)	—
Accrued compensation	(44,448)	(66,974)
Deferred revenue	2,226	4,555
Accounts payable, accrued expenses and other liabilities	20,848	(3,997)
Net cash provided by operating activities	323,584	283,939
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(89,224)	—
Cash paid for foreign currency call option	—	(2,389)
Cash paid for investments	(11,585)	—
Purchases of furniture, equipment, software and leasehold improvements	(11,417)	(11,166)
Capitalized software development costs	(22,478)	(20,505)
Net cash used in investing activities	(134,704)	(34,060)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	—	(30,056)
Proceeds from stock-based compensation exercises	4,828	7,582
Dividends	(42,607)	(37,781)
Distributions to non-controlling interests	(16,058)	(5,569)
Payroll taxes paid for stock-based compensation	(44,457)	(41,748)
Payments on tax receivable agreement liability	(76,586)	(5,724)
Net cash used in financing activities	(174,880)	(113,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,238)	2,589
Net increase (decrease) in cash, cash equivalents and restricted cash	11,762	139,172
Cash, cash equivalents and restricted cash
Beginning of period	1,707,468	1,258,229
End of period	$1,719,230	$1,397,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$61,414	$19,026
Cash paid for interest	$1,757	$413
Non-cash investing and financing activities
Issuance of common stock for business acquisition	$36,692	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$165	$1,203
Unsettled share repurchases included in other liabilities	$—	$252
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$27,976
Deferred tax asset	$19,119	$70,886

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2024	2023
Cash and cash equivalents	$1,718,230	$1,706,468
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,719,230	$1,707,468

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of June 30, 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. As of December 31, 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC.
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
•TW Technology and Trading Private Limited ("TTTL"), a private limited company incorporated in Mumbai, India.
In November 2023, TWM LLC and the Corporation entered into a definitive agreement for TWM LLC to acquire all of the outstanding equity interests of R8FIN Holdings LP (together with its subsidiaries, “r8fin”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings. The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews. The total consideration was $125.9 million, consisting of cash and the issuance of shares of Class A common stock of the Corporation (the “r8fin Acquisition”). See Note 4 – Acquisitions for additional details on this acquisition.
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
As of June 30, 2024:
•The public investors collectively owned 116,282,605 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.8% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 88,644 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 were impacted by 125,012 and 142,484, respectively, of weighted average shares resulting from unvested restricted stock units and unsettled vested performance-based restricted stock units that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and six months ended June 30, 2024 also include 1,733,789 and 1,842,327, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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

Additions to the allowance for credit losses are charged to credit loss expense, which is included in general and administrative expenses in the condensed consolidated statements of income. Aged balances that are determined to be uncollectible are written off against the allowance for credit losses. An allowance for credit losses is also recognized for any credit impairment for available-for-sale debt securities. See Note 12 – Credit Risk for additional information.
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
As of June 30, 2024 and December 31, 2023, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $105.7 million and $95.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.2 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $10.5 million and $10.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, accumulated amortization related to software development costs totaled $254.0 million and $222.5 million, respectively. Amortization expense for software development costs was $16.0 million and $13.8 million for the three months ended June 30, 2024 and 2023, respectively, and $31.6 million and $27.2 million for the six months ended June 30, 2024 and 2023, respectively.

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
As of June 30, 2024 and December 31, 2023, accumulated amortization related to intangible assets totaled $599.6 million and $542.4 million, respectively. Amortization expense for definite-lived intangible assets was $28.7 million and $26.8 million for the three months ended June 30, 2024 and 2023, respectively, and $57.2 million and $53.6 million for the six months ended June 30, 2024 and 2023, respectively.
Investments in Available-for-Sale Debt Securities
Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive loss in the condensed consolidated statements of financial condition until realized. On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the condensed consolidated statements of operations. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of other assets on the condensed consolidated statements of financial condition.
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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the three and six months ended June 30, 2024 and 2023.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 5 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized losses totaled $0.8 million and $1.4 million during the three months ended June 30, 2024 and 2023, respectively, and realized and unrealized losses during the six months ended June 30, 2024 and 2023 totaled $2.0 million and $1.8 million, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 11 – Fair Value of Financial Instruments for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities, and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains on foreign currency forward contracts during the three months ended June 30, 2024 and 2023 totaled $2.6 million and $2.2 million, respectively and realized and unrealized gains on foreign currency forward contracts during the six months ended June 30, 2024 and 2023 totaled $6.9 million and $1.0 million, respectively. Realized and unrealized gains on the foreign currency call option on Australian dollars during both the three and six months ended June 30, 2023 totaled $0.6 million. As of June 30, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (”CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate.

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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both June 30, 2024 and December 31, 2023, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
The final purchase price was allocated as follows:

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
(1) The net working capital and other closing adjustments receivable of $14,000 as of June 30, 2024 was collected in July 2024.
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

During the three and six months ended June 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, in transaction costs incurred to effect the r8fin Acquisition, which are included as a component of professional fees in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2024, the Company also recognized $0 and $51,000, respectively, in transaction costs incurred to effect the r8fin Acquisition, which are included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

The r8fin Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.
ICD
On April 5, 2024, the Company entered into a definitive agreement for TWM LLC to acquire the Institutional Cash Distributors business (“ICD”) by purchasing all of the outstanding equity interests of each of ICD Intermediate Holdco 1, LLC, SCIC - ICD Blocker 1, Inc. and Parthenon Investors V ICD Blocker, Inc. Pursuant to the terms of the purchase agreement, TWM LLC is required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation will also issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the seller, which such shares of Class A common stock will be issued and sold as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The acquisition is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews.

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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$294,003	$36,472	$209,634	$36,827
Subscription fees	465	50,281	470	45,278
LSEG market data fees	—	20,581	—	15,461
Other	382	2,767	264	2,679
Total revenue	$294,850	$110,101	$210,368	$100,245

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$592,265	$73,661	$439,815	$73,244
Subscription fees	935	99,492	930	89,192
LSEG market data fees	—	41,081	—	31,055
Other	744	5,512	466	5,160
Total revenue	$593,944	$219,746	$441,211	$198,651
Deferred Revenue
The Company records deferred revenue when cash payments are received or due in advance of services to be performed. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2023	$25,746
New billings	81,074
Revenue recognized	(78,882)
Deferred revenue acquired in connection with the r8fin Acquisition	219
Effect of foreign currency exchange rate changes	17
Deferred revenue balance - June 30, 2024	$28,174
During the six months ended June 30, 2024, the Company recognized into revenue $22.6 million in deferred revenue that was deferred as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized into revenue $19.6 million in deferred revenue that was deferred as of December 31, 2022.
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

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was approximately 25.6% and 22.2%, respectively. The effective tax rate for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.
The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was approximately 24.5% and 23.4%, respectively. The effective tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.
The Company has obtained, and expects to obtain, an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have, the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 7 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the condensed consolidated statements of financial condition.
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity and the Company was indemnified by Refinitiv for these tax liabilities assumed. During the second quarter of 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015 and in the third quarter of 2023 paid $2.0 million in full settlement of the matter and the prior liabilities assumed. In the third quarter of 2023, Refinitiv reimbursed the Company for the $2.0 million paid to the State of New Jersey pursuant to the indemnification agreement. As of June 30, 2024 and December 31, 2023, there were no remaining tax liabilities accrued associated with the Refinitiv Contribution.
7.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from a Continuing LLC Owner, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by a Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are due within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation, estimated payments may be made in advance. The first payment of the Tax Receivable Agreement was made in January 2021. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
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

The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of June 30, 2024 and December 31, 2023, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $380.9 million and $457.5 million, respectively. During each of the three and six months ended June 30, 2024 and 2023, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2024		June 30, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,215,797	90.2%	211,601,209	90.2%
Number of LLC Interests held by non-controlling interests	23,076,973	9.8%	23,080,571	9.8%
Total LLC Interests outstanding	236,292,770	100.0%	234,681,780	100.0%
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement at the election of the members for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$119,239	$89,082	$245,381	$176,938
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(2,198)	72,870	(865)	79,780
Net transfers (to) from non-controlling interests	(2,198)	72,870	(865)	79,780
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$117,041	$161,952	$244,516	$256,718
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and there have been no changes to those rights and privileges during the six months ended June 30, 2024.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisition (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
Activities related to exchanges of LLC Interests	1,000	—	—	(1,000)	—
Issuance of common stock from equity incentive plans	116,377	—	—	—	116,377
Balance at June 30, 2024	116,282,605	96,933,192	18,000,000	5,076,973	236,292,770
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

In connection with organizational changes, on June 17, 2024, the Company determined that the employment of Thomas Pluta, President of the Company, will terminate effective September 30, 2024. In connection with the termination of his employment, Mr. Pluta will also resign from the Board of Directors of the Company effective September 30, 2024. As of June 17, 2024, there was approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that will be accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represents regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represents accelerated stock-based compensation expense. During the three months ended June 30, 2024, the Company incurred a total of $0.3 million in accelerated stock-based compensation expense relating to Mr. Pluta’s departure, with the remaining $2.4 million to be recorded during the three months ending September 30, 2024.
During the three months ended June 30, 2024, the Company granted 12,526 RSUs at a weighted-average grant-date fair value of $112.82. No PRSUs or PSUs were granted during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company granted 457,978 RSUs, 201,546 PRSUs and 86,592 PSUs at a weighted-average grant-date fair value of $104.48, $104.66 and $149.00, respectively.
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

	March 15, 2024 PSU Grant	March 15, 2023 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	26.63%	28.81%
Risk-Free Interest Rate	4.44%	3.77%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Total stock-based compensation expense	$23,715	$15,712	$40,117	$27,323
The stock-based compensation expense above excludes $0.6 million and $0.4 million of stock-based compensation expense capitalized to software development costs during the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively.

Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. There were no share repurchases during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company acquired a total of 107,365 and 420,676 shares of Class A common stock, at an average price of $70.81 and $72.05, for purchases totaling $7.6 million and $30.3 million, respectively.
Each share of Class A common stock repurchased pursuant to the share repurchase programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest from the Corporation in order to maintain the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of June 30, 2024, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to share repurchase programs, the excess of the repurchase price paid over the par value of the Class A common stock is be recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended June 30, 2024 and 2023, the Company withheld 2,505 and 26,259 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $107.57 and $71.23, respectively, and an aggregate value of $0.3 million and $1.9 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2024 and 2023, the Company withheld 455,326 and 601,083 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.24 and $69.42, respectively, and an aggregate value of $44.3 million and $41.7 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.

10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of June 30, 2024 and December 31, 2023, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Accounts receivable	$751	$688
Receivable and due from affiliates	2,980	192
Other assets	43	17
Accounts payable, accrued expenses and other liabilities	1,597	1,044
Deferred revenue	6,434	6,508
Payable and due to affiliates	—	1,327
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue:
Subscription fees	$271	$638	$575	$1,471
LSEG market data fees (1)	20,581	15,461	41,081	31,055
Other fees	155	136	360	250
Expenses: (2)
Employee compensation and benefits	—	17	—	17
Technology and communications	1,556	1,487	3,128	2,651
General and administrative	2	(46)	5	—
Professional fees	39	—	65	1
Occupancy	26	20	39	20
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

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of June 30, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,562,815	$—	$—	$1,562,815
Receivable and due from affiliates – Foreign exchange derivative contracts	—	2,626	—	2,626
Other assets – Investment in available for sale debt securities	—	—	10,102	10,102
Total assets measured at fair value	$1,562,815	$2,626	$10,102	$1,575,543

As of December 31, 2023
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,543,644	$—	$—	$1,543,644
Total assets measured at fair value	$1,543,644	$—	$—	$1,543,644

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$775	$—	$775
Total liabilities measured at fair value	$—	$775	$—	$775
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
In April 2024, the Company made an investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying condensed consolidated statements of financial condition at a fair value and amortized cost basis of $10.1 million as of June 30, 2024. There were no fair value adjustments or credit losses recorded on the convertible note during the three and six months ended June 30, 2024. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million ($79.9 million U.S. dollars as translated as of June 30, 2023), in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker acquisition. The valuations for the Company’s foreign currency forward contracts and foreign currency call option are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts and the foreign currency call option are categorized as Level 2 in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$229,131	$192,877
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$2,560	$2,198	$6,911	$1,038
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$—	$618	$—	$618
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

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2024	(dollars in thousands)
Assets
Cash and restricted cash	$156,415	$156,415	$—	$—	$156,415
Receivable from brokers and dealers and clearing organizations	432,037	—	432,037	—	432,037
Deposits with clearing organizations	62,694	62,694	—	—	62,694
Accounts receivable	233,084	—	233,084	—	233,084
Other assets – Memberships in clearing organizations	2,907	—	—	2,907	2,907
Total	$887,137	$219,109	$665,121	$2,907	$887,137

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Payable to brokers and dealers and clearing organizations	424,751	—	424,751	—	424,751
Total	$424,751	$—	$424,751	$—	$424,751

As of December 31, 2023
Assets
Cash and restricted cash	$163,824	$163,824	$—	$—	$163,824
Receivable from brokers and dealers and clearing organizations	381,178	—	381,178	—	381,178
Deposits with clearing organizations	36,806	36,806	—	—	36,806
Accounts receivable	168,407	—	168,407	—	168,407
Other assets – Memberships in clearing organizations	2,426	—	—	2,426	2,426
Total	$752,641	$200,630	$549,585	$2,426	$752,641

Liabilities
Securities sold under agreements to repurchase(1)	$21,612	$—	$21,612	$—	$21,612
Payable to brokers and dealers and clearing organizations	351,864	—	351,864	—	351,864
Total	$373,476	$—	$373,476	$—	$373,476
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $10.5 million and $8.9 million as of June 30, 2024 and December 31, 2023, respectively. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.
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
Historically the Company has used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. Under that arrangement, ICBC submitted the Company’s trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, the Company has and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly the Company has experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of June 30, 2024, the Company recorded a $432.0 million receivable and a $424.8 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $7.3 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of June 30, 2024 were fully settled during July 2024.
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
Account balances are pooled based on the following risk characteristics:
1.Geographic location
2.Transaction fee type (billing type)
3.Legal entity
An allowance for credit losses is also recognized for any credit impairment for available-for-sale debt securities.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of June 30, 2024 and December 31, 2023, the Company maintained an allowance for credit losses with regard to its receivables of $0.2 million and $0.3 million, respectively. For the three months ended June 30, 2024, recoveries resulted in a reversal of credit loss expenses totaling $79,000, and, for the three months ended June 30, 2023, credit loss expense was $21,000. For the six months ended June 30, 2024, recoveries resulted in a reversal of credit loss expenses totaling $71,000, and, for the six months ended June 30, 2023, credit loss expense was $47,000.
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
The Company has been named as a defendant, along with other financial institutions, in two consolidated antitrust class actions relating to trading practices in United States Treasury securities auctions. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The plaintiffs filed an amended complaint on or about May 14, 2021, and the Company moved to dismiss the amended complaint on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal was held on October 3, 2023, and by order and opinion issued on February 1, 2024, the Second Circuit affirmed the District Court’s order dismissing all claims against all defendants, including the claims against the Company. All deadlines for any further avenues of appeal have expired and the Company considers the matter closed.
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
As of both June 30, 2024 and December 31, 2023, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of June 30, 2024:

Amount
(dollars in thousands)
Remainder of 2024	$7,114
2025	7,628
2026	6,574
2027	6,133
2028	1,694
Thereafter	1,539
Total future lease payments	30,682
Less imputed interest	(2,577)
Lease liability	$28,105
The lease payments above exclude $159.2 million of future minimum lease payments for a lease signed but not yet commenced as of June 30, 2024. This lease, for the Company’s New York City corporate office, is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$119,239	$89,082	$245,381	$176,938
Less: Distributed and undistributed earnings allocated to unvested RSUs and unsettled vested PRSUs (1)	(70)	(102)	(164)	(225)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$119,169	$88,980	$245,217	$176,713

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,162,158	211,569,728	212,936,015	209,847,153
Dilutive effect of PRSUs	568,304	350,713	534,583	318,638
Dilutive effect of options	449,252	1,143,376	524,413	1,306,297
Dilutive effect of RSUs	252,498	92,936	348,282	187,726
Dilutive effect of PSUs	463,735	—	435,049	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,895,947	213,156,753	214,778,342	211,659,814

Earnings per share - Basic	$0.56	$0.42	$1.15	$0.84
Earnings per share - Diluted	$0.55	$0.42	$1.14	$0.83
(1)During the three months ended June 30, 2024 and 2023, there was a total of 125,012 and 241,963 and during the six months ended June 30, 2024 and 2023, there was a total of 142,484 and 266,790, respectively, weighted average unvested RSUs and unsettled vested PRSUs that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, PSUs and weighted-average LLC Interests that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs	964	113,873	964	113,873
PSUs	—	—	—	—
LLC Interests	23,077,698	23,153,250	23,077,836	24,738,197
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

15.    Regulatory Capital Requirements
TWL, DW and TWD are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL and TESL are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At June 30, 2024 and December 31, 2023, the regulatory capital requirements and regulatory capital for these entities are as follows:

	June 30, 2024			December 31, 2023
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$72,913	$2,348	$70,565	$50,243	$2,856	$47,387
DW	181,397	2,814	178,583	156,318	3,579	152,739
TWD	54,267	752	53,515	46,976	850	46,126
TEL	84,326	39,195	45,131	78,127	37,907	40,220
TWJ	5,478	2,440	3,038	6,963	2,029	4,934
TWEU	14,731	6,532	8,199	11,912	5,447	6,465
TESL	5,792	948	4,844	1,813	955	858
TESBV	1,636	818	818	1,683	843	840
YB	6,382	—	6,382	5,261	1,070	4,191
TDIFC	182	30	152	250	39	211
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$67,467	$13,500	$53,967	$43,286	$12,500	$30,786
DW SEF	14,432	8,827	5,605	13,309	8,669	4,640

	June 30, 2024			December 31, 2023
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$42,556	$3,375	$39,181	$22,068	$3,125	$18,943
DW SEF	8,213	2,207	6,006	7,935	2,167	5,768

16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenues
Institutional	$245,581	$183,828	$492,918	$382,680
Wholesale	94,272	73,329	191,483	149,429
Retail	35,871	30,680	71,040	62,543
Market Data	29,227	22,776	58,249	45,210
Total revenue	404,951	310,613	813,690	639,862
Operating expenses	242,457	194,278	483,518	400,961
Operating income	$162,494	$116,335	$330,172	$238,901
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
The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenues
U.S.	$252,144	$200,919	$506,242	$409,621
International	152,807	109,694	307,448	230,241
Total revenue	$404,951	$310,613	$813,690	$639,862
The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Long-lived assets
U.S.	$4,043,795	$3,990,070
International	27,570	20,348
Total	$4,071,365	$4,010,418

17.    Subsequent Events
On July 25, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the third quarter of 2024. This dividend will be payable on September 16, 2024 to stockholders of record as of September 3, 2024.
On July 25, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $89.8 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 3, 2024, payable on September 12, 2024.

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
Trends and Other Factors Impacting Our Performance

Acquisitions
From time to time, we may evaluate potential acquisitions and engage in discussions and negotiations regarding potential acquisitions. Our revenues and profitability are affected by our acquisition activity, including the speed and cost at which we successfully integrate completed acquisitions into our existing business operations.

r8fin
On January 19, 2024, we completed our acquisition of r8fin in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the closing date at $36.7 million
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings, creating a valuable and broad-based approach to trading U.S. Treasuries and related futures trading. The r8fin acquisition is not material to our consolidated financial statements and did not have a significant impact to our results of operations for the three and six months ended June 30, 2024. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
ICD
On April 5, 2024, we entered into a definitive agreement for TWM LLC to acquire the Institutional Cash Distributors business (“ICD”) by purchasing all of the outstanding equity interests of each of ICD Intermediate Holdco 1, LLC, SCIC - ICD Blocker 1, Inc. and Parthenon Investors V ICD Blocker, Inc. Pursuant to the terms of the purchase agreement, TWM LLC is required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation will also issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the seller, which such shares of Class A common stock will be issued and sold as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The acquisition is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews.
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

Organizational Changes
On June 20, 2024, we announced organizational changes to optimize operations for continued growth. As part of those organizational changes, Amy Clack will join the Company in August 2024 as Chief Administrative Officer and a member of the Executive Committee, overseeing operations, business integration, risk and corporate services. In addition, Thomas Pluta, President of the Company, will leave the Company and the Board of Directors, effective September 30, 2024.
During the three months ended June 30, 2024, we incurred $2.9 million in incremental compensation expense related to a cash severance payment to be paid to Mr. Pluta in accordance with the Company’s Executive Severance Policy with respect to Mr. Pluta’s departure in September 2024. As of June 17, 2024, there was also approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that will be accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represents regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represents accelerated stock-based compensation expense that will be excluded from our non-GAAP measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense. See “—Non-GAAP Financial Measures” below for further details. During the three months ended June 30, 2024, we incurred a total of $0.3 million in accelerated stock-based compensation expense relating to Mr. Pluta’s departure, with the remaining $2.4 million to be recorded during the three months ending September 30, 2024.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2024 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes and concerns with respect to the banking industry, including as a result of any bank failures.
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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate. The adoption of the IRA will also not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
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
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe, Asia, Australia and the Middle East. We expect occupancy expense to increase as our space needs grow inline with our global expansion.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment during each of the three and six months ended June 30, 2024 and 2023.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of June 30, 2024, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.
Results of Operations
For the Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023
The following table sets forth a summary of our statements of income for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$404,951	$310,613	$94,338	30.4%
Total expenses	242,457	194,278	48,179	24.8%
Operating income	162,494	116,335	46,159	39.7%
Interest income	21,511	15,576	5,935	38.1%
Interest expense	(542)	(467)	(75)	16.1%
Other income (loss), net	—	(456)	456	N/M
Income before taxes	183,463	130,988	52,475	40.1%
Provision for income taxes	(47,047)	(29,049)	(17,998)	62.0%
Net income	136,416	101,939	34,477	33.8%
Less: Net income attributable to non-controlling interests	17,177	12,857	4,320	33.6%
Net income attributable to Tradeweb Markets Inc.	$119,239	$89,082	$30,157	33.9%
N/M = not meaningful

Revenues
Our revenues for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$330,475	81.6%	$246,461	79.3%	$84,014	34.1%
Subscription fees (1)	71,327	17.6	61,209	19.7	10,118	16.5%
Other	3,149	0.8	2,943	0.9	206	7.0%
Total revenue	$404,951	100.0%	$310,613	100.0%	$94,338	30.4%

Components of total revenue growth:
Constant currency change (2)						30.8%
Foreign currency impact						(0.4)%
Total revenue growth						30.4%
(1)Subscription fees for the three months ended June 30, 2024 and 2023 include $20.6 million and $15.5 million respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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

Our diversified offering across products, client sectors and geographies supported sustained growth amidst a continuingly complex macroeconomic backdrop. This environment included ongoing geopolitical uncertainty, increased market volatility and fluctuating interest rates. Despite these challenges, we saw strong volumes and continued market share gains across our global asset classes. The primary driver of the $94.3 million increase in revenue was related to an $84.0 million increase in transaction fees and commissions to $330.5 million for the three months ended June 30, 2024 from $246.5 million for the three months ended June 30, 2023, primarily due to higher revenues for rate derivatives products, U.S. and European corporate bonds and U.S., European and other government bonds.
Our total revenue by asset class for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$217,531	$160,354	$57,177	35.7%
Credit	111,324	84,048	27,276	32.5%
Equities	22,871	22,146	725	3.3%
Money Markets	18,045	15,834	2,211	14.0%
Market Data	29,227	22,776	6,451	28.3%
Other	5,953	5,455	498	9.1%
Total revenue	$404,951	$310,613	$94,338	30.4%

Our variable and fixed revenues by asset class for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$157,636	$59,895	$101,588	$58,766	$56,048	$1,129	55.2%	1.9%
Credit	102,785	8,539	77,334	6,714	25,451	1,825	32.9%	27.2%
Equities	20,602	2,269	19,866	2,280	736	(11)	3.7%	(0.5)%
Money Markets	13,695	4,350	11,535	4,299	2,160	51	18.7%	1.2%
Market Data	132	29,095	45	22,731	87	6,364	193.3%	28.0%
Other	—	5,953	—	5,455	—	498	—	9.1%
Total revenue	$294,850	$110,101	$210,368	$100,245	$84,482	$9,856	40.2%	9.8%
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2024 and 2023, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2024		2023		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,249,467	$78,673,598	$773,959	$48,261,459	61.4%
Rates Cash	462,335	29,121,086	344,674	21,627,623	34.1%
Rates Derivatives	787,132	49,552,512	429,285	26,633,837	83.4%
Swaps / Swaptions Tenor (greater than 1 year)	466,923	29,396,323	273,533	16,961,570	70.7%
Other Rates Derivatives (1)	320,209	20,156,189	155,752	9,672,267	105.6%

Credit	29,707	1,857,527	18,989	1,183,071	56.5%
Cash Credit (2)	10,208	643,080	6,895	430,359	48.0%
Credit Derivatives, China Bonds and U.S. Cash EP	19,499	1,214,448	12,093	752,712	61.2%

Equities	21,255	1,339,066	19,356	1,196,755	9.8%
Equities Cash	9,937	626,031	9,913	612,227	0.2%
Equities Derivatives	11,318	713,035	9,444	584,528	19.9%

Money Markets	621,840	39,173,818	484,304	30,339,263	28.4%

Total (4)	$1,922,270	$121,044,010	$1,296,607	$80,980,548	48.3%
Total excluding Other Rates Derivatives (3)	$1,602,061	$100,887,821	$1,140,855	$71,308,281	40.4%
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

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2024 and 2023 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
Rates	$2.00	$2.10	$(0.10)	(4.8)%
Rates Cash	$2.54	$2.44	$0.10	4.1%
Rates Derivatives	$1.69	$1.83	$(0.14)	(7.9)%
Rates Derivatives (greater than 1 year)	$2.71	$2.75	$(0.04)	(1.5)%
Other Rates Derivatives (1)	$0.20	$0.23	$(0.03)	(11.5)%

Credit	$55.33	$65.37	$(10.04)	(15.4)%
Cash Credit (2)	$145.18	$164.93	$(19.75)	(12.0)%
Credit Derivatives, China Bonds and U.S. Cash EP	$7.76	$8.52	$(0.76)	(8.9)%

Equities	$15.39	$16.60	$(1.21)	(7.3)%
Equities Cash	$26.51	$26.59	$(0.08)	(0.3)%
Equities Derivatives	$5.62	$6.14	$(0.52)	(8.4)%

Money Markets	$0.35	$0.38	$(0.03)	(8.1)%

Total	$2.43	$2.60	$(0.17)	(6.3)%
Total excluding Other Rates Derivatives (3)	$2.88	$2.92	$(0.04)	(1.3)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $57.2 million or 35.7% to $217.5 million for the three months ended June 30, 2024 compared to $160.4 million for the three months ended June 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S., European and other government bonds.
Average variable fees per million for rates decreased primarily due to a decrease in average variable fees per million for rates derivatives driven primarily by an increase in compression activity and shifts in the mix and duration of derivative products traded as compared to the prior period. This decrease was partially offset by an increase in average variable fees per million for rates cash products primarily due to an increase in European and Australian government bonds fees per million, which each have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $27.3 million or 32.5% to $111.3 million for the three months ended June 30, 2024 compared to $84.0 million for the three months ended June 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds and an increase in fixed subscription fees. The fixed subscription fee increase was primarily driven by the addition of dealers joining the subscription pricing plan, subscription price increases and the implementation of fee minimums to certain subscription plans.
Average variable fees per million for credit decreased primarily due to a shift in the mix and methods of products traded from cash credit products and electronically processed U.S. corporate bonds to derivatives products, which have a lower variable fee capture compared to overall credit.

Equities. Revenues from our equities asset class remained relatively flat at $22.9 million for the three months ended June 30, 2024, an increase of $0.7 million or 3.3% from $22.1 million for the three months ended June 30, 2023.
Average variable fees per million for equities decreased primarily due to a shift in the mix of products traded, including higher volumes in equity derivatives, which have a lower variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $2.2 million or 14.0% to $18.0 million for the three months ended June 30, 2024 compared to $15.8 million for the three months ended June 30, 2023 primarily due to higher variable transaction fees and commissions for repurchase agreements.
Average variable fees per million for money markets decreased primarily due to a shift in the mix of trading away from U.S. certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $6.5 million or 28.3% to $29.2 million for the three months ended June 30, 2024 compared to $22.8 million for the three months ended June 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Other. Revenues from our other asset class was relatively flat with an increase of $0.5 million or 9.1% to $6.0 million for the three months ended June 30, 2024 compared to $5.5 million for the three months ended June 30, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$245,581	$183,828	$61,753	33.6%
Wholesale	94,272	73,329	20,943	28.6%
Retail	35,871	30,680	5,191	16.9%
Market Data	29,227	22,776	6,451	28.3%
Total revenue	$404,951	$310,613	$94,338	30.4%
Institutional. Revenues from our institutional client sector increased by $61.8 million or 33.6% to $245.6 million for the three months ended June 30, 2024 from $183.8 million for the three months ended June 30, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S., European and other government bonds.
Wholesale. Revenues from our wholesale client sector increased by $20.9 million or 28.6% to $94.3 million for the three months ended June 30, 2024 from $73.3 million for the three months ended June 30, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from the r8fin acquisition, as well as higher revenues for U.S. and European corporate bonds and mortgages.
Retail. Revenues from our retail client sector increased by $5.2 million or 16.9% to $35.9 million for the three months ended June 30, 2024 from $30.7 million for the three months ended June 30, 2023. The increase was derived primarily from higher revenues for municipals and U.S. corporate bonds.
Market Data. Revenues from our market data client sector increased by $6.5 million or 28.3% to $29.2 million for the three months ended June 30, 2024 from $22.8 million for the three months ended June 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$252,144	$200,919	$51,225	25.5%
International	152,807	109,694	43,113	39.3%
Total revenue	$404,951	$310,613	$94,338	30.4%
U.S. Revenues from U.S. clients increased by $51.2 million or 25.5% to $252.1 million for the three months ended June 30, 2024 from $200.9 million for the three months ended June 30, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivatives products and market data.
International. Revenues from International clients increased by $43.1 million or 39.3% to $152.8 million for the three months ended June 30, 2024 from $109.7 million for the three months ended June 30, 2023 primarily due to higher revenues for rates derivatives products, European corporate bonds, market data and European and other government bonds.
Operating Expenses
Our expenses for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$137,236	$103,924	$33,312	32.1%
Depreciation and amortization	49,936	45,887	4,049	8.8%
Technology and communications	24,230	18,701	5,529	29.6%
General and administrative	12,755	11,072	1,683	15.2%
Professional fees	13,324	10,666	2,658	24.9%
Occupancy	4,976	4,028	948	23.5%
Total expenses	$242,457	$194,278	$48,179	24.8%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $33.3 million or 32.1% to $137.2 million for the three months ended June 30, 2024 from $103.9 million for the three months ended June 30, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries and benefits to support our continued growth. As discussed above, the three months ended June 30, 2024 also included $2.9 million in incremental cash compensation expense and $0.3 million in accelerated stock-based compensation expense associated with our departing President. See “—Trends and Other Factors Impacting Our Performance—Organizational Changes,” above for further details.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $4.0 million or 8.8% to $49.9 million for the three months ended June 30, 2024 from $45.9 million for the three months ended June 30, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the r8fin and Yieldbroker acquisitions on January 19, 2024 and August 31, 2023, respectively, and an increase in amortization of software development costs driven by increases in investment in our infrastructure.
Technology and Communications. Expenses related to technology and communications increased by $5.5 million or 29.6% to $24.2 million for the three months ended June 30, 2024 from $18.7 million for the three months ended June 30, 2023. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $1.7 million or 15.2% to $12.8 million for the three months ended June 30, 2024 from $11.1 million for the three months ended June 30, 2023. The increase was primarily due to an increase in travel and entertainment costs, partially offset by the result of a $1.0 million increase in foreign exchange gains during the three months ended June 30, 2024. Realized and unrealized foreign currency gains totaled $1.8 million during the three months ended June 30, 2024 as compared to $0.8 million in gains during three months ended June 30, 2023.
Professional Fees. Expenses related to professional fees increased by $2.7 million or 24.9% to $13.3 million for the three months ended June 30, 2024 from $10.7 million for the three months ended June 30, 2023. The increase was primarily due to an increase in professional fees related to acquisitions compared to the prior period.
Occupancy. Expenses related to occupancy costs increased by $0.9 million or 23.5% to $5.0 million for the three months ended June 30, 2024 from $4.0 million for the three months ended June 30, 2023. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Interest Income
Interest income increased by $5.9 million to $21.5 million for the three months ended June 30, 2024 from $15.6 million for the three months ended June 30, 2023 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Interest Expense
Interest expense remained relatively flat at $0.5 million for the three months ended June 30, 2024 and 2023.
Other Income (Loss), Net
There was no other income (loss), net for the three months ended June 30, 2024 compared to a $0.5 million net other loss for the three months ended June 30, 2023, including a $1.1 million loss due to a reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. This loss was partially offset by a $0.6 million gain recognized during the three months ended June 30, 2023 from the increase in fair value of the foreign currency call option on Australian dollars entered into, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker acquisition completed in August 2023.
Income Taxes
Income tax expense increased by $18.0 million to $47.0 million for the three months ended June 30, 2024 from $29.0 million for the three months ended June 30, 2023. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2024 was approximately 25.6%, compared with 22.2% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the three months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.

For the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023
The following table sets forth a summary of our statements of income for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$813,690	$639,862	$173,828	27.2%
Total expenses	483,518	400,961	82,557	20.6%
Operating income	330,172	238,901	91,271	38.2%
Interest income	42,571	28,516	14,055	49.3%
Interest expense	(2,260)	(916)	(1,344)	146.7%
Other income (loss), net	—	(115)	115	N/M
Income before taxes	370,483	266,386	104,097	39.1%
Provision for income taxes	(90,685)	(62,254)	(28,431)	45.7%
Net income	279,798	204,132	75,666	37.1%
Less: Net income attributable to non-controlling interests	34,417	27,194	7,223	26.6%
Net income attributable to Tradeweb Markets Inc.	$245,381	$176,938	$68,443	38.7%
N/M = not meaningful
Revenues
Our revenues for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$665,926	81.8%	$513,059	80.2%	$152,867	29.8%
Subscription fees (1)	141,508	17.4	121,177	18.9	20,331	16.8%
Other	6,256	0.8	5,626	0.9	630	11.2%
Total revenue	$813,690	100.0%	$639,862	100.0%	$173,828	27.2%

Components of total revenue growth:
Constant currency change (2)						27.2%
Foreign currency impact						—%
Total revenue growth						27.2%
(1)Subscription fees for the six months ended June 30, 2024 and 2023 include $41.1 million and $31.1 million respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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
The primary driver of the $173.8 million increase in revenue related to a $152.9 million increase in transaction fees and commissions to $665.9 million for the six months ended June 30, 2024 from $513.1 million for the six months ended June 30, 2023, primarily due to higher revenues for rates derivative products, U.S. and European corporate bonds and U.S., European and other government bonds.

Our total revenue by asset class for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$431,624	$330,859	$100,765	30.5%
Credit	227,163	173,065	54,098	31.3%
Equities	49,921	48,349	1,572	3.3%
Money Markets	34,836	30,641	4,195	13.7%
Market Data	58,249	45,210	13,039	28.8%
Other	11,897	11,738	159	1.4%
Total revenue	$813,690	$639,862	$173,828	27.2%
Our variable and fixed revenues by asset class for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$311,333	$120,291	$215,756	$115,103	$95,577	$5,188	44.3%	4.5%
Credit	210,813	16,350	159,698	13,367	51,115	2,983	32.0%	22.3%
Equities	45,276	4,645	43,763	4,586	1,513	59	3.5%	1.3%
Money Markets	26,258	8,578	21,949	8,692	4,309	(114)	19.6%	(1.3)%
Market Data	264	57,985	45	45,165	219	12,820	486.7%	28.4%
Other	—	11,897	—	11,738	—	159	—	1.4%
Total revenue	$593,944	$219,746	$441,211	$198,651	$152,733	$21,095	34.6%	10.6%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $100.8 million or 30.5% to $431.6 million for the six months ended June 30, 2024 compared to $330.9 million for the six months ended June 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S., European and other government bonds, as well as an increase in fixed subscription fees.
Credit. Revenues from our credit asset class increased by $54.1 million or 31.3% to $227.2 million for the six months ended June 30, 2024 compared to $173.1 million for the six months ended June 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds and municipals, as well as an increase in fixed subscription fees.
Equities. Revenues from our equities asset class increased by $1.6 million or 3.3% to $49.9 million for the six months ended June 30, 2024 compared to $48.3 million for the six months ended June 30, 2023 primarily due to higher variable transaction fees for European ETFs and equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $4.2 million or 13.7% to $34.8 million for the six months ended June 30, 2024 compared to $30.6 million for the six months ended June 30, 2023 primarily due to higher variable transaction fees and commissions for repurchase agreements.
Market Data. Revenues from our market data asset class increased by $13.0 million or 28.8% to $58.2 million for the six months ended June 30, 2024 compared to $45.2 million for the six months ended June 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Other. Revenues from our other asset class was relatively flat with a increase of $0.2 million or 1.4%, to $11.9 million for the six months ended June 30, 2024 compared to $11.7 million for the six months ended June 30, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$492,918	$382,680	$110,238	28.8%
Wholesale	191,483	149,429	42,054	28.1%
Retail	71,040	62,543	8,497	13.6%
Market Data	58,249	45,210	13,039	28.8%
Total revenue	$813,690	$639,862	$173,828	27.2%
Institutional. Revenues from our institutional client sector increased by $110.2 million or 28.8% to $492.9 million for the six months ended June 30, 2024 from $382.7 million for the six months ended June 30, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S., European and other government bonds.
Wholesale. Revenues from our wholesale client sector increased by $42.1 million or 28.1% to $191.5 million for the six months ended June 30, 2024 from $149.4 million for the six months ended June 30, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from the r8fin acquisition, as well as higher revenues for U.S. and European corporate bonds, rates derivatives products and mortgages.
Retail. Revenues from our retail client sector increased by $8.5 million or 13.6% to $71.0 million for the six months ended June 30, 2024 from $62.5 million for the six months ended June 30, 2023. The increase was derived primarily from higher revenues for U.S. corporate bonds and municipals.
Market Data. Revenues from our market data client sector increased by $13.0 million or 28.8% to $58.2 million for the six months ended June 30, 2024 from $45.2 million for the six months ended June 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$506,242	$409,621	$96,621	23.6%
International	307,448	230,241	77,207	33.5%
Total revenue	$813,690	$639,862	$173,828	27.2%
U.S. Revenues from U.S. clients increased by $96.6 million or 23.6% to $506.2 million for the six months ended June 30, 2024 from $409.6 million for the six months ended June 30, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rate derivative products and market data.
International. Revenues from International clients increased by $77.2 million or 33.5% to $307.4 million for the six months ended June 30, 2024 from $230.2 million for the six months ended June 30, 2023 primarily due to higher revenues for rates derivatives products, European corporate bonds, European and other government bonds and market data.

Operating Expenses
Our expenses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$280,323	$218,417	$61,906	28.3%
Depreciation and amortization	99,273	91,291	7,982	8.7%
Technology and communications	45,540	36,268	9,272	25.6%
General and administrative	23,609	24,992	(1,383)	(5.5)%
Professional fees	25,124	21,842	3,282	15.0%
Occupancy	9,649	8,151	1,498	18.4%
Total expenses	$483,518	$400,961	$82,557	20.6%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $61.9 million or 28.3% to $280.3 million for the six months ended June 30, 2024 from $218.4 million for the six months ended June 30, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries and benefits to support our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization increased $8.0 million or 8.7% to $99.3 million for the six months ended June 30, 2024 from $91.3 million for the six months ended June 30, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the r8fin and Yieldbroker acquisitions on January 19, 2024 and August 31, 2023, respectively, and an increase in amortization of software development costs driven by increases in investment in our infrastructure.
Technology and Communications. Expenses related to technology and communications increased by $9.3 million or 25.6% to $45.5 million for the six months ended June 30, 2024 from $36.3 million for the six months ended June 30, 2023. The increase was primarily due to investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs decreased by $1.4 million or 5.5% to $23.6 million for the six months ended June 30, 2024 from $25.0 million for the six months ended June 30, 2023. The decrease was primarily due to a $5.7 million increase in foreign exchange gains, partially offset by an increase in travel and entertainment and marketing costs during the six months ended June 30, 2024. Realized and unrealized foreign currency gains totaled $5.0 million during the six months ended June 30, 2024 as compared to $0.7 million in losses during the six months ended June 30, 2023. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees increased by $3.3 million or 15.0% to $25.1 million for the six months ended June 30, 2024 from $21.8 million for the six months ended June 30, 2023. The increase was primarily due to increased acquisition costs, partially offset by a decrease in legal costs driven by costs incurred during the first half of 2023 in connection with regulatory compliance matters, including periodic information requests, that did not reoccur at the same rate during 2024.
Occupancy. Expenses related to occupancy costs increased by $1.5 million or 18.4% to $9.6 million for the six months ended June 30, 2024 as compared to $8.2 million for the six months ended June 30, 2023. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Interest Income
Interest income increased by $14.1 million to $42.6 million for the six months ended June 30, 2024 from $28.5 million for the six months ended June 30, 2023 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.

Interest Expense
Interest expense increased by $1.3 million to $2.3 million for the six months ended June 30, 2024 from $0.9 million for the six months ended June 30, 2023 primarily due to interest expense incurred on payments due under the Tax Receivable Agreement.
Other Income (Loss), Net
There was no other income (loss), net for the six months ended June 30, 2024. During the six months ended June 30, 2023, we recognized a net other loss of $0.1 million, including a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. This loss was partially offset by a $0.6 million gain recognized during three months ended June 30, 2023 from the increase in fair value of the foreign currency call option on Australian dollars entered into, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker acquisition completed in August 2023.
Income Taxes
Income tax expense increased by $28.4 million to $90.7 million for the six months ended June 30, 2024 from $62.3 million for the six months ended June 30, 2023. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2024 was approximately 24.5%, compared with 23.4% for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests. The effective tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the disallowance of compensation expense tax deductions and state, local and foreign taxes, partially offset by the effect of non-controlling interests.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and six months ended June 30, 2024 and 2023. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $1.7 billion and $1.7 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On July 25, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the third quarter of 2024. This dividend will be payable on September 16, 2024 to stockholders of record as of September 3, 2024.
In March and June 2024, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $42.6 million during the six months ended June 30, 2024.
Cash Distributions
On July 25, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $89.8 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 3, 2024, payable on September 12, 2024.
In March and June 2024, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $164.1 million during the six months ended June 30, 2024, including distributions to Tradeweb Markets Inc. of $148.0 million and distributions to non-controlling interests of $16.1 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the six months ended June 30, 2024, the Company did not repurchase any shares pursuant to the 2022 Share Repurchase Program. As of June 30, 2024, a total of $239.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the six months ended June 30, 2024, the Company withheld 455,326 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.24 and an aggregate value of $44.3 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of June 30, 2024, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $380.9 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of June 30, 2024, we expect to make tax receivable agreement liability payments of approximately $7.5 million within the next 12 months and approximately $373.5 million thereafter.
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
Indebtedness
As of June 30, 2024 and December 31, 2023, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019 (the “2019 Revolving Credit Facility”). Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2024, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding. The 2023 Revolving Credit Facility will mature on November 21, 2028.

The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of June 30, 2024, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2023 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through March 2030. In addition, in June 2024, we signed a new lease for our New York headquarters that is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.
As of June 30, 2024, our operating lease liabilities totaled $28.1 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $11.3 million and $19.4 million, respectively. In addition, we are obligated on long-term future minimum lease payments totaling $159.2 million for a lease signed but not yet commenced as of June 30, 2024.
Capital Expenditures and Acquisitions
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. Excluding cash paid at closing for acquisitions, we expect total cash paid for capital expenditures and software development costs for fiscal year 2024 to be between $77 million and $85 million, compared to expenditures of $61.8 million in fiscal year 2023, with the midpoint of our 2024 capital expenditure guidance up 31% versus fiscal year 2023 primarily due to anticipated capitalized integration spend associated with the acquisitions of Yieldbroker, r8fin and ICD. Cash paid for capital expenditures and software development costs during the six months ended June 30, 2024 totaled $33.9 million, excluding cash paid at closing for acquisitions.
In addition, on April 5, 2024, we entered into a definitive agreement for TWM LLC to acquire ICD for $785 million in cash, subject to customary working capital and other adjustments. The acquisition is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions and regulatory reviews and the purchase price is expected to be funded with cash and cash equivalents on hand.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2024 and December 31, 2023, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $78.2 million and $76.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.

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
Historically we have used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Under that arrangement, ICBC submitted our trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly we have experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of June 30, 2024, we recorded a $432.0 million receivable and a $424.8 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $7.3 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of June 30, 2024 were fully settled during July 2024. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
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

Our working capital as of June 30, 2024 and December 31, 2023 was as follows:

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Cash and cash equivalents	$1,718,230	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	432,037	381,178
Deposits with clearing organizations	62,694	36,806
Accounts receivable	233,084	168,407
Receivable and due from affiliates	2,980	192
Total current assets	2,450,025	2,294,051
Securities sold under agreements to repurchase	—	21,612
Payable to brokers and dealers and clearing organizations	424,751	351,864
Accrued compensation	119,270	164,329
Deferred revenue	28,174	25,746
Payable and due to affiliates	—	1,327
Current portion of:
Accounts payable, accrued expenses and other liabilities	76,524	56,878
Lease liabilities	10,174	11,347
Tax receivable agreement liability	7,475	26,804
Total current liabilities	666,368	659,907
Total working capital	$1,783,657	$1,634,144
Current Assets
Current assets increased to $2.5 billion as of June 30, 2024 from $2.3 billion as of December 31, 2023 primarily due to an increase in accounts receivable resulting from an increase in revenues and timing of collections, an increase in receivables from brokers and dealers and clearing organizations resulting from a higher value of fails to deliver, all of which settled in July 2024, and an increase in deposits with clearing organizations. The increase in brokers and dealers and clearing organizations and deposits with clearing organizations were both primarily the result of increased unsettled wholesale platforms transactions due to the timing of the settlement of Treasury auctions. See “—Cash Flows” below for a discussion of the remaining decline in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $666.4 million as of June 30, 2024 from $659.9 million as of December 31, 2023 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from a higher value of fails to receive, all of which settled in July 2024. The increase in fails was the result of increased unsettled wholesale platforms transactions, due to the timing of the settlement of Treasury auctions. This increase was partially offset by a decrease in accrued compensation as a result of annual bonus payments, which occurred during the six months ended June 30, 2024.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$323,584	$283,939
Net cash used in investing activities	(134,704)	(34,060)
Net cash used in financing activities	(174,880)	(113,296)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,238)	2,589
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,762	$139,172
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
Net cash provided by operating activities for the six months ended June 30, 2024 was $323.6 million, an increase of $39.6 million over the six months ended June 30, 2023, primarily driven by an increase in net income partially offset by an increase in cash paid for income taxes and cash used to fund deposits with clearing organizations and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $134.7 million for the six months ended June 30, 2024, which consisted of $89.2 million of total net cash paid for the r8fin Acquisition (net of cash acquired), $22.5 million of capitalized software development costs, $11.6 million of cash paid for investments and $11.4 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $34.1 million for the six months ended June 30, 2023, which consisted of $20.5 million of capitalized software development costs, $11.2 million of purchases of furniture, equipment, purchased software and leasehold improvements and $2.4 million of cash paid for a foreign currency call option.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $174.9 million, and was primarily driven by $39.6 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $76.6 million in payments due under our Tax Receivable Agreement and $42.6 million in cash dividends to our Class A and Class B common stockholders. Net cash used in financing activities for the six months ended June 30, 2023 was $113.3 million, and was primarily driven by $34.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $30.1 million in share repurchases pursuant to the 2022 Share Repurchase Program and $37.8 million in cash dividends to our Class A and Class B common stockholders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023

	(dollars in thousands)
Cash flow from operating activities	$323,584	$283,939
Less: Capitalization of software development costs	(22,478)	(20,505)
Less: Purchases of furniture, equipment and leasehold improvements	(11,417)	(11,166)
Free Cash Flow	$289,689	$252,268
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

We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. We believe it is useful to exclude this stock-based compensation expense and associated payroll taxes because the amount of expense associated with the Special Option Award and the post-IPO option awards in 2019 may not directly correlate to the underlying performance of our business and will vary across periods. For applicable periods, we also exclude the incremental non-cash accelerated stock-based compensation expense and related payroll taxes associated with former and/or departing executive officers, as we do not consider these expenses indicative of our core ongoing operating performance. The accelerated stock-based compensation expense associated with our departing President will be amortized through September 30, 2024. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude stock-based compensation expense associated with the Special Option Award and the post-IPO option awards in 2019 and payroll taxes associated with exercises of such options, non-cash accelerated stock-based compensation expense, if any, associated with former and/or departing executive officers and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.

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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net income	$136,416	$101,939	$279,798	$204,132
Merger and acquisition transaction and integration costs (1)	3,650	1,212	7,264	1,797
Interest income	(21,511)	(15,576)	(42,571)	(28,516)
Interest expense	542	467	2,260	916
Depreciation and amortization	49,936	45,887	99,273	91,291
Stock-based compensation expense (2)	531	585	1,714	1,435
Provision for income taxes	47,047	29,049	90,685	62,254
Foreign exchange (gains) / losses (3)	(78)	(964)	(2,362)	1,834
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	—	456	—	115
Adjusted EBITDA	$216,533	$163,055	$436,061	$335,258
Less: Depreciation and amortization	(49,936)	(45,887)	(99,273)	(91,291)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	34,715	31,629	69,082	63,246
Adjusted EBIT	$201,312	$148,797	$405,870	$307,213
Net income margin	33.7%	32.8%	34.4%	31.9%
Adjusted EBITDA margin	53.5%	52.5%	53.6%	52.4%
Adjusted EBIT margin	49.7%	47.9%	49.9%	48.0%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and other third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and six months ended June 30, 2024, this adjustment also includes $0.3 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our departing President.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	53.5%	52.5%	+98 bps	+70 bps	53.6%	52.4%	+120 bps	+126 bps
Adjusted EBIT margin	49.7%	47.9%	+181 bps	+154 bps	49.9%	48.0%	+187 bps	+193 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(dollars in thousands except per share amounts)
Earnings per diluted share	$0.55	$0.42	$1.14	$0.83
Net income attributable to Tradeweb Markets Inc.	$119,239	$89,082	$245,381	$176,938
Net income attributable to non-controlling interests (1)	17,177	12,857	34,417	27,194
Net income	136,416	101,939	279,798	204,132
Provision for income taxes	47,047	29,049	90,685	62,254
Merger and acquisition transaction and integration costs (2)	3,650	1,212	7,264	1,797
D&A related to acquisitions and the Refinitiv Transaction (3)	34,715	31,629	69,082	63,246
Stock-based compensation expense (4)	531	585	1,714	1,435
Foreign exchange (gains) / losses (5)	(78)	(964)	(2,362)	1,834
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	—	456	—	115
Adjusted Net Income before income taxes	222,281	163,906	446,181	334,813
Adjusted income taxes (7)	(55,570)	(40,157)	(111,545)	(82,029)
Adjusted Net Income	$166,711	$123,749	$334,636	$252,784
Adjusted Diluted EPS (8)	$0.70	$0.52	$1.41	$1.07
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and six months ended June 30, 2024, this adjustment also includes $0.3 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our departing President.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% applied to Adjusted Net Income before income taxes for the three and six months ended June 30, 2024 and 24.5% for the three and six months ended June 30, 2023.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2024 and 2023:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Diluted weighted average shares of Class A and Class B common stock outstanding	214,895,947	213,156,753	214,778,342	211,659,814
Weighted average of other participating securities (1)	125,012	241,963	142,484	266,790
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,077,698	23,153,250	23,077,836	24,738,197
Adjusted diluted weighted average shares outstanding	238,098,657	236,551,966	237,998,662	236,664,801
Adjusted Net Income (in thousands)	$166,711	$123,749	$334,636	$252,784
Adjusted Diluted EPS	$0.70	$0.52	$1.41	$1.07
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
During each of the three and six months ended June 30, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For performance-based restricted stock units that vest based on market conditions (“PSUs”), the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2024, we granted 86,592 PSUs with a grant date fair value totaling $12.9 million, which will be amortized into expense on a straight-line basis through December 31, 2026. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 26.63% and a risk-free interest rate of 4.44%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and six months ended June 30, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For performance-based restricted stock units that vest based on the financial performance of the Company (“PRSUs”), the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. On March 15, 2024, we granted 201,546 PRSUs at a weighted-average grant-date fair value of $104.66. For these awards, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of June 30, 2024, a 10% decrease in the expected final share payouts would decrease the expense for the three and six months ended June 30, 2024 by $0.6 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of June 30, 2024 and December 31, 2023, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
% of revenue denominated in foreign currencies (1)	29%	27%	29%	28%
% of operating expenses denominated in foreign currencies (2)	15%	17%	16%	15%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled $0.8 million and $1.4 million during the three months ended June 30, 2024 and 2023, respectively, and realized and unrealized losses totaled $2.0 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Euros	$1.08	$1.09	$1.08	$1.08
British pound sterling	$1.26	$1.25	$1.27	$1.23
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Increase (decrease) in revenue	$(1,100)	$1,900	$(1,000)	$2,900
Increase (decrease) in operating income	$(1,300)	$1,600	$(1,800)	$3,000

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	June 30,				June 30,
		2024		2023		2024		2023
All currencies
Effect of 10% change on revenue	+/-	$13,100	+/-	$9,400	+/-	$26,500	+/-	$19,700
Effect of 10% change on operating income	+/-	$9,000	+/-	$5,700	+/-	$18,000	+/-	$12,900
Euros
Effect of 10% change on revenue	+/-	$11,500	+/-	$8,500	+/-	$23,400	+/-	$18,000
Effect of 10% change on operating income	+/-	$11,200	+/-	$8,000	+/-	$22,600	+/-	$17,200
British pound sterling
Effect of 10% change on revenue	+/-	$500	+/-	$400	+/-	$1,000	+/-	$800
Effect of 10% change on operating income	+/-	$2,500	+/-	$2,300	+/-	$5,200	+/-	$4,300
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. In June 2023, we also entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the anticipated payment of the Australian dollar denominated purchase price for the expected Yieldbroker acquisition. The out-of-the-money foreign currency call option was unwound in August 2023. We do not use derivative instruments for trading or speculative purposes.
As of June 30, 2024 and December 31, 2023, the notional amount of our foreign currency forward contracts was $229.1 million and $192.9 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled $2.6 million and $2.2 million during the three months ended June 30, 2024 and 2023, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $6.9 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2023, the notional amount of our foreign currency call option on Australian dollars was $79.9 million and unrealized gains totaled $0.6 million during both the three and six months ended June 30, 2023.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of June 30, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of June 30, 2024 and December 31, 2023, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, we did not repurchase any securities pursuant to share repurchase programs.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended June 30, 2024.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Douglas Friedman General Counsel and Secretary	Adoption	May 9, 2024
Sale of an amount equal to up to: (A) (i) 6,749 shares of Class A common stock to be issued upon the vesting on January 1, 2025 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2025 in settlement of dividend equivalent rights in respect of the 6,749 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2022 - January 1, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B) (i) 6,246 shares of Class A common stock to be issued upon the vesting on March 15, 2025 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2025 in settlement of dividend equivalent rights in respect of the 6,246 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2022 - March 15, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
July 31, 2025
(1)    In each case, the Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
During the three months ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1+
Purchase Agreement, dated April 5, 2024, by and between ICD Intermediate Holdco 1, LLC, ICD Holdings, LLC, Stellus Capital Investment Corporation, Parthenon Investors V ICD Holdco AIV, LP, SCIC - ICD Blocker 1, Inc., Parthenon Investors V ICD Blocker, Inc., Tradeweb Markets LLC, ICD Holdings, LLC, in its capacity as the initial Seller Representative thereunder, and Tradeweb Markets Inc., solely for purposes of Section 10.21 thereof (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024 (File No. 001-38860)).

10.1*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 Director RSU Award Agreement.

10.2*†++	Separation Agreement and Release, dated June 17, 2024 by and between Thomas Pluta and Tradeweb Markets LLC.

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
+
Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

++	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADEWEB MARKETS INC.

July 25, 2024	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

July 25, 2024	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)