Form 10-Q
period 2024-09-30
Tradeweb Markets Inc.
filed 2024-10-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 23, 2024
Class A Common Stock, par value $0.00001 per share	116,228,794
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,073,738

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
•“LLC Interests” refer to the single class of common membership interests of TWM LLC. LLC Interests, other than those held by directly or indirectly Tradeweb Markets Inc., are redeemable or exchangeable in accordance with the TWM LLC Agreement for shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Adjusted EBITDA and Adjusted EBIT do not reflect any interest income or expense, or the amounts necessary to service interest or principal payments on any debt obligations;
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
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the noncash component of certain employee stock-based compensation expense and associated payroll taxes;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,173,734	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	297,842	381,178
Deposits with clearing organizations	65,277	36,806
Accounts receivable, net of allowance for credit losses of $206 and $284 at September 30, 2024 and December 31, 2023, respectively	248,615	168,407
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	32,707	33,559
Lease right-of-use assets	26,104	25,206
Software development costs, net of accumulated amortization	305,088	131,332
Goodwill	3,149,956	2,815,524
Intangible assets, net of accumulated amortization	1,315,490	1,004,797
Receivable and due from affiliates	97	192
Deferred tax asset	634,672	684,250
Other assets	86,135	70,819
Total assets	$7,336,717	$7,059,538

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$—	$21,612
Payable to brokers and dealers and clearing organizations	286,179	351,864
Accrued compensation	179,142	164,329
Deferred revenue	29,580	25,746
Accounts payable, accrued expenses and other liabilities	99,828	57,501
Lease liabilities	28,590	27,463
Payable and due to affiliates	1,582	1,327
Deferred tax liability	43,018	20,767
Tax receivable agreement liability	382,407	457,523
Total liabilities	1,050,326	1,128,132

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,227,674 and 115,090,787 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,073,738 and 5,077,973 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	4,788,780	4,738,758
Accumulated other comprehensive income (loss)	1,115	(5,389)
Retained earnings	910,750	640,384
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,700,647	5,373,755
Non-controlling interests	585,744	557,651
Total equity	6,286,391	5,931,406
Total liabilities and equity	$7,336,717	$7,059,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Transaction fees and commissions	$373,493	$263,485	$1,039,419	$776,544
Subscription fees	51,206	46,361	151,633	136,483
LSEG market data fees	20,512	15,460	61,593	46,515
Other	3,704	3,051	9,960	8,677
Total revenue	448,915	328,357	1,262,605	968,219

Expenses
Employee compensation and benefits	160,161	116,016	440,484	334,433
Depreciation and amortization	57,872	46,559	157,145	137,850
Technology and communications	24,300	19,733	69,840	56,001
General and administrative	20,417	6,700	44,026	31,692
Professional fees	21,434	10,479	46,558	32,321
Occupancy	5,415	4,132	15,064	12,283
Total expenses	289,599	203,619	773,117	604,580
Operating income	159,316	124,738	489,488	363,639
Tax receivable agreement liability adjustment	(870)	—	(870)	—
Interest income	16,663	17,929	59,234	46,445
Interest expense	(1,446)	(464)	(3,706)	(1,380)
Other income (loss), net	10	(1,907)	10	(2,022)
Income before taxes	173,673	140,296	544,156	406,682
Provision for income taxes	(43,450)	(28,666)	(134,135)	(90,920)
Net income	130,223	111,630	410,021	315,762
Less: Net income attributable to non-controlling interests	16,307	13,016	50,724	40,210
Net income attributable to Tradeweb Markets Inc.	$113,916	$98,614	$359,297	$275,552

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.53	$0.47	$1.69	$1.31
Diluted	$0.53	$0.46	$1.67	$1.30
Weighted average shares outstanding:
Basic	213,206,193	211,618,475	213,026,732	210,444,082
Diluted	215,096,974	213,491,634	214,885,210	212,276,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$130,223	$111,630	$410,021	$315,762
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2024 and 2023	10,014	(4,456)	7,211	(623)
Other comprehensive income (loss), net of tax	10,014	(4,456)	7,211	(623)

Comprehensive income	140,237	107,174	417,232	315,139
Less: Net income attributable to non-controlling interests	16,307	13,016	50,724	40,210
Less: Foreign currency translation adjustments attributable to non-controlling interests	979	(438)	704	(24)
Comprehensive income attributable to Tradeweb Markets Inc.	$122,951	$94,596	$365,804	$274,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisitions	—	—	—	—	36,692	—	—	—	36,692
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Foreign currency translation adjustments	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
Issuance of common stock from equity incentive plans	—	—	—	—	2,021	—	—	—	2,021
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	761	—	—	—	761
Adjustments to non-controlling interests	—	—	—	—	(2,198)	—	—	2,198	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,963)	(9,963)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,321)	—	(21,321)
Stock-based compensation expense	—	—	—	—	24,350	—	—	—	24,350
Payroll taxes paid for stock-based compensation	—	—	—	—	(447)	—	—	—	(447)
Net income	—	—	—	—	—	—	119,239	17,177	136,416
Foreign currency translation adjustments	—	—	—	—	—	(396)	—	(43)	(439)
Balance at June 30, 2024	$1	$1	$—	$—	$4,795,562	$(7,920)	$843,158	$576,603	$6,207,405
Issuance of common stock from equity incentive plans	—	—	—	—	1,915	—	—	—	1,915
Issuance of common stock for business acquisitions	—	—	—	—	3,333	—	—	—	3,333
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(25,004)	—	(25,004)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(36,164)	—	—	—	(36,164)
Adjustments to non-controlling interests	—	—	—	—	(623)	—	—	623	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,768)	(8,768)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,320)	—	(21,320)
Stock-based compensation expense	—	—	—	—	26,858	—	—	—	26,858
Payroll taxes paid for stock-based compensation	—	—	—	—	(2,101)	—	—	—	(2,101)
Net income	—	—	—	—	—	—	113,916	16,307	130,223
Foreign currency translation adjustments	—	—	—	—	—	9,035	—	979	10,014
Balance at September 30, 2024	$1	$1	$—	$—	$4,788,780	$1,115	$910,750	$585,744	$6,286,391
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net income	$410,021	$315,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	157,145	137,850
Stock-based compensation expense	66,286	44,670
Deferred taxes	30,334	70,071
Tax receivable agreement liability adjustment	870	—
Other (income) loss, net	(10)	2,022
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	17,650	368
Deposits with clearing organizations	(27,692)	(2,502)
Accounts receivable	(65,548)	(22,330)
Receivable and due from affiliates/payable and due to affiliates, net	62	(8,071)
Other assets	(1,757)	(2,890)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(21,612)	—
Accrued compensation	10,191	(33,814)
Deferred revenue	3,219	8,510
Accounts payable, accrued expenses and other liabilities	36,557	(8,318)
Net cash provided by operating activities	615,716	501,328
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(860,407)	(69,648)
Cash paid for foreign currency call option, net of sale proceeds	—	(1,289)
Cash paid for investments	(11,585)	—
Purchases of furniture, equipment, software and leasehold improvements	(15,729)	(17,467)
Capitalized software development costs	(35,182)	(32,105)
Net cash used in investing activities	(922,903)	(120,509)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(24,391)	(32,874)
Proceeds from stock-based compensation exercises	6,743	7,994
Dividends	(63,927)	(56,830)
Distributions to non-controlling interests	(24,826)	(7,532)
Payroll taxes paid for stock-based compensation	(46,558)	(49,184)
Payments on tax receivable agreement liability	(76,956)	(5,724)
Net cash used in financing activities	(229,915)	(144,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,368	(488)
Net increase (decrease) in cash, cash equivalents and restricted cash	(532,734)	236,181
Cash, cash equivalents and restricted cash
Beginning of period	1,707,468	1,258,229
End of period	$1,174,734	$1,494,410
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$70,590	$24,624
Cash paid for interest	$2,140	$748
Non-cash investing and financing activities
Issuance of common stock for business acquisitions	$40,025	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$511	$478
Unsettled share repurchases included in other liabilities	$613	$2,331
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$—	$337
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$27,976
Deferred tax asset	$(17,045)	$73,686

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2024	2023
Cash and cash equivalents	$1,173,734	$1,706,468
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,174,734	$1,707,468

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both September 30, 2024 and December 31, 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
Unless the context otherwise requires, references to the “Company” refer to Tradeweb Markets Inc. and its consolidated subsidiaries, including TWM LLC, following the completion of the Reorganization Transactions, and TWM LLC and its consolidated subsidiaries prior to the completion of the Reorganization Transactions.
The Company is a leader in building and operating electronic marketplaces for a global network of clients across the institutional, wholesale, retail and corporates client sectors. The Company’s principal subsidiaries include:
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
•Institutional Cash Distributors, LLC (“ICDLC”), acquired on August 1, 2024, a registered broker-dealer and introducing broker under the Exchange Act and a member of FINRA.
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
•TW Technology and Trading Private Limited (“TTTL”), a private limited company incorporated in Mumbai, India.
•Tradeweb Brasil Ltda (“TWB”), a limited liability company incorporated in Sao Paulo, Brazil.
•Institutional Cash Distributors Limited (“ICDLT”), acquired on August 1, 2024, a firm engaged in the provision of intermediary services authorized and regulated by the FCA in the UK.
•ICD Europa - Empresa de Investimento, S.A. (“ICDEU”), acquired on August 1, 2024, an investment firm regulated by the Comissão do Mercado de Valores Mobiliários (“CMVM”) in Portugal.
On April 5, 2024, the Company entered into a definitive agreement for TWM LLC to acquire Institutional Cash Distributors (“ICD”) by purchasing all of the outstanding equity interests of each of ICD Intermediate Holdco 1, LLC, SCIC - ICD Blocker 1, Inc. and Parthenon Investors V ICD Blocker, Inc. (the “ICD Acquisition”). The ICD Acquisition closed on August 1, 2024, following the satisfaction of closing conditions and regulatory reviews. ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”) (collectively referred to herein as “money market funds”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the acquisition of ICD and its proprietary technology, the Company has added a new client channel, “corporates”, serving corporate treasury professionals, complementing the Company’s existing focus on institutional, wholesale and retail clients. See Note 4 – Acquisitions for additional details on this acquisition.

In November 2023, TWM LLC and the Corporation entered into a definitive agreement for TWM LLC to acquire all of the outstanding equity interests of R8FIN Holdings LP (together with its subsidiaries, “r8fin”). The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews (the “r8fin Acquisition”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings. See Note 4 – Acquisitions for additional details on this acquisition.
In August 2023, the Company acquired Yieldbroker, a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sector (the “Yieldbroker Acquisition”). This acquisition combined Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale.
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
As of September 30, 2024:
•The public investors collectively owned 116,227,674 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.8% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 85,409 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 were impacted by 126,903 and 137,252, respectively, of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and nine months ended September 30, 2024 also include 1,890,781 and 1,858,478, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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
As of September 30, 2024 and December 31, 2023, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $113.2 million and $95.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.6 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and $16.1 million and $15.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Software Development Costs
The Company capitalizes costs associated with the development of internal use software at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed. The Company capitalizes employee compensation and related benefits and third party consulting costs incurred during the application development stage which directly contribute to such development. Such costs are amortized on a straight-line basis over three years. Software development costs acquired as part of the ICD Acquisition are amortized over eight years, software development costs acquired as part of the r8fin Acquisition are amortized over seven years and software development costs acquired as part of the Yieldbroker Acquisition and NFI Acquisition were both amortized over one year. Costs capitalized as part of the Refinitiv Transaction pushdown accounting allocation are amortized over nine years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable, or that their useful lives are shorter than originally expected. Non-capitalized software costs and routine maintenance costs are expensed as incurred.
As of September 30, 2024 and December 31, 2023, accumulated amortization related to software development costs totaled $273.7 million and $222.5 million, respectively. Amortization expense for software development costs was $19.6 million and $14.1 million for the three months ended September 30, 2024 and 2023, respectively, and $51.2 million and $41.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the ICD Acquisition, the r8fin Acquisition, the Yieldbroker Acquisition and the NFI Acquisition. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company consists of one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
Goodwill was last tested for impairment on October 1, 2023 and no impairment of goodwill was identified.
Intangible Assets
Intangible assets with a finite life are amortized over the estimated lives, ranging from four to fifteen years. These intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Intangible assets with an indefinite useful life are tested for impairment at least annually. An impairment loss is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding book value.
As of September 30, 2024 and December 31, 2023, accumulated amortization related to intangible assets totaled $632.2 million and $542.4 million, respectively. Amortization expense for definite-lived intangible assets was $32.6 million and $27.1 million for the three months ended September 30, 2024 and 2023, respectively, and $89.8 million and $80.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other costs directly related to the Company’s efforts to raise capital. These costs are recognized as a reduction in additional paid-in capital within the condensed consolidated statements of financial condition when the offering is effective. No offering costs were incurred during the three and nine months ended September 30, 2024 and 2023.
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income represents revenues from contracts with customers disaggregated by type of revenue. See Note 5 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.

Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a $0.9 million loss and a $0.7 million gain during the three months ended September 30, 2024 and 2023, respectively, and realized and unrealized losses during the nine months ended September 30, 2024 and 2023 totaled $2.9 million and $1.0 million, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 11 – Fair Value of Financial Instruments for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities, and changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts during the three months ended September 30, 2024 and 2023 totaled a $3.1 million loss and a $3.9 million gain, respectively and realized and unrealized gains on foreign currency forward contracts during the nine months ended September 30, 2024 and 2023 totaled $3.8 million and $4.9 million, respectively. Realized and unrealized losses on the foreign currency call option on Australian dollars during the three and nine months ended September 30, 2023 totaled $1.9 million and $1.3 million, respectively. As of September 30, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments for additional details on the Company’s derivative instruments.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (”CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three and nine months ended September 30, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate.
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

Earnings Per Share
Basic and diluted earnings per share are computed in accordance with the two-class method as unvested or unsettled vested stock awards issued to certain retired or terminated employees are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders. Basic earnings per share is computed by dividing the net income attributable to the Company’s outstanding shares of Class A and Class B common stock by the weighted-average number of the Company’s shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A or Class B common stock.
The dilutive effect of stock options and other stock-based payment awards is calculated using the treasury stock method, which assumes the proceeds from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of LLC Interests held by non-controlling interests is evaluated under the if-converted method, where the securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Performance-based awards are considered contingently issuable shares and their dilutive effect is included in the denominator of the diluted earnings per share calculation for the entire period, if those shares would be issuable as of the end of the reporting period, assuming the end of the reporting period was also the end of the contingency period.
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

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. During the third quarter of 2024, the Company began receiving and holding digital assets, in the form of Canton Coins, received in exchange for providing services as a Validator and Super Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure, and early adopted ASU 2023-08. This adoption became effective with the commencement of the Company’s initial holdings of these digital assets, which fall within the scope of ASU 2023-08. As of September 30, 2024, the Company held 660.4 million Canton Coins, which may only be transferred to other approved participants on the Canton Network and there is no public market for Canton Coins. The fair market value of the Canton Coins held as of September 30, 2024 is not material to the Company’s condensed consolidated financial statements. The Company expects to receive additional Canton Coins as it continues to provide services as a Validator and a Super Validator.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The ASU also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2024, and subsequent interim periods, with early adoption permitted. The ASU is to be applied retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
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

3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both September 30, 2024 and December 31, 2023, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Acquisitions
ICD
On August 1, 2024, the Company completed its acquisition of ICD. Pursuant to the terms of the purchase agreement, TWM LLC was required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation was also required to issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the ICD seller, who was also an employee of ICD and is currently an employee of the Company, which such shares of Class A common stock were issued and sold as restricted stock (such shares of restricted stock, the “RSAs”), subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan.
The total purchase consideration for the ICD business combination, net of cash acquired, was $774.5 million. The 41,705 RSAs issued at closing, had a fair market value of $4.7 million as of the acquisition date, and will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
Cash paid at closing, net of $23.0 million in cash acquired and net of the proceeds from the $4.5 million sale RSAs, totaled $774.1 million. Of this amount, $771.2 million was determined to be the net cash consideration transferred for the business combination, $1.4 million was recorded as compensation expense during the three and nine months ended September 30, 2024, related to the acceleration of vesting on the acquisition date of previously unvested stock awards issued by the ICD seller, and $1.4 million was recorded as a prepaid asset, to be recognized as compensation expense over a two-year required service period, relating to sale proceeds held in escrow for certain key executives, who are required to remain employed by the Company during that service period in order to receive the escrow portion of their sale proceeds.
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments and with the acquisition of ICD and its proprietary technology, the Company has added a new client channel, “corporates”, serving corporate treasury professionals, complementing the Company’s existing focus on institutional, wholesale and retail clients.
r8fin
On January 19, 2024, the Company completed its acquisition of r8fin in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the acquisition date at $36.7 million.
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings.
Business Combinations
The ICD and r8fin acquisitions were accounted for as business combinations and the Company utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of each respective acquisition. The fair values were determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market and primarily included significant unobservable inputs (Level 3).
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
The acquired developed technology, included in the condensed consolidated balance sheet as software development costs, was valued using the income approach, specifically the relief-from-royalty method (“RFRM”). The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the developed technology relative to the overall business as discussed above relating to the customer relationships.
The preliminary purchase price allocation for ICD and final purchase price allocation for r8fin were as follows:

	ICD Preliminary Purchase Price Allocation	r8fin Final Purchase Price Allocation	Total 2024 Business Combinations

	(dollars in thousands)
Cash and cash equivalents	$23,040	$1,397	$24,437
Deposits with clearing organizations	612	—	612
Accounts receivable	10,831	139	10,970
Equipment	268	—	268
Lease right-of-use assets	316	—	316
Software development costs	160,000	28,000	188,000
Goodwill	292,243	42,189	334,432
Intangible assets - Customer relationships	340,000	56,500	396,500
Intangible assets - Tradename	4,000	—	4,000
Other assets	1,556	179	1,735
Accrued compensation	(3,522)	—	(3,522)
Deferred revenue	(311)	(219)	(530)
Accounts payable, accrued expenses and other liabilities	(6,442)	(886)	(7,328)
Lease liabilities	(340)	—	(340)
Deferred tax liabilities	(24,681)	—	(24,681)
Total purchase consideration - cash paid and stock issued	797,570	127,299	924,869
Less: Cash acquired	(23,040)	(1,397)	(24,437)
Purchase consideration, net of cash acquired	$774,530	$125,902	$900,432
The primary areas of the preliminary purchase price allocation for ICD that were not yet finalized as of September 30, 2024 related primarily to the valuation of the identifiable intangible assets, software and deferred taxes and the finalization of working capital adjustments. The allocation of the purchase price will be finalized upon completion of the analysis of the acquired assets within one year of the date of the closing of the ICD Acquisition.

The acquired software development costs will be amortized over a useful life of eight years for ICD and seven years for r8fin, customer relationships will be amortized over a useful life of 15 years for ICD and 13 years for r8fin and the acquired ICD trade name will be amortized over a useful life of four years. The goodwill recognized in connection with the ICD and r8fin acquisitions is primarily attributable to the acquisition of expected future customers, future technology and synergies from the integration of the operations of the acquisitions into the Company's operations and its single business segment. Approximately $238 million of the goodwill recognized in connection with the ICD Acquisition and all of the goodwill recognized in connection with the r8fin Acquisition is expected to be deductible for income tax purposes.

During the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, the Company recognized $10.8 million, $1.4 million, $16.9 million and $1.4 million respectively, in transaction costs incurred to effect the ICD and r8fin acquisitions, which are included as a component of professional fees in the accompanying condensed consolidated statements of income. During the three and nine months ended September 30, 2024, the Company also recognized

$1.8 million and $2.2 million, respectively, in transaction costs incurred to effect the ICD and r8fin acquisitions, which are included as a component of general and administrative expenses in the accompanying condensed consolidated statements of income.

From the date of the ICD Acquisition through September 30, 2024, ICD revenues of $17.2 million and an operating loss of $0.3 million, including $7.3 million of depreciation and amortization from acquired assets, were included in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024. The r8fin Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.

Supplemental Pro Forma Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Tradeweb Markets Inc. and ICD, on a pro forma basis, as though the companies had been combined as of the beginning of the comparative period presented, which is January 1, 2023. The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the ICD Acquisition had taken place on January 1, 2023 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of Tradeweb Markets Inc. and ICD. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma information, including, without limitation, purchase accounting adjustments, acquisition related transaction costs, the removal of historical ICD interest expense and intangible asset amortization and the addition of intangible asset amortization and incremental stock-based compensation expense related to this acquisition, together with their consequential tax effects. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any anticipated synergies or operating cost reductions that may be achieved from integrating ICD into the rest of the Company.
The unaudited supplemental pro forma financial information for periods presented herein are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue	$456,753	$352,317	$1,317,022	$1,030,009
Operating income	172,443	124,826	500,663	340,679
Net income attributable to Tradeweb Markets Inc.	122,629	98,287	365,832	259,412
5.    Revenue
Revenue Recognition
The Company enters into contracts with its clients to provide a stand-ready connection to its electronic marketplaces, which facilitates the execution of trades by its clients. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing and reporting of trades thereon, which are highly interrelated services. The stand-ready connection to the electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from the Company’s performance as access is provided. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress.
For its services, the Company may earn subscription fees for granting access to its electronic marketplaces. Subscription fees, which are generally fixed fees, are recognized as revenue on a monthly basis, in the period that access is provided. The frequency of subscription fee billings varies from monthly to annually, depending on contract terms.
The Company also earns transaction fees and/or commissions from transactions executed on the Company’s electronic marketplaces, including the basis point commissions earned on the monthly average daily balance (“ADB”) of money market fund investments made through its ICD Portal and commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product.

Transaction fees and commissions are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. Fixed monthly transaction fees and commissions, or monthly transaction fees and commission minimums, are earned on a monthly basis in the period the stand-ready trading services are provided and are generally billed monthly. For variable transaction fees and commissions, the Company charges its clients amounts calculated based on the mix of products traded and the volume of transactions executed. Variable transaction fee and commission revenue associated with a particular trade is recognized and recorded on a trade-date basis when the individual trade occurs and is generally billed when the trade settles or is billed monthly. Variable commission revenue based upon a clients’ ADB invested in money market funds during a calendar month is recorded monthly and the rates billed may vary by money market fund and by the total level of funds invested. Variable discounts or rebates on transaction fees and commissions are earned and applied monthly or quarterly, resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
The Company also earns fees from an affiliate of LSEG (Refinitiv, which was rebranded as LSEG Data & Analytics during the fourth quarter of 2023) relating to the sale of market data to LSEG, which distributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as LSEG receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets, which are recognized when the historical data set is provided to LSEG.
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$337,732	$35,761	$225,934	$37,551
Subscription fees	410	50,796	465	45,896
LSEG market data fees	—	20,512	—	15,460
Other	837	2,867	328	2,723
Total revenue	$338,979	$109,936	$226,727	$101,630

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$929,997	$109,422	$665,749	$110,795
Subscription fees	1,345	150,288	1,395	135,088
LSEG market data fees	—	61,593	—	46,515
Other	1,581	8,379	794	7,883
Total revenue	$932,923	$329,682	$667,938	$300,281

Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2023	$25,746
New billings	117,705
Revenue recognized	(114,501)
Deferred revenue acquired in connection with acquisitions	530
Effect of foreign currency exchange rate changes	100
Deferred revenue balance - September 30, 2024	$29,580
During the nine months ended September 30, 2024, the Company recognized into revenue $25.1 million in deferred revenue that was deferred as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized into revenue $22.2 million in deferred revenue that was deferred as of December 31, 2022.
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
The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 was approximately 25.0% and 20.4%, respectively. The effective tax rate for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the return-to-provision adjustment and the effect of non-controlling interests, partially offset by the effect of state, local and foreign taxes.
The Company’s effective tax rate for the nine months ended September 30, 2024 and 2023 was approximately 24.7% and 22.4%, respectively. The effective tax rate for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the effect of non-controlling interests, the exercise of equity compensation and the return-to-provision adjustment.

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
In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity and the Company was indemnified by Refinitiv for these tax liabilities assumed. During the second quarter of 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015 and in the third quarter of 2023 paid $2.0 million in full settlement of the matter and the prior liabilities assumed. In the third quarter of 2023, Refinitiv reimbursed the Company for the $2.0 million paid to the State of New Jersey pursuant to the indemnification agreement. As of September 30, 2024 and December 31, 2023, there were no remaining tax liabilities accrued associated with the Refinitiv Contribution.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of September 30, 2024 and December 31, 2023, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $382.4 million and $457.5 million, respectively. During each of the three and nine months ended September 30, 2024, the Company recognized a tax receivable agreement liability adjustment of $0.9 million of expense in the condensed consolidated statements of income due to changes in the tax receivable agreement liability recorded in the condensed consolidated statement of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted the Company’s estimated future tax savings. There was no tax receivable agreement liability adjustment recognized for the three and nine months ended September 30, 2023.

8.    Non-Controlling Interests
In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its condensed consolidated financial statements. The non-controlling interests balance reported on the condensed consolidated statements of financial condition represents the economic interests of TWM LLC held by Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by Tradeweb Markets Inc. and the Continuing Owners.
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2024		September 30, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,119,161	90.2%	211,644,675	90.2%
Number of LLC Interests held by non-controlling interests	23,073,738	9.8%	23,080,571	9.8%
Total LLC Interests outstanding	236,192,899	100.0%	234,725,246	100.0%
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$113,916	$98,614	$359,297	$275,552
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(623)	(404)	(1,488)	79,376
Net transfers (to) from non-controlling interests	(623)	(404)	(1,488)	79,376
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$113,293	$98,210	$357,809	$354,928

9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and there have been no changes to those rights and privileges during the nine months ended September 30, 2024.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisitions (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
Activities related to exchanges of LLC Interests	1,000	—	—	(1,000)	—
Issuance of common stock from equity incentive plans	116,377	—	—	—	116,377
Balance at June 30, 2024	116,282,605	96,933,192	18,000,000	5,076,973	236,292,770
Activities related to exchanges of LLC Interests	3,235	—	—	(3,235)	—
Issuance of common stock from equity incentive plans	114,924	—	—	—	114,924
Issuance of common stock for business acquisitions (2)	41,705	—	—	—	41,705
Share repurchases pursuant to share repurchase programs	(214,795)	—	—	—	(214,795)
Balance at September 30, 2024	116,227,674	96,933,192	18,000,000	5,073,738	236,234,604
(1)On January 19, 2024, the Corporation issued 374,601 unregistered shares of Class A common stock as partial consideration for the r8fin Acquisition (the “r8fin Acquisition Shares”), in reliance on Section 4(a)(2) of the Securities Act. The r8fin Acquisition Shares are considered issued and outstanding subsequent to their January 19, 2024 issuance, but remain subject to a lock-up that restricts the sale, transfer or disposal of these shares for the two year period following the January 19, 2024 acquisition date of the r8fin Acquisition. See Note 4 – Acquisitions for additional details on this acquisition.
(2)On August 1, 2024, the Corporation issued and sold 41,705 unregistered shares of Class A common stock in connection with the closing of the ICD Acquisition, in reliance on Section 4(a)(2) of the Securities Act. These shares of Class A common stock (or “RSAs”) were issued and sold as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. Although the RSAs and dividends payable on the RSAs during the vesting period are subject to a two-year cliff vesting service requirement and forfeiture terms, they are considered issued and outstanding shares of Class A common stock subsequent to their August 1, 2024 issuance. TWM LLC will issue corresponding LLC Interests to the Corporation only if, when and to the extent the RSAs vest. See Note 4 – Acquisitions for additional details on this acquisition.

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

Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including restricted stock units (“RSUs”) and restricted stock awards with only time-based vesting conditions, performance-based restricted stock units with both time and performance-based vesting conditions, stock options and dividend equivalent rights. The Company refers to performance-based restricted stock units that vest based on the financial performance of the Company as “PRSUs” and performance-based restricted stock units that vest based on market conditions, such as total shareholder return, as “PSUs”. RSUs, PRSUs and PSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. Stock options have a maximum contractual term of 10 years.
In connection with organizational changes, on June 17, 2024, the Company determined that the employment of Thomas Pluta, President of the Company, would terminate effective September 30, 2024. In connection with the termination of his employment, Mr. Pluta also resigned from the Board of Directors of the Company effective September 30, 2024. As of June 17, 2024, there was approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that was accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represented regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represented accelerated stock-based compensation expense. During the three and nine months ended September 30, 2024, the Company incurred a total of $2.4 million and $2.7 million, respectively in accelerated stock-based compensation expense relating to Mr. Pluta’s departure.
In connection with the closing of the ICD Acquisition, on August 1, 2024, the Corporation issued and sold 41,705 RSAs with a grant date fair value of $111.68 per share. The RSAs will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
During the three months ended September 30, 2024, the Company granted 110,794 RSUs at a weighted-average grant-date fair value of $112.60. No PRSUs or PSUs were granted during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company granted 568,772 RSUs, 201,546 PRSUs and 86,592 PSUs at a weighted-average grant-date fair value of $106.06, $104.66 and $149.00, respectively.
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

	March 15, 2024 PSU Grant	March 15, 2023 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	26.63%	28.81%
Risk-Free Interest Rate	4.44%	3.77%

A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Total stock-based compensation expense	$26,168	$17,348	$66,286	$44,670
The stock-based compensation expense above excludes $0.6 million and $0.4 million of stock-based compensation expense capitalized to software development costs during the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended September 30, 2024 and 2023, the Company acquired a total of 214,795 and 65,054 shares of Class A common stock at an average price of $116.41 and $75.28 for purchases totaling $25.0 million and $4.9 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company acquired a total of 214,795 and 485,730 shares of Class A common stock at an average price of $116.41 and $72.48 for purchases totaling $25.0 million and $35.2 million, respectively.
Each share of Class A common stock repurchased pursuant to the share repurchase programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of September 30, 2024, a total of $214.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to share repurchase programs, the excess of the repurchase price paid over the par value of the Class A common stock is recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended September 30, 2024 and 2023, the Company withheld 18,797 and 92,373 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $111.79 and $84.15, respectively, and an aggregate value of $2.1 million and $7.8 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2024 and 2023, the Company withheld 474,123 and 693,456 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.82 and $71.38, respectively, and an aggregate value of $46.4 million and $49.5 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.

10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of September 30, 2024 and December 31, 2023, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Accounts receivable	$718	$688
Receivable and due from affiliates	97	192
Other assets	—	17
Accounts payable, accrued expenses and other liabilities	1,651	1,044
Deferred revenue	6,404	6,508
Payable and due to affiliates	1,582	1,327
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenue:
Subscription fees	$333	$460	$908	$1,931
LSEG market data fees (1)	20,512	15,460	61,593	46,515
Other fees	160	218	520	468
Expenses: (2)
Employee compensation and benefits	—	9	—	26
Technology and communications	1,567	1,496	4,695	4,147
General and administrative	3	4	8	4
Professional fees	15	9	80	10
Occupancy	13	21	52	41
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

11.    Fair Value of Financial Instruments
Financial Instruments Measured at Fair Value
The Company’s financial instruments measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of September 30, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$959,112	$—	$—	$959,112
Other assets – Investment in available for sale debt securities	—	—	10,228	10,228
Total assets measured at fair value	$959,112	$—	$10,228	$969,340

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$1,424	$—	$1,424
Total liabilities measured at fair value	$—	$1,424	$—	$1,424

As of December 31, 2023
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,543,644	$—	$—	$1,543,644
Total assets measured at fair value	$1,543,644	$—	$—	$1,543,644

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$775	$—	$775
Total liabilities measured at fair value	$—	$775	$—	$775
Cash Equivalents
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments in Available-for-Sale Debt Securities
In April 2024, the Company made an investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying condensed consolidated statements of financial condition at a fair value and amortized cost basis of $10.2 million as of September 30, 2024. There were no fair value adjustments or credit losses recorded on the convertible note during the three and nine months ended September 30, 2024. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.

Foreign Currency and Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million ($79.9 million U.S. dollars as translated as of June 30, 2023), in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker acquisition. The valuations for the Company’s foreign currency forward contracts and foreign currency call option are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts and the foreign currency call option are categorized as Level 2 in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$236,123	$192,877
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$(3,139)	$3,883	$3,772	$4,921
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$—	$(1,907)	$—	$(1,289)
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

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2024 and December 31, 2023 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2024	(dollars in thousands)
Assets
Cash and restricted cash	$215,622	$215,622	$—	$—	$215,622
Receivable from brokers and dealers and clearing organizations	297,842	—	297,842	—	297,842
Deposits with clearing organizations	65,277	65,277	—	—	65,277
Accounts receivable	248,615	—	248,615	—	248,615
Other assets – Memberships in clearing organizations	2,919	—	—	2,919	2,919
Total	$830,275	$280,899	$546,457	$2,919	$830,275

Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—
Payable to brokers and dealers and clearing organizations	286,179	—	286,179	—	286,179
Total	$286,179	$—	$286,179	$—	$286,179

As of December 31, 2023
Assets
Cash and restricted cash	$163,824	$163,824	$—	$—	$163,824
Receivable from brokers and dealers and clearing organizations	381,178	—	381,178	—	381,178
Deposits with clearing organizations	36,806	36,806	—	—	36,806
Accounts receivable	168,407	—	168,407	—	168,407
Other assets – Memberships in clearing organizations	2,426	—	—	2,426	2,426
Total	$752,641	$200,630	$549,585	$2,426	$752,641

Liabilities
Securities sold under agreements to repurchase(1)	$21,612	$—	$21,612	$—	$21,612
Payable to brokers and dealers and clearing organizations	351,864	—	351,864	—	351,864
Total	$373,476	$—	$373,476	$—	$373,476
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are equity investments without readily determinable fair values of $10.5 million and $8.9 million as of September 30, 2024 and December 31, 2023, respectively. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.
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
Historically the Company has used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. Under that arrangement, ICBC submitted the Company’s trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, the Company has and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly the Company has experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of September 30, 2024, the Company recorded a $297.8 million receivable and a $286.2 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $11.7 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of September 30, 2024 were fully settled during October 2024.
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
As of September 30, 2024 and December 31, 2023, the Company maintained an allowance for credit losses with regard to its receivables of $0.2 million and $0.3 million, respectively. For the three months ended September 30, 2024 and 2023, credit loss expense was $43,000 and $13,000, respectively. For the nine months ended September 30, 2024, recoveries resulted in a reversal of credit loss expenses totaling $28,000, and, for the nine months ended September 30, 2023, credit loss expense was $60,000.
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
Additionally, the Company was dismissed from a class action relating to an interest rate swaps matter in 2017, but that matter continues against the remaining defendant financial institutions with respect to the case brought by certain swap execution facilities.

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
As of both September 30, 2024 and December 31, 2023, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of September 30, 2024:

Amount
(dollars in thousands)
Remainder of 2024	$3,772
2025	10,641
2026	6,844
2027	6,399
2028	1,777
Thereafter	1,628
Total future lease payments	31,061
Less imputed interest	(2,471)
Lease liability	$28,590
The lease payments above exclude $159.2 million of future minimum lease payments for a lease signed but not yet commenced as of September 30, 2024. This lease, for the Company’s New York City corporate office, is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$113,916	$98,614	$359,297	$275,552
Less: Distributed and undistributed earnings allocated to participating securities (1)	(68)	(124)	(231)	(348)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$113,848	$98,490	$359,066	$275,204

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,206,193	211,618,475	213,026,732	210,444,082
Dilutive effect of PRSUs	625,822	504,945	564,996	380,740
Dilutive effect of options	363,623	1,110,175	470,816	1,240,923
Dilutive effect of RSUs and RSAs	405,562	258,039	367,375	211,163
Dilutive effect of PSUs	495,774	—	455,291	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	215,096,974	213,491,634	214,885,210	212,276,908

Earnings per share - Basic	$0.53	$0.47	$1.69	$1.31
Earnings per share - Diluted	$0.53	$0.46	$1.67	$1.30
(1)During the three months ended September 30, 2024 and 2023, there was a total of 126,903 and 265,681, respectively, and during the nine months ended September 30, 2024 and 2023, there was a total of 137,252 and 266,453, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A or Class B common stock, as applicable, of Tradeweb Markets Inc. The potential dilutive effect of LLC Interests held by Continuing LLC Owners are evaluated under the if-converted method. The potential dilutive effect of PRSUs, shares underlying options, RSUs, RSAs and PSUs are evaluated under the treasury stock method.
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs and RSAs	10,217	110,927	10,217	110,927
PSUs	—	144,666	—	144,666
LLC Interests	23,076,235	23,080,571	23,077,298	24,179,583
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

15.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL, TESL and ICDLT are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain finance resource requirements with the AFM in the Netherlands, ICDEU is subject to certain financial resource requirements with the CMVM in Portugal, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At September 30, 2024 and December 31, 2023, the regulatory capital requirements and regulatory capital for these entities are as follows:

	September 30, 2024			December 31, 2023
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$57,597	$3,033	$54,564	$50,243	$2,856	$47,387
DW	191,613	3,436	188,177	156,318	3,579	152,739
TWD	56,215	1,000	55,215	46,976	850	46,126
TEL	89,180	34,586	54,594	78,127	37,907	40,220
TWJ	4,855	2,921	1,934	6,963	2,029	4,934
TWEU	15,351	6,807	8,544	11,912	5,447	6,465
TESL	6,125	1,003	5,122	1,813	955	858
TESBV	1,705	852	853	1,683	843	840
YB	9,054	—	9,054	5,261	1,070	4,191
TDIFC	83	30	53	250	39	211
ICDLC	12,629	583	12,046	—	—	—
ICDLT	6,922	3,190	3,732	—	—	—
ICDEU	169	161	8	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024			December 31, 2023
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$55,747	$14,500	$41,247	$43,286	$12,500	$30,786
DW SEF	14,447	9,080	5,367	13,309	8,669	4,640

	September 30, 2024			December 31, 2023
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$26,704	$3,625	$23,079	$22,068	$3,125	$18,943
DW SEF	9,273	2,270	7,003	7,935	2,167	5,768

16.    Business Segment and Geographic Information
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The Company’s operations constitute a single business segment because of the integrated nature of these marketplaces and services.
Information regarding revenue by client sector is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenues
Institutional	$266,681	$195,094	$759,599	$577,774
Wholesale	99,511	77,975	290,994	227,404
Retail	35,770	32,332	106,810	94,875
Corporates	17,193	—	17,193	—
Market Data	29,760	22,956	88,009	68,166
Total revenue	448,915	328,357	1,262,605	968,219
Operating expenses	289,599	203,619	773,117	604,580
Operating income	$159,316	$124,738	$489,488	$363,639
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
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Revenues
U.S.	$279,705	$207,842	$785,947	$617,463
International	169,210	120,515	476,658	350,756
Total revenue	$448,915	$328,357	$1,262,605	$968,219
The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Long-lived assets
U.S.	$4,799,860	$3,990,070
International	29,485	20,348
Total	$4,829,345	$4,010,418

17.    Subsequent Events
On October 30, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the fourth quarter of 2024. This dividend will be payable on December 16, 2024 to stockholders of record as of December 2, 2024.
On October 30, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $30.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 2, 2024, payable on December 12, 2024.

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
Overview
We are a leader in building and operating electronic marketplaces for our global network of more than 2,800 clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale, retail and corporates client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporate treasury organizations. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 70 countries with offices in North America, Europe, Asia, Australia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data.
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
In our wholesale client sector, we provide a broad range of electronic, voice and hybrid platforms to dealers and financial institutions trading on our electronic or hybrid markets with our Dealerweb platform. This platform was launched in 2008 following the acquisition of inter-dealer broker Hilliard Farber & Co., Inc. In 2011, we acquired the brokerage assets of Rafferty Capital Markets and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) (the “NFI Acquisition”). Today, Dealerweb actively competes across a range of rates, credit, money markets, derivatives and equity markets.
In our retail client sector, we provide advanced trading solutions for financial advisory firms and traders with our Tradeweb Direct platform. We entered the retail sector in 2006 and launched our Tradeweb Direct platform following the 2013 acquisition of BondDesk Group LLC, which was built to bring innovation and efficiency to the wealth management community. Tradeweb Direct provides financial advisory firms access to live offerings, accurate pricing in the marketplace and fast execution.
In our corporates client sector, we provide comprehensive investment technology and research solutions tailored to the needs of corporate treasury organizations globally. These solutions enable efficient trading of institutional money market funds and other short-term investments. Our expansion into the corporates sector was driven by our acquisition of Institutional Cash Distributors (“ICD”) on August 1, 2024. The addition of ICD to our platform broadens our product suite, further diversifies our client and revenue base and strengthens our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.
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
ICD
On August 1, 2024, we completed our acquisition of ICD.
In connection with the acquisition closing, the Corporation issued and sold 41,705 shares of Class A common stock, with a grant date fair value of $4.7 million, to an equityholder of the ICD seller, who was also an employee of ICD and is currently an employee of the Company, which shares of Class A common stock were issued and sold as restricted stock (such shares of restricted stock, the “RSAs”). The RSAs are subject to a two-year vesting period and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into non-cash stock-based compensation expense over the two-year service period required subsequent to the acquisition date, with such special stock-based compensation amortization expense excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense.
Cash paid at closing, net of cash acquired and net of the proceeds from the sale of the RSAs, totaled $774.1 million, of which $771.2 million was determined to be consideration transferred for the business combination, $1.4 million was expensed during the three and nine months ended September 30, 2024 and $1.4 million was recorded as a prepaid asset, to be expensed over a two-year period. Both of these purchase price amounts that were or will be expensed are considered merger and acquisition transaction and integration costs and will be excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when recorded as expense.
In connection with the ICD Acquisition, we also issued to certain key ICD employees, 92,672 restricted stock units (the “ICD RSU Awards”), with a total grant date fair value of $10.3 million, that will vest one-third each year over a three-year period. Management determined that approximately $5.2 million of the ICD RSU Awards represents market based ordinary course compensation expense for these individuals, with the remaining $5.2 million representing a special award to help ensure retention of these key ICD employees during the three-year period subsequent to the acquisition and allow sufficient time for the integration of ICD’s operations into Tradeweb. The stock-based compensation expense relating to the portion of the ICD RSU Awards determined to be a special award will also be excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense. See “Non-GAAP Financial Measures” below for further details on ICD Acquisition related non-GAAP adjustments.
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”) (collectively referred to herein as “money market funds”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the acquisition of ICD and its proprietary technology, we have added a new client channel, “corporates”, serving corporate treasury professionals, complementing Tradeweb’s existing focus on institutional, wholesale and retail clients.
As part of Tradeweb, ICD provides a comprehensive solution for corporate treasurers and asset managers worldwide to manage short-term liquidity needs and FX risk, as well as optimize yield and duration via our existing suite of products. ICD clients retain the ability to fully integrate their workflows with leading third-party treasury management and accounting systems and ICD’s portfolio analytics solution. In addition to opportunities to cross-sell our products to ICD’s clients, we aim to accelerate ICD’s growth and expansion by leveraging our international presence and offering money market funds to our existing network of clients globally.
From the date of the ICD Acquisition through September 30, 2024, ICD revenues of $17.2 million and an operating loss of $0.3 million, including $7.3 million of depreciation and amortization from acquired assets, were included in our condensed consolidated statements of income for the three and nine months ended September 30, 2024. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details of this acquisition.
r8fin
On January 19, 2024, we completed our acquisition of r8fin (the “r8fin Acquisition”) in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the acquisition date at $36.7 million.
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (EMS) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (CLOB), Tradeweb Request-for-Quote (RFQ) and Tradeweb AiEX (Automated Intelligent Execution) offerings, creating a valuable and broad-based approach to trading U.S. Treasuries and related futures trading. The r8fin Acquisition is not material to our consolidated financial statements and did not have a significant impact to our results of operations for the three and nine months ended September 30, 2024. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.
Organizational Changes
On June 20, 2024, we announced organizational changes to optimize operations for continued growth. As part of those organizational changes, Amy Clack joined the Company in August 2024 as Chief Administrative Officer and a member of the Executive Committee, overseeing operations, business integration, risk and corporate services. In addition, Thomas Pluta, President of the Company, left the Company and the Board of Directors, effective September 30, 2024.
During the nine months ended September 30, 2024, we incurred $2.9 million in incremental compensation expense related to a cash severance payment to be paid to Mr. Pluta in accordance with the Company’s Executive Severance Policy with respect to Mr. Pluta’s departure in September 2024, all recorded during the three months ended June 30, 2024. As of June 17, 2024, there was also approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that were accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represented regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represented accelerated stock-based compensation expense that was excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when it was recorded as expense. See “—Non-GAAP Financial Measures” below for further details. During the three and nine months ended September 30, 2024, we incurred a total of $2.4 million and $2.7 million, respectively in accelerated stock-based compensation expense relating to Mr. Pluta’s departure.
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
Because the majority of our financial assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and benefits, technology and communication expenses and occupancy costs, which may not be readily recoverable in the prices of our services. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Quarterly Report on Form 10-Q. To the extent inflation, along with other factors, results in rising interest rates and have other adverse effects on the securities markets and the overall economy, they may adversely affect our results of operations and financial condition.
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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the three and nine months ended September 30, 2024. The Company is subject to the 15% CAMT, however, it is not expected to have a material impact on the Company’s effective tax rate. The adoption of the IRA will also not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
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
Transaction Fees and Commissions
We earn transaction fees and/or commissions from transactions executed on our trading platforms on both a variable and fixed price basis, which vary by geographic region, product type and trade size. For most of our products, clients pay both fixed minimum monthly transaction fees and variable transaction fees on a per transaction basis in excess of the monthly minimum. Clients may also pay a subscription fee in addition to or instead of the minimum monthly transaction fees. For other products, instead of a minimum monthly transaction fee, clients may pay a fixed transaction fee or only a variable transaction fee on a per transaction basis. We also earn commission revenue from our electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. For to-be-announced mortgage backed securities (“TBA-MBS”), U.S. Treasury and repurchase agreement transactions executed by our wholesale clients, we also generate revenue from fixed commissions that are generally invoiced monthly.
For variable transaction fees and commissions, we charge clients based on the mix of products traded and the volume of transactions executed. Transaction volume is determined by using either a measure of the notional volume of the products traded, a count of the number of trades or in the case of the ICD Portal, the client’s average daily balance (“ADB”) invested in the money market funds during a calendar month. Because transaction fees and commissions are sometimes subject to plans with tiered pricing based on product mix, volume, monthly minimums and monthly maximum fee caps, average variable fees per million dollars of volume traded generated for a client may vary each month depending on the mix of products and volume traded. Furthermore, because transaction fees and commissions vary by geographic region, product type and trade size, our revenues may not correlate with volume growth.

Subscription Fees
We earn subscription fees primarily for granting clients access to our markets for trading and market data. For a limited number of products, we only charge subscription fees and no transaction fees or commissions. Subscription fees are generally charged on a fixed price basis.
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
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, Europe, Asia, Australia and the Middle East. We expect occupancy expense to increase as our space needs grow in line with our global expansion.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings.

Interest Income
Interest income consists primarily of interest earned from our cash deposited with large commercial banks and money market funds, as well as interest earned from our investments in available-for-sale debt securities.
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
In connection with the Reorganization Transactions, the TWM LLC Agreement was amended and restated to, among other things, (i) provide for LLC Interests and (ii) exchange all of the then existing membership interests in TWM LLC for LLC Interests. LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. Following the completion of the Reorganization Transactions and the IPO, we owned 64.3% of TWM LLC and Continuing LLC Owners owned the remaining 35.7% of TWM LLC. As of September 30, 2024, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023
The following table sets forth a summary of our statements of income for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$448,915	$328,357	$120,558	36.7%
Total expenses	289,599	203,619	85,980	42.2%
Operating income	159,316	124,738	34,578	27.7%
Tax receivable agreement liability adjustment	(870)	—	(870)	N/M
Interest income	16,663	17,929	(1,266)	(7.1)%
Interest expense	(1,446)	(464)	(982)	211.6%
Other income (loss), net	10	(1,907)	1,917	(100.5)%
Income before taxes	173,673	140,296	33,377	23.8%
Provision for income taxes	(43,450)	(28,666)	(14,784)	51.6%
Net income	130,223	111,630	18,593	16.7%
Less: Net income attributable to non-controlling interests	16,307	13,016	3,291	25.3%
Net income attributable to Tradeweb Markets Inc.	$113,916	$98,614	$15,302	15.5%
N/M = not meaningful
Revenues
Our revenues for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$373,493	83.2%	$263,485	80.2%	$110,008	41.8%
Subscription fees (1)	71,718	16.0	61,821	18.8	9,897	16.0%
Other	3,704	0.8	3,051	0.9	653	21.4%
Total revenue	$448,915	100.0%	$328,357	100.0%	$120,558	36.7%

Components of total revenue growth:
Constant currency change (2)						36.5%
Foreign currency impact						0.2%
Total revenue growth						36.7%
(1)Subscription fees for the three months ended September 30, 2024 and 2023 include $20.5 million and $15.5 million, respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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

Our strong results for the third quarter of 2024 reflected significant organic growth and solid contributions from our recent acquisitions of ICD, r8fin and Yieldbroker. We remained focused on and grew market share while also benefiting from rates market volatility around central bank moves and broad-based volume growth, which underscored our sustained momentum across asset classes. The primary driver of the $120.6 million increase in revenue was related to an $110.0 million increase in transaction fees and commissions to $373.5 million for the three months ended September 30, 2024 from $263.5 million for the three months ended September 30, 2023, primarily due to higher revenues for rate derivatives products, U.S. corporate bonds and U.S. government bonds, as well as the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal for the two months subsequent to the acquisition.
Our total revenue by asset class for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$233,122	$172,832	$60,290	34.9%
Credit	118,305	90,062	28,243	31.4%
Equities	25,514	20,890	4,624	22.1%
Money Markets	36,126	15,763	20,363	129.2%
Market Data	29,760	22,956	6,804	29.6%
Other	6,088	5,854	234	4.0%
Total revenue	$448,915	$328,357	$120,558	36.7%
Our variable and fixed revenues by asset class for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$173,698	$59,424	$114,128	$58,704	$59,570	$720	52.2%	1.2%
Credit	109,518	8,787	82,484	7,578	27,034	1,209	32.8%	16.0%
Equities	23,218	2,296	18,567	2,323	4,651	(27)	25.0%	(1.2)%
Money Markets	31,928	4,198	11,433	4,330	20,495	(132)	179.3%	(3.0)%
Market Data	104	29,656	115	22,841	(11)	6,815	(9.6)%	29.8%
Other	513	5,575	—	5,854	513	(279)	N/M	(4.8)%
Total revenue	$338,979	$109,936	$226,727	$101,630	$112,252	$8,306	49.5%	8.2%
N/M = not meaningful

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2024 and 2023, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2024		2023		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,298,114	$83,743,233	$853,258	$54,264,524	52.1%
Rates Cash	496,603	31,860,816	361,421	22,842,103	37.4%
Rates Derivatives	801,512	51,882,416	491,837	31,422,421	63.0%
Swaps / Swaptions Tenor (greater than 1 year)	439,683	28,436,368	325,350	20,746,985	35.1%
Other Rates Derivatives (1)	361,828	23,446,048	166,488	10,675,437	117.3%

Credit	42,589	2,754,433	29,936	1,906,797	42.3%
Cash Credit (2)	9,955	641,617	7,193	457,163	38.4%
Credit Derivatives, China Bonds and U.S. Cash EP	32,634	2,112,816	22,742	1,449,634	43.5%

Equities	22,815	1,467,238	18,926	1,197,696	20.6%
Equities Cash	10,308	665,138	9,475	601,081	8.8%
Equities Derivatives	12,507	802,100	9,451	596,615	32.3%

Money Markets	848,171	59,556,275	522,065	33,065,896	62.5%

Total (4)	$2,211,690	$147,521,178	$1,424,185	$90,434,913	55.3%
Total excluding Other Rates Derivatives (3)	$1,849,862	$124,075,130	$1,257,697	$79,759,476	47.1%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
(4)We acquired Yieldbroker, r8fin and ICD on August 31, 2023, January 19, 2024 and August 1, 2024, respectively. Total volume reported includes volumes from each acquired business subsequent to the closing date of the applicable acquisition.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2024 and 2023 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
Rates	$2.07	$2.10	$(0.03)	(1.4)%
Rates Cash	$2.45	$2.42	$0.03	1.1%
Rates Derivatives	$1.85	$1.87	$(0.02)	(1.5)%
Rates Derivatives (greater than 1 year)	$3.19	$2.72	$0.47	17.2%
Other Rates Derivatives (1)	$0.22	$0.22	$—	1.1%

Credit	$39.76	$43.26	$(3.50)	(8.1)%
Cash Credit (2)	$151.90	$162.20	$(10.30)	(6.3)%
Credit Derivatives, China Bonds and U.S. Cash EP	$5.71	$5.75	$(0.04)	(0.7)%

Equities	$15.82	$15.50	$0.32	2.1%
Equities Cash	$27.68	$25.42	$2.26	8.9%
Equities Derivatives	$5.99	$5.50	$0.49	9.0%

Money Markets	$0.54	$0.35	$0.19	55.0%

Total	$2.29	$2.51	$(0.22)	(8.5)%
Total excluding Other Rates Derivatives (3)	$2.69	$2.81	$(0.12)	(4.4)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $60.3 million or 34.9% to $233.1 million for the three months ended September 30, 2024 compared to $172.8 million for the three months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, U.S., European and other government bonds and mortgages.
Average variable fees per million for rates decreased primarily due to a shift in the mix and methods of products traded towards other rates derivative products, which have with a lower variable fee capture compared to overall rates. This was partially offset by a shift in the mix of products traded towards other government bonds, which have a higher variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $28.2 million or 31.4% to $118.3 million for the three months ended September 30, 2024 compared to $90.1 million for the three months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds and credit derivative products and an increase in fixed subscription fees. The fixed subscription fee increase was primarily driven by the addition of dealers joining the subscription pricing plan, subscription price increases and the implementation of fee minimums to certain subscription plans.
Average variable fees per million for credit decreased primarily due to a shift in the mix and methods of products traded, including increases in the percentage of derivative products, which have a lower variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class increased by $4.6 million or 22.1% to $25.5 million for the three months ended September 30, 2024 compared to $20.9 million for the three months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for European and U.S. ETFs and equity derivative products.
Average variable fees per million for equities increased primarily due to a shift in the mix of products traded, including higher volumes in European ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $20.4 million or 129.2% to $36.1 million for the three months ended September 30, 2024 compared to $15.8 million for the three months ended September 30, 2023 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal.
Average variable fees per million for money markets increased primarily due to a shift in the mix of products traded in this category as a result of the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, which have a higher variable fee capture compared to the historical product mix.
Market Data. Revenues from our market data asset class increased by $6.8 million or 29.6% to $29.8 million for the three months ended September 30, 2024 compared to $23.0 million for the three months ended September 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Other. Revenues from our other asset class was relatively flat with an increase of $0.2 million or 4.0% to $6.1 million for the three months ended September 30, 2024 compared to $5.9 million for the three months ended September 30, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$266,681	$195,094	$71,587	36.7%
Wholesale	99,511	77,975	21,536	27.6%
Retail	35,770	32,332	3,438	10.6%
Corporates	17,193	—	17,193	N/M
Market Data	29,760	22,956	6,804	29.6%
Total revenue	$448,915	$328,357	$120,558	36.7%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $71.6 million or 36.7% to $266.7 million for the three months ended September 30, 2024 from $195.1 million for the three months ended September 30, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds, U.S. and European government bonds and credit derivative products.
Wholesale. Revenues from our wholesale client sector increased by $21.5 million or 27.6% to $99.5 million for the three months ended September 30, 2024 from $78.0 million for the three months ended September 30, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from the r8fin Acquisition, as well as higher revenues for U.S. corporate bonds, repurchase agreements and rates derivative products.
Retail. Revenues from our retail client sector increased by $3.4 million or 10.6% to $35.8 million for the three months ended September 30, 2024 from $32.3 million for the three months ended September 30, 2023. The increase was derived primarily from higher revenues for municipals and U.S. corporate bonds.
Corporates. Revenues from our corporates client sector were $17.2 million for the three months ended September 30, 2024. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal for the two months subsequent to the acquisition. See “—Trends and Other Factors Impacting Our Performance—Acquisitions,” above for further details about this acquisition.
Market Data. Revenues from our market data client sector increased by $6.8 million or 29.6% to $29.8 million for the three months ended September 30, 2024 from $23.0 million for the three months ended September 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$279,705	$207,842	$71,863	34.6%
International	169,210	120,515	48,695	40.4%
Total revenue	$448,915	$328,357	$120,558	36.7%
U.S. Revenues from U.S. clients increased by $71.9 million or 34.6% to $279.7 million for the three months ended September 30, 2024 from $207.8 million for the three months ended September 30, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, money markets, including the contribution from the ICD Acquisition, rates derivatives products and market data.
International. Revenues from International clients increased by $48.7 million or 40.4% to $169.2 million for the three months ended September 30, 2024 from $120.5 million for the three months ended September 30, 2023 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD Acquisition, European and other government bonds and market data.
Operating Expenses
Our expenses for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$160,161	$116,016	$44,145	38.1%
Depreciation and amortization	57,872	46,559	11,313	24.3%
Technology and communications	24,300	19,733	4,567	23.1%
General and administrative	20,417	6,700	13,717	204.7%
Professional fees	21,434	10,479	10,955	104.5%
Occupancy	5,415	4,132	1,283	31.1%
Total expenses	$289,599	$203,619	$85,980	42.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $44.1 million or 38.1% to $160.2 million for the three months ended September 30, 2024 from $116.0 million for the three months ended September 30, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonus and benefits associated with our continued growth, including the August 1, 2024 ICD Acquisition. As discussed above, the three months ended September 30, 2024 also included $2.4 million in accelerated stock-based compensation expense associated with our former President and $1.4 million in compensation expense relating to acceleration, as of the ICD Acquisition closing date, of unvested stock-based compensation awards previously issued by the ICD seller. See “—Trends and Other Factors Impacting Our Performance” above for further details.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $11.3 million or 24.3% to $57.9 million for the three months ended September 30, 2024 from $46.6 million for the three months ended September 30, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD, r8fin and Yieldbroker acquisitions on August 1, 2024, January 19, 2024 and August 31, 2023, respectively.

Technology and Communications. Expenses related to technology and communications increased by $4.6 million or 23.1% to $24.3 million for the three months ended September 30, 2024 from $19.7 million for the three months ended September 30, 2023. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs increased by $13.7 million or 204.7% to $20.4 million for the three months ended September 30, 2024 from $6.7 million for the three months ended September 30, 2023. The increase was primarily due to an $8.7 million increase in foreign exchange losses during the three months ended September 30, 2024 compared to the prior year period. Realized and unrealized foreign currency losses totaled $4.1 million during the three months ended September 30, 2024 as compared to $4.6 million in gains during three months ended September 30, 2023. The change was primarily driven by changes in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program. Increases in travel and recruiting costs to support our continued growth also contributed to the overall increase in general and administrative expenses.
Professional Fees. Expenses related to professional fees increased by $11.0 million or 104.5% to $21.4 million for the three months ended September 30, 2024 from $10.5 million for the three months ended September 30, 2023, primarily due to an increase in professional fees related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $1.3 million or 31.1% to $5.4 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment of $0.9 million of expense recognized for the three months ended September 30, 2024 was due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment recognized for the three months ended September 30, 2023.
Interest Income
Interest income decreased by $1.3 million to $16.7 million for the three months ended September 30, 2024 from $17.9 million for the three months ended September 30, 2023 primarily due to a decrease in interest income earned as a result of a decrease in our average invested cash balance as a result of the cash paid in connection with the ICD Acquisition.
Interest Expense
Interest expense increased by $1.0 million to $1.4 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023 primarily due to interest expense incurred on payments due under the Tax Receivable Agreement.
Other Income (Loss), Net
There was less than $0.1 million of net other income for the three months ended September 30, 2024 compared to a $1.9 million net other loss for the three months ended September 30, 2023, as we unwound the out-of-the-money foreign currency call option entered into in order to partially mitigate the foreign currency exposure relating to the payment of the purchase price for the Yieldbroker acquisition during the three months ended September 30, 2023.
Income Taxes
Income tax expense increased by $14.8 million to $43.5 million for the three months ended September 30, 2024 from $28.7 million for the three months ended September 30, 2023. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2024 was approximately 25.0%, compared with 20.4% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to the return-to-provision adjustment and the effect of non-controlling interests, partially offset by the effect of state, local and foreign taxes.

For the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,262,605	$968,219	$294,386	30.4%
Total expenses	773,117	604,580	168,537	27.9%
Operating income	489,488	363,639	125,849	34.6%
Tax receivable agreement liability adjustment	(870)	—	(870)	N/M
Interest income	59,234	46,445	12,789	27.5%
Interest expense	(3,706)	(1,380)	(2,326)	168.6%
Other income (loss), net	10	(2,022)	2,032	(100.5)%
Income before taxes	544,156	406,682	137,474	33.8%
Provision for income taxes	(134,135)	(90,920)	(43,215)	47.5%
Net income	410,021	315,762	94,259	29.9%
Less: Net income attributable to non-controlling interests	50,724	40,210	10,514	26.1%
Net income attributable to Tradeweb Markets Inc.	$359,297	$275,552	$83,745	30.4%
N/M = not meaningful
Revenues
Our revenues for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,039,419	82.3%	$776,544	80.2%	$262,875	33.9%
Subscription fees (1)	213,226	16.9	182,998	18.9	30,228	16.5%
Other	9,960	0.8	8,677	0.9	1,283	14.8%
Total revenue	$1,262,605	100.0%	$968,219	100.0%	$294,386	30.4%

Components of total revenue growth:
Constant currency change (2)						30.4%
Foreign currency impact						—%
Total revenue growth						30.4%
(1)Subscription fees for the nine months ended September 30, 2024 and 2023 include $61.6 million and $46.5 million respectively, of LSEG market data fees (formerly referred to as Refinitiv market data fees).
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

The primary driver of the $294.4 million increase in revenue related to a $262.9 million increase in transaction fees and commissions to $1.0 billion for the nine months ended September 30, 2024 from $776.5 million for the nine months ended September 30, 2023, primarily due to higher revenues for rates derivative products, U.S. and European corporate bonds and U.S., European and other government bonds, as well as the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal for the two months subsequent to the acquisition.
Our total revenue by asset class for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$664,746	$503,691	$161,055	32.0%
Credit	345,468	263,127	82,341	31.3%
Equities	75,435	69,239	6,196	8.9%
Money Markets	70,962	46,404	24,558	52.9%
Market Data	88,009	68,166	19,843	29.1%
Other	17,985	17,592	393	2.2%
Total revenue	$1,262,605	$968,219	$294,386	30.4%
Our variable and fixed revenues by asset class for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$485,031	$179,715	$329,884	$173,807	$155,147	$5,908	47.0%	3.4%
Credit	320,331	25,137	242,182	20,945	78,149	4,192	32.3%	20.0%
Equities	68,494	6,941	62,330	6,909	6,164	32	9.9%	0.5%
Money Markets	58,186	12,776	33,382	13,022	24,804	(246)	74.3%	(1.9)%
Market Data	368	87,641	160	68,006	208	19,635	130.0%	28.9%
Other	513	17,472	—	17,592	513	(120)	N/M	(0.7)%
Total revenue	$932,923	$329,682	$667,938	$300,281	$264,985	$29,401	39.7%	9.8%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $161.1 million or 32.0% to $664.7 million for the nine months ended September 30, 2024 compared to $503.7 million for the nine months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S., European and other government bonds and mortgages.
Credit. Revenues from our credit asset class increased by $82.3 million or 31.3% to $345.5 million for the nine months ended September 30, 2024 compared to $263.1 million for the nine months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S., European and Chinese corporate bonds and municipals, as well as an increase in fixed subscription fees.
Equities. Revenues from our equities asset class increased by $6.2 million or 8.9% to $75.4 million for the nine months ended September 30, 2024 compared to $69.2 million for the nine months ended September 30, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for European ETFs and equity derivatives products.

Money Markets. Revenues from our money markets asset class increased by $24.6 million or 52.9% to $71.0 million for the nine months ended September 30, 2024 compared to $46.4 million for the nine months ended September 30, 2023 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Market Data. Revenues from our market data asset class increased by $19.8 million or 29.1% to $88.0 million for the nine months ended September 30, 2024 compared to $68.2 million for the nine months ended September 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.
Other. Revenues from our other asset class was relatively flat with an increase of $0.4 million or 2.2%, to $18.0 million for the nine months ended September 30, 2024 compared to $17.6 million for the nine months ended September 30, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$759,599	$577,774	$181,825	31.5%
Wholesale	290,994	227,404	63,590	28.0%
Retail	106,810	94,875	11,935	12.6%
Corporates	17,193	—	17,193	N/M
Market Data	88,009	68,166	19,843	29.1%
Total revenue	$1,262,605	$968,219	$294,386	30.4%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $181.8 million or 31.5% to $759.6 million for the nine months ended September 30, 2024 from $577.8 million for the nine months ended September 30, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds and U.S., European and other government bonds.
Wholesale. Revenues from our wholesale client sector increased by $63.6 million or 28.0% to $291.0 million for the nine months ended September 30, 2024 from $227.4 million for the nine months ended September 30, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from the r8fin Acquisition, as well as higher revenues for U.S. and European corporate bonds, rates derivatives products and repurchase agreements.
Retail. Revenues from our retail client sector increased by $11.9 million or 12.6% to $106.8 million for the nine months ended September 30, 2024 from $94.9 million for the nine months ended September 30, 2023. The increase was derived primarily from higher revenues for U.S. corporate bonds and municipals.
Corporates. Revenues from our corporates client sector were $17.2 million for the nine months ended September 30, 2024. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal for the two months subsequent to the acquisition. See “—Trends and Other Factors Impacting Our Performance—Acquisitions,” above for further details about this acquisition.
Market Data. Revenues from our market data client sector increased by $19.8 million or 29.1% to $88.0 million for the nine months ended September 30, 2024 from $68.2 million for the nine months ended September 30, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective November 1, 2023 and proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$785,947	$617,463	$168,484	27.3%
International	476,658	350,756	125,902	35.9%
Total revenue	$1,262,605	$968,219	$294,386	30.4%
U.S. Revenues from U.S. clients increased by $168.5 million or 27.3% to $785.9 million for the nine months ended September 30, 2024 from $617.5 million for the nine months ended September 30, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rate derivative products, market data and money markets, including the contribution from the ICD Acquisition.
International. Revenues from International clients increased by $125.9 million or 35.9% to $476.7 million for the nine months ended September 30, 2024 from $350.8 million for the nine months ended September 30, 2023 primarily due to higher revenues for rates derivatives products, European and other government bonds, European corporate bonds, market data and money markets, including the contribution from the ICD Acquisition.
Operating Expenses
Our expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$440,484	$334,433	$106,051	31.7%
Depreciation and amortization	157,145	137,850	19,295	14.0%
Technology and communications	69,840	56,001	13,839	24.7%
General and administrative	44,026	31,692	12,334	38.9%
Professional fees	46,558	32,321	14,237	44.0%
Occupancy	15,064	12,283	2,781	22.6%
Total expenses	$773,117	$604,580	$168,537	27.9%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $106.1 million or 31.7% to $440.5 million for the nine months ended September 30, 2024 from $334.4 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonus and benefits to support our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization increased $19.3 million or 14.0% to $157.1 million for the nine months ended September 30, 2024 from $137.9 million for the nine months ended September 30, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD, r8fin and Yieldbroker acquisitions on August 1, 2024, January 19, 2024 and August 31, 2023, respectively.
Technology and Communications. Expenses related to technology and communications increased by $13.8 million or 24.7% to $69.8 million for the nine months ended September 30, 2024 from $56.0 million for the nine months ended September 30, 2023. The increase was primarily due to investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $12.3 million or 38.9% to $44.0 million for the nine months ended September 30, 2024 from $31.7 million for the nine months ended September 30, 2023. The increase was primarily due to increases in travel, marketing and recruiting costs to support our continued growth. The increase was also due to a $3.0 million decrease in foreign exchange gains during the nine months ended September 30, 2024. Realized and unrealized foreign currency gains totaled $0.9 million during the nine months ended September 30, 2024 as compared to $3.9 million in gains during the nine months ended September 30, 2023.
Professional Fees. Expenses related to professional fees increased by $14.2 million or 44.0% to $46.6 million for the nine months ended September 30, 2024 from $32.3 million for the nine months ended September 30, 2023, primarily due to an increase in professional fees related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $2.8 million or 22.6% to $15.1 million for the nine months ended September 30, 2024 as compared to $12.3 million for the nine months ended September 30, 2023. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment of $0.9 million of expense recognized for the nine months ended September 30, 2024 was due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment recognized for the nine months ended September 30, 2023.
Interest Income
Interest income increased by $12.8 million to $59.2 million for the nine months ended September 30, 2024 from $46.4 million for the nine months ended September 30, 2023 primarily due to an increase in interest income earned as a result of an increase in our average invested cash balance and an increase in interest rates period over period.
Interest Expense
Interest expense increased by $2.3 million to $3.7 million for the nine months ended September 30, 2024 from $1.4 million for the nine months ended September 30, 2023 primarily due to interest expense incurred on payments due under the Tax Receivable Agreement.
Other Income (Loss), Net
There was less than $0.1 million of net other income for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we recognized a net other loss of $2.0 million, including a $1.3 million loss in connection with unwinding the out-of-the money foreign currency call option entered into in order to partially mitigate the foreign currency exposure on the payment of the purchase price for the Yieldbroker acquisition completed in August 2023. In addition, we also recognized a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Income Taxes
Income tax expense increased by $43.2 million to $134.1 million for the nine months ended September 30, 2024 from $90.9 million for the nine months ended September 30, 2023. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2024 was approximately 24.7%, compared with 22.4% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes, partially offset by the effect of non-controlling interests, the exercise of equity compensation and the return-to-provision adjustment.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and nine months ended September 30, 2024 and 2023. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $1.2 billion and $1.7 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative And Qualitative Disclosures About Market Risks — Credit Risk.”
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
Cash Dividends
On October 30, 2024, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.10 per share of Class A common stock and Class B common stock for the fourth quarter of 2024. This dividend will be payable on December 16, 2024 to stockholders of record as of December 2, 2024.
In March, June and September 2024, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $63.9 million during the nine months ended September 30, 2024.
Cash Distributions
On October 30, 2024, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $30.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 2, 2024, payable on December 12, 2024.
In March, June and September 2024, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $253.8 million during the nine months ended September 30, 2024, including distributions to Tradeweb Markets Inc. of $229.0 million and distributions to non-controlling interests of $24.8 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock previously authorized in February 2021 (the “2021 Share Repurchase Program”). The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended September 30, 2024, the Company acquired a total of 214,795 shares of Class A common stock, at an average price of $116.41, for purchases totaling $25.0 million pursuant to the 2022 Share Repurchase Program. As of September 30, 2024, a total of $214.8 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the nine months ended September 30, 2024, the Company withheld 474,123 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $97.82 and an aggregate value of $46.4 million, based on the price of the Class A common stock on the date the relevant withholding occurred.

Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of September 30, 2024, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $382.4 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of September 30, 2024, we expect to make tax receivable agreement liability payments of approximately $8.0 million within the next 12 months and approximately $374.4 million thereafter.
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
Indebtedness
As of September 30, 2024 and December 31, 2023, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019 (the “2019 Revolving Credit Facility”). Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2024, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of September 30, 2024, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2023 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through March 2030. In addition, in June 2024, we signed a new lease for our New York headquarters that is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years. In August 2024, the existing lease for our current New York headquarters was extended through September 2025.
As of September 30, 2024, our operating lease liabilities totaled $28.6 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $12.6 million and $18.4 million, respectively. In addition, we are obligated on long-term future minimum lease payments totaling $159.2 million for a lease signed but not yet commenced as of September 30, 2024.

Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. Excluding cash paid at closing for acquisitions, we expect total cash paid for capital expenditures and software development costs for fiscal year 2024 to be approximately between $77 million and $85 million, compared to expenditures of $61.8 million in fiscal year 2023, with the midpoint of our 2024 capital expenditure guidance up 31% versus fiscal year 2023 primarily due to anticipated capitalized integration spend associated with the acquisitions of Yieldbroker, r8fin and ICD. Cash paid for capital expenditures and software development costs during the nine months ended September 30, 2024 totaled $50.9 million, excluding cash paid at closing for acquisitions.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2024 and December 31, 2023, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $81.2 million and $76.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
Historically we have used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Under that arrangement, ICBC submitted our trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly we have experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of September 30, 2024, we recorded a $297.8 million receivable and a $286.2 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $11.7 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of September 30, 2024 were fully settled during October 2024. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.

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
Our working capital as of September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Cash and cash equivalents	$1,173,734	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	297,842	381,178
Deposits with clearing organizations	65,277	36,806
Accounts receivable	248,615	168,407
Receivable and due from affiliates	97	192
Total current assets	1,786,565	2,294,051
Securities sold under agreements to repurchase	—	21,612
Payable to brokers and dealers and clearing organizations	286,179	351,864
Accrued compensation	179,142	164,329
Deferred revenue	29,580	25,746
Payable and due to affiliates	1,582	1,327
Current portion of:
Accounts payable, accrued expenses and other liabilities	99,172	56,878
Lease liabilities	11,510	11,347
Tax receivable agreement liability	7,999	26,804
Total current liabilities	615,164	659,907
Total working capital	$1,171,401	$1,634,144
Current Assets
Current assets decreased to $1.8 billion as of September 30, 2024 from $2.3 billion as of December 31, 2023 primarily due to a decrease in cash and cash equivalents as a result of the cash paid for the ICD Acquisition and a decrease in receivable from brokers and dealers and clearing organizations resulting from a decrease in unsettled wholesale platform transactions and a lower value of fails to deliver, all of which settled in October 2024. This decrease was partially offset by an increase in accounts receivable resulting from an increase in revenues and timing of collections. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities decreased to $615.2 million as of September 30, 2024 from $659.9 million as of December 31, 2023 primarily due to a decrease in payable to brokers and dealers and clearing organizations resulting from a decrease in unsettled wholesale platform transactions and a lower value of fails to receive, all of which settled in October 2024.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended
	September 30,
	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$615,716	$501,328
Net cash used in investing activities	(922,903)	(120,509)
Net cash used in financing activities	(229,915)	(144,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,368	(488)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(532,734)	$236,181
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
Net cash provided by operating activities for the nine months ended September 30, 2024 was $615.7 million, an increase of $114.4 million over the nine months ended September 30, 2023, primarily driven by an increase in net income, partially offset by an increase in cash paid for income taxes and cash used to fund deposits with clearing organizations and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $922.9 million for the nine months ended September 30, 2024, which consisted of $860.4 million of total net cash paid for the acquisitions of ICD and r8fin (net of cash acquired), $35.2 million of capitalized software development costs, $11.6 million of cash paid for investments and $15.7 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $120.5 million for the nine months ended September 30, 2023, which consisted of $69.6 million of total net cash paid for the Yieldbroker Acquisition (net of cash acquired), $32.1 million of capitalized software development costs, $17.5 million of purchases of furniture, equipment, purchased software and leasehold improvements and $1.3 million of cash paid for a foreign currency call option, net of sale proceeds.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $229.9 million, and was primarily driven by $77.0 million in payments due under our Tax Receivable Agreement, $63.9 million in cash dividends to our Class A and Class B common stockholders, $24.8 million in distributions to non-controlling interest holders, $39.8 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises and $24.4 million in share repurchases pursuant to the 2022 Share Repurchase Program. Net cash used in financing activities for the nine months ended September 30, 2023 was $144.2 million, and was primarily driven by $41.2 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $32.9 million in share repurchases pursuant to the 2022 Share Repurchase Program, $56.8 million in cash dividends to our Class A and Class B common stockholders and $7.5 million in distributions to non-controlling interest holders.

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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023

	(dollars in thousands)
Cash flow from operating activities	$615,716	$501,328
Less: Capitalization of software development costs	(35,182)	(32,105)
Less: Purchases of furniture, equipment and leasehold improvements	(15,729)	(17,467)
Free Cash Flow	$564,805	$451,756
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
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. The value of all previously issued options was fully expensed as of March 31, 2024, however we will continue to incur payroll tax expense as previously issued options are exercised by the holders. For applicable periods, we also exclude the incremental non-cash accelerated stock-based compensation expense and related payroll taxes associated with former and/or departing executive officers. The accelerated stock-based compensation expense associated with our former President was amortized through September 30, 2024. We also exclude stock-based compensation expense associated with special equity awards granted to help ensure the retention of key employees during the integration of acquisitions. We believe it is useful to exclude these stock-based compensation expenses and, as applicable, associated payroll taxes because the amount of expense may not directly correlate to the underlying performance of our business and will vary across periods. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude certain stock-based compensation expense, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Net income	$130,223	$111,630	$410,021	$315,762
Merger and acquisition transaction and integration costs (1)	14,488	4,614	21,752	6,411
Interest income	(16,663)	(17,929)	(59,234)	(46,445)
Interest expense	1,446	464	3,706	1,380
Depreciation and amortization	57,872	46,559	157,145	137,850
Stock-based compensation expense (2)	3,681	525	5,395	1,960
Provision for income taxes	43,450	28,666	134,135	90,920
Foreign exchange (gains) / losses (3)	4,459	(6,076)	2,097	(4,242)
Tax receivable agreement liability adjustment (4)	870	—	870	—
Other (income) loss, net	(10)	1,907	(10)	2,022
Adjusted EBITDA	$239,816	$170,360	$675,877	$505,618
Less: Depreciation and amortization	(57,872)	(46,559)	(157,145)	(137,850)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	41,949	31,971	111,031	95,217
Adjusted EBIT	$223,893	$155,772	$629,763	$462,985
Net income margin	29.0%	34.0%	32.5%	32.6%
Adjusted EBITDA margin	53.4%	51.9%	53.5%	52.2%
Adjusted EBIT margin	49.9%	47.4%	49.9%	47.8%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and nine months ended September 30, 2024, this adjustment also includes $2.4 million and $2.7 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President and $0.4 million and $0.4 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key employees during the integration of ICD.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	53.4%	51.9%	+154 bps	+102 bps	53.5%	52.2%	+131 bps	+118 bps
Adjusted EBIT margin	49.9%	47.4%	+243 bps	+192 bps	49.9%	47.8%	+206 bps	+193 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(dollars in thousands except per share amounts)
Earnings per diluted share	$0.53	$0.46	$1.67	$1.30
Net income attributable to Tradeweb Markets Inc.	$113,916	$98,614	$359,297	$275,552
Net income attributable to non-controlling interests (1)	16,307	13,016	50,724	40,210
Net income	130,223	111,630	410,021	315,762
Provision for income taxes	43,450	28,666	134,135	90,920
Merger and acquisition transaction and integration costs (2)	14,488	4,614	21,752	6,411
D&A related to acquisitions and the Refinitiv Transaction (3)	41,949	31,971	111,031	95,217
Stock-based compensation expense (4)	3,681	525	5,395	1,960
Foreign exchange (gains) / losses (5)	4,459	(6,076)	2,097	(4,242)
Tax receivable agreement liability adjustment (6)	870	—	870	—
Other (income) loss, net	(10)	1,907	(10)	2,022
Adjusted Net Income before income taxes	239,110	173,237	685,291	508,050
Adjusted income taxes (7)	(59,778)	(42,443)	(171,323)	(124,472)
Adjusted Net Income	$179,332	$130,794	$513,968	$383,578
Adjusted Diluted EPS (8)	$0.75	$0.55	$2.16	$1.62
(1)Represents the reallocation of net income attributable to non-controlling interests from the assumed exchange of all outstanding LLC Interests held by non-controlling interests for shares of Class A or Class B common stock.
(2)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(3)Represents intangible asset and acquired software amortization resulting from acquisitions and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and nine months ended September 30, 2024, this adjustment also includes $2.4 million and $2.7 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President and $0.4 million and $0.4 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key employees during the integration of ICD.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% applied to Adjusted Net Income before income taxes for the three and nine months ended September 30, 2024 and 24.5% for the three and nine months ended September 30, 2023.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2024 and 2023:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Diluted weighted average shares of Class A and Class B common stock outstanding	215,096,974	213,491,634	214,885,210	212,276,908
Weighted average of other participating securities (1)	126,903	265,681	137,252	266,453
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,076,235	23,080,571	23,077,298	24,179,583
Adjusted diluted weighted average shares outstanding	238,300,112	236,837,886	238,099,760	236,722,944
Adjusted Net Income (in thousands)	$179,332	$130,794	$513,968	$383,578
Adjusted Diluted EPS	$0.75	$0.55	$2.16	$1.62
(1)Represents the weighted average of unvested stock awards and unsettled vested stock awards issued to certain retired or terminated employees that are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock in accordance with the two-class method used for purposes of calculating earnings per share. See Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of the two-class method.
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

The most significant accounting estimates associated with both the ICD and r8fin acquisitions, which closed in August 2024 and January 2024, respectively, was the valuation of the acquired definite-lived intangible customer relationship assets (the “Customer Relationships”), which were valued as of the closing date of each respective acquisition, at a combined total of approximately $396.5 million, and the valuation of the developed technology, which were valued, as of the closing date of each respective acquisition, at a combined total of approximately $188.0 million. The majority of the residual total purchase price, which between the two acquisitions total $900.4 million, net of cash acquired, was primarily allocated to goodwill, which was measured at a combined total of approximately $334.4 million as of the closing date of each respective acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the respective closing date of each acquisition. Management is responsible for these valuations and appraisals.
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
For GAAP purposes, the Customer Relationships will be amortized over a useful life of 15 years for ICD and 13 years for r8fin and the developed technology acquired will be amortized over a useful life of eight years for ICD and seven years for r8fin. Any changes in the discount rate used for valuing the acquired assets or the estimated useful life used for amortization purposes could have a material impact on our condensed consolidated statements of financial condition and condensed consolidated statement of income. Any increases or decreases in the allocation of purchase price to Customer Relationships or the developed technology acquired, which are both amortizable assets, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our condensed consolidated statements of financial condition as well as the amortization expense recorded on our condensed consolidated statements of income over the life of the asset. Any changes in the estimated useful life of the assets would also impact timing of the reduction of the net balance of intangible assets or software development costs, net of accumulated amortization on our condensed consolidated statements of financial condition and the timing of the recognition of amortization expense on our condensed consolidated statements of income.
Revenue Recognition
We enter into contracts with our clients to provide a stand-ready connection to our electronic marketplaces, which facilitates the execution of trades by our clients. The access to our electronic marketplaces includes market data and continuous pricing data refreshes and the processing and reporting of trades thereon, which are highly interrelated services. The stand-ready connection to our electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from our performance as access is provided. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress.

For our services, we may earn subscription fees for granting access to our electronic marketplaces. We may also earn transaction fees and/or commissions from transactions executed on our trading platforms, including the basis point commissions earned on the monthly ADB of money market fund investments made through our ICD Portal and commission revenue from electronic and voice brokerage transacted on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Fixed monthly transaction fees and commissions or monthly transaction fee and commission minimums are generally earned on a monthly basis in the period the stand-ready trading services are provided. Variable transaction fee and commission revenue associated with a particular trade is recognized and recorded on a trade-date basis when the individual trade occurs. Variable commission revenue based upon a clients’ ADB invested in money market funds during a calendar month is recorded monthly. Variable discounts or rebates on transaction fees and commissions are generally earned and applied monthly or quarterly, are resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
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
During each of the three and nine months ended September 30, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For performance-based restricted stock units that vest based on market conditions (“PSUs”), the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2024, we granted 86,592 PSUs with a grant date fair value totaling $12.9 million, which will be amortized into expense on a straight-line basis through December 31, 2026. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 26.63% and a risk-free interest rate of 4.44%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and nine months ended September 30, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For performance-based restricted stock units that vest based on the financial performance of the Company (“PRSUs”), the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. On March 15, 2024, we granted 201,546 PRSUs at a weighted-average grant-date fair value of $104.66. For these awards, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of September 30, 2024, a 10% decrease in the expected final share payouts would decrease the expense for the three and nine months ended September 30, 2024 by $1.1 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of September 30, 2024 and December 31, 2023, we have no valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
% of revenue denominated in foreign currencies (1)	28%	28%	29%	28%
% of operating expenses denominated in foreign currencies (2)	14%	16%	15%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a $0.9 million loss and a $0.7 million gain during the three months ended September 30, 2024 and 2023, respectively, and realized and unrealized losses totaled $2.9 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Euros	$1.10	$1.09	$1.09	$1.08
British pound sterling	$1.30	$1.27	$1.28	$1.24

The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Increase (decrease) in revenue	$1,300	$2,100	$300	$5,000
Increase (decrease) in operating income	$100	$1,600	$(1,700)	$4,600
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	September 30,				September 30,
		2024		2023		2024		2023
All currencies
Effect of 10% change on revenue	+/-	$14,200	+/-	$10,300	+/-	$40,700	+/-	$30,000
Effect of 10% change on operating income	+/-	$9,700	+/-	$6,500	+/-	$27,700	+/-	$19,400
Euros
Effect of 10% change on revenue	+/-	$12,100	+/-	$9,200	+/-	$35,500	+/-	$27,200
Effect of 10% change on operating income	+/-	$11,800	+/-	$8,700	+/-	$34,400	+/-	$25,900
British pound sterling
Effect of 10% change on revenue	+/-	$900	+/-	$500	+/-	$1,900	+/-	$1,300
Effect of 10% change on operating income	+/-	$2,300	+/-	$2,100	+/-	$7,500	+/-	$6,400
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. In June 2023, we also entered into a foreign currency call option on Australian dollars, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker acquisition. The out-of-the-money foreign currency call option was unwound in August 2023 and we recognized losses during the three and nine months ended September 30, 2023 totaling $1.9 million and $1.3 million, respectively, relating to this option. We do not use derivative instruments for trading or speculative purposes.
As of September 30, 2024 and December 31, 2023, the notional amount of our foreign currency forward contracts was $236.1 million and $192.9 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $3.1 million loss and a $3.9 million gain during the three months ended September 30, 2024 and 2023, respectively, and realized and unrealized gains on foreign currency forward contracts totaled $3.8 million and $4.9 million during the nine months ended September 30, 2024 and 2023, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of September 30, 2024 and December 31, 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.

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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of September 30, 2024 and December 31, 2023, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.3 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
On April 5, 2024, the Company entered into a definitive agreement for TWM LLC to acquire ICD, which closed on August 1, 2024. In connection with the acquisition closing, we issued and sold a total of 41,705 shares of Class A common stock in exchange for $4.5 million of cash, in reliance on Section 4(a)(2) of the Securities Act. The shares of Class A common stock were issued as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The Company relied on this exemption from registration based in part on the nature of the transaction and the representations made by the recipient of the Class A common stock, which was a former equityholder of the seller of ICD, and also a former employee of ICD and currently an employee of Tradeweb.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
July 1, 2024 – July 31, 2024	—	—	—	$239,794
August 1, 2024 – August 31, 2024	110,950	$114.84	110,950	$227,053
September 1, 2024 – September 30, 2024	103,845	118.09	103,845	$214,790
Total	214,795	$116.41	214,795
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
Each share of Class A common stock repurchased pursuant to the share repurchase programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs and RSUs. During the three months ended September 30, 2024, the Company withheld 18,797 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended September 30, 2024.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Steven Berns Director	Adoption	August 7, 2024
Sale of an amount equal to up to: (A) 731 shares of Class A Common Stock, plus (B) up to 450 shares of Class A common stock to be issued upon the vesting on May 10, 2025 of previously awarded restricted stock units.
August 1, 2025
William Hult Chief Executive Officer	Adoption	August 7, 2024
Sale of an amount equal to up to: (A) 38,377 shares of Class A Common Stock, plus (B) (i) 31,268 shares of Class A common stock to be issued upon the vesting on January 1, 2025 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2025 in settlement of dividend equivalent rights in respect of the 31,268 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2022 - January 1, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
August 1, 2025
Justin Peterson Chief Technology Officer	Adoption	August 7, 2024
Sale of an amount equal to up to: (A) (i) 12,419 shares of Class A common stock to be issued upon the vesting on January 1, 2025 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2025 in settlement of dividend equivalent rights in respect of the 12,419 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2022 - January 1, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B) (i) 10,329 shares of Class A common stock to be issued upon the vesting on March 15, 2025 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2025 in settlement of dividend equivalent rights in respect of the 10,329 shares subject to the restricted stock units that accrued during the awards’ applicable vesting period, pursuant to the terms of the applicable award agreement and determined on the vesting date,[2] less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
May 15, 2025

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Scott Zucker Chief Risk Officer	Adoption	August 15, 2024
Sale of an amount equal to up to: (A) (i) 5,785 shares of Class A common stock to be issued upon the vesting on January 1, 2025 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2025 in settlement of dividend equivalent rights in respect of the 5,785 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2022 - January 1, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B) (i) 4,723 shares of Class A common stock to be issued upon the vesting on March 15, 2025 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2025 in settlement of dividend equivalent rights in respect of the 4,723 shares subject to the restricted stock units that accrued during the awards’ applicable vesting period, pursuant to the terms of the applicable award agreement and determined on the vesting date,[2] less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
April 1, 2025
Sara Furber Chief Financial Officer	Adoption	September 13, 2024
Sale of an amount equal to up to: (A) (i) 17,741 shares of Class A common stock to be issued upon the vesting on January 1, 2025 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2025 in settlement of dividend equivalent rights in respect of the 17,741 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of March 15, 2022 - January 1, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B) (i) 14,523 shares of Class A common stock to be issued upon the vesting on March 15, 2025 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2025 in settlement of dividend equivalent rights in respect of the 14,523 shares subject to the restricted stock units that accrued during the awards’ applicable vesting period, pursuant to the terms of the applicable award agreement and determined on the vesting date,[2] less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C) (i) 3,619 shares of Class A common stock to be issued upon the vesting on March 30, 2025 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 30, 2025 in settlement of dividend equivalent rights in respect of the 3,619 shares accrued during the award’s vesting period of October 1, 2021 - March 15, 2025, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
June 13, 2025
(1)    In each case, the Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
(2)    Includes awards of restricted stock units granted in 2022, 2023 and 2024, which awards vest one-third each year over a three-year period.
During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

TRADEWEB MARKETS INC.

October 30, 2024	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

October 30, 2024	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)