Form 10-K
period 2024-12-31
Tradeweb Markets Inc.
filed 2025-02-07
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 28, 2024, was approximately $12.2 billion.

Class of Stock	Shares Outstanding as of January 31, 2025
Class A Common Stock, par value $0.00001 per share	116,163,963
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,073,538

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders.
The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•“LLC Interests” refer to the single class of common membership interests of TWM LLC. LLC Interests, other than those held directly or indirectly by Tradeweb Markets Inc., are redeemable or exchangeable in accordance with the TWM LLC Agreement for shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any pending or closed acquisitions or other strategic transactions, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Annual Report on Form 10-K, including under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
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
•our failure to compete successfully;
•our failure to adapt our business effectively to keep pace with industry and technological changes;
•consolidation and concentration in the financial services industry;
•our dependence on dealer clients;
•design defects, errors, failures or delays with our platforms or solutions;
•our dependence on third parties for certain market data and certain key functions;
•our ability to implement our business strategies profitably;
•our ability to successfully integrate any acquisition or to realize benefits from any strategic alliances, partnerships, joint ventures or investments;
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

PART I
ITEM 1. BUSINESS.
Overview
We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of more than 3,000 clients across the institutional, wholesale, retail and corporates client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporations. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 85 countries with offices in North America, South America, Europe, Australia, Asia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data and analytics.
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
There are multiple key dimensions to the electronic marketplaces that we build and operate to provide deep pools of liquidity. Foundationally, these begin with our clients and then expand through and across multiple client sectors, geographic regions, asset classes, product groups, trading protocols and trade lifecycle solutions. As our network continues to grow across client sectors and geographies, we expect to generate additional transactions and data on our platforms, driving a virtuous cycle of greater liquidity and value for our clients.

EXECUTION
POST-TRADE/REPORTING
DATA
PRE-TRADE
RFQ
A2A
INVENTORY
SESSIONS
VOICE
CLOB
STREAMING
PORTFOLIO TRADING
CASH
DERIVATIVES
ETFs
RATES
CREDIT
EQUITIES
MONEY MARKETS
AMERICAS
EUROPE
ASIA PACIFIC
MIDDLE EAST
INSTITUTIONAL
RETAIL
WHOLESALE
CORPORATES
SOLUTIONS
PROTOCOLS
PRODUCT
ASSET CLASS
GEOGRAPHY
CLIENT SECTORS

Our technology supports multiple asset classes, trading protocols and geographies, and as a result, we are able to provide a broad spectrum of solutions and cost savings to our clients. We have built, and continue to invest in, a scalable, flexible and resilient proprietary technology architecture that enables us to remain agile and evolve with market structure. This allows us to partner closely with our clients to develop customized solutions for their trading and workflow needs. Our technology is deeply integrated with our clients’ order, risk and treasury management systems, accounting systems, clearinghouses, trade repositories, middleware providers and other important links in the trading value chain. These qualities allow us to be quick to market with new offerings, to constantly enhance our existing platforms and solutions and to collect a robust set of data and analytics to support our marketplaces.
As a company focused on technology serving the financial markets, we embrace a strategy of evolution and balance, not revolution. Our expansion into emerging markets continued in 2024 with the addition of clients across Latin America and the Middle East. We have also continued our efforts to strategically invest in technology that we expect to help advance our business, such as entering into minority investments, commercial agreements and strategic partnerships with companies involved in blockchain infrastructure and digital assets. This strategy for these strategic investments allows us to leverage and benefit from the technical expertise of our partners, without having to make significant investments in research and development in-house. By expanding the scope of our platforms and solutions, building scale and integration across marketplaces and benefiting from broader network effects, we have continued to grow both our transaction volume and subscription-based revenues year-over-year. With a track record of growth and strong financial performance, we are excited about opportunities to continue to engage with our clients and to expand our multi-asset class footprint in the future. We remain focused on balancing revenue growth and margin expansion to create long-term value for stockholders.
Our Evolution
We were founded in 1996 and set out to solve for inefficiencies in institutional U.S. Treasury trading workflows, including limited price transparency, weak connectivity among market participants and error-prone manual processes. Our first electronic marketplace went live in 1998, and for more than 25 years we have leveraged our technology and expertise to expand into additional rates products and other asset classes, including credit, equities and money markets. Market demand for better trading workflows globally also was increasing and we initiated a strategy of rolling out our existing products to new geographies and adding local products. We expanded to Europe in 2000, initially offering U.S. fixed income products and soon thereafter added a marketplace for European government bonds. We expanded to Asia in 2004, where our first local product was Japanese government bonds. We have since continued to expand our product and client base in Europe, Asia and most recently in Australia, Africa, South America and the Middle East.
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
More broadly, market participants are increasingly taking a whole market view of the trading landscape and are seeking ways to deploy cross-asset strategies more efficiently and frequently than ever. To that end, in January 2024, we acquired R8FIN Holdings LP (together with its subsidiaries, “r8fin”), an algorithmic technology provider that, among other things, facilitates multi-legged trades between the U.S. Treasury cash and interest rates futures markets. These types of workflow innovations help to make it easier for market participants to seamlessly express a view across multiple markets, effectively closing the gaps between asset classes, and this acquisition helps move us closer to a one-stop shop approach for trading across asset classes.
In August 2024, we expanded into the corporates client sector through our acquisition of Institutional Cash Distributors (“ICD”), an institutional investment technology provider for corporate treasury organizations trading short-term investments. The addition of ICD to our network broadened our product suite, further diversified our client and revenue base and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.
Throughout our evolution we have developed many new innovations that have provided greater pre-trade price transparency, better execution quality and seamless post-trade solutions. Such innovations include the introduction of pre-trade composite pricing for multi-dealer-to-customer (“D2C”) trading, the Request-for-Quote (“RFQ”) trading protocol across all of our asset classes, the Request-for-Market (“RFM”) trading protocol across our global swaps market and the blast all-to-all (“A2A”) and portfolio trading protocols across our global credit marketplaces. We have also integrated our trading platforms with our proprietary post-trade systems as well as many of our clients’ order, risk and treasury management and accounting systems for efficient post-trade processing. In addition, because large components of the market remain relationship-driven, we continue to focus on introducing technology solutions to solve inefficiencies in voice markets, such as electronic voice processing, which allows our clients to use Tradeweb technology to process voice trades. We expect to continue to leverage our success to expand into new products, services, asset classes and geographies, while growing our powerful network of clients.
While our cornerstone products continue to be some of the first products we launched, including U.S. Treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes for the types of asset classes traded on our platforms, excluding our ICD Portal, have grown from approximately $4.2 trillion in 2016 to $8.9 trillion through December 31, 2024, according to industry sources and management estimates.
During 2024, we commemorated the 10-year anniversary of the launch of our U.S. credit platform, with revenues from our overall credit asset class totaling $459.0 million for the year ended December 31, 2024. Looking ahead, U.S. credit remains one of our biggest areas of focus and we believe we are well positioned across our client channels, with a long runway for growth and ample opportunity to innovate alongside our clients. Our strategy is focused on, among other things, expanding our network, increasing our market share, increasing electronification of our markets, enhancing our pre- and post-trade analytics and continuously improving our protocols and client experience.
Our Competitive Strengths
Our Network of Clients, Products, Geographies and Protocols
Our clients continue to use our trading venues because of our large network and deep pools of liquidity, which result in better and more efficient trade execution. We expand our relationships through our integrated technology and new offerings made available to our growing network of clients. As an electronic trading marketplace for key asset classes and products, we benefit from a virtuous cycle of liquidity — trading volumes growing together and re-enforcing each other. Our average daily volume traded on our trading venues has increased 209% to $2.2 trillion for the year ended December 31, 2024 compared to $0.7 trillion for the year ended December 31, 2019, our first year as a public company. We expect our existing clients to continue to trade more volume on our trading venues and to attract new users to our already powerful network, as liquidity on our marketplaces continues to grow and we offer more products and value-added solutions. The breadth of our network, diversity of our products and clients, global presence and embedded scalable technology offers us unique insights and an established platform to swiftly enter additional markets and offer new value-added solutions. This is supported by more than 25 years of successful innovation and long trusted relationships with our clients.
We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. Treasuries, U.S. High-Grade credit, TBA MBS, European government bonds, global interest rate swaps, ETP-traded Yen-denominated interest rate swaps, European exchange traded funds (“ETFs”) and U.S. institutional money market funds. We cover all major client sectors participating in electronic trading, including the institutional, wholesale and retail client sectors, as well as our recently added corporates client sector. In addition, we provide a full spectrum of trading protocols including voice, sweeps (session-based trading), RFQ, RFM, CLOB, A2A and portfolio trading, among others, and many of our protocols utilize Automated Intelligent Execution (“AiEX”). See “—Our Solutions” below for additional information.
We believe the breadth of our offerings, experience and client relationships provides us with unique market feedback and enables us to enter new markets with higher probabilities of success and greater speed. Many of our markets are interwoven and we provide participants trading capabilities across multiple products through a single relationship. We cover our global clients through offices in North America, South America, Europe, Australia, Asia and the Middle East and a global trading network that is distributed throughout the world.
Culture of Collaborative Innovation
We have developed trusted client relationships through a culture of collaborative innovation where we work alongside our clients to identify and help solve their evolving workflow needs. We have a long track record of working with clients to solve both industry-level challenges and client-specific issues. We have had a philosophy of collaboration since our founding, when we worked with certain clients to improve U.S. Treasury trading for the institutional client sector.
Recently, due to higher money market volatility as a result of revised expectations regarding central bank policy actions, we identified that institutional traders on our platform were increasingly referencing overnight index swap (“OIS”) curves to evaluate fixed-rate repurchase agreement pricing. In response to these client needs, during 2024, we were the first electronic trading platform to make OIS curves available during the repurchase agreement trade negotiation process, helping institutional clients assess the price competitiveness of different repurchase agreement rates across various currencies and maturities. During 2021, we also introduced Tradeweb’s Rematch, an industry-exclusive solution, offering institutional investors trading within AllTrade previously unavailable access to hundreds of millions of dollars in unmatched risk from dealers’ sessions, opening the door for our clients to a significantly larger pool of liquidity. Beginning in 2019, we were also the first trading platform to offer portfolio trading for corporate bonds, creating a new and efficient way for participants to move risk. We helped make trading in credit markets more efficient by partnering with major dealers to improve liquidity and reduce the cost of net spotting the U.S. Treasury in connection with a corporate bond trade. This net spotting functionality allows our credit clients to spot multiple bonds at the same time using our multi-dealer net spotting tool to net their interest rate risk simultaneously using one spot price. Through collaborative endeavors like these, we have become deeply integrated into our clients’ workflow and become a partner of choice for new innovations.
Scalable and Flexible Technology
We consistently use our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions span multiple components of the trading lifecycle and include pre-trade data and analytics, trade execution and post-trade data, analytics and reporting, integration, connectivity and straight-through processing. Our systems are built to be scalable, flexible and resilient. Our internet-based, thin client technology is readily accessible and enables us to quickly access the market with easily distributed new solutions. For example, we were the first to offer web-based electronic multi-dealer trading to the institutional U.S. Treasury market and have subsequently automated the market structure of additional markets globally. We have also created new trading protocols and developed additional solutions for our clients that are translated and built by our highly experienced technology and business personnel working together to solve a client workflow problem. Our January 2024 acquisition of the r8fin technology helped us offer a new and differentiated level of intelligent execution for trading U.S. Treasuries and related futures through a combination of algorithmic technology and cross-market connectivity. Our plans to pair this sophisticated technology with our global network is expected to open up a range of new possibilities for clients engaged in relative value or macro trades spanning multiple asset classes. Going forward, we expect our technology platform, and ongoing investments in technology and new product offerings, to help us stay at the forefront of the evolution of electronic trading.
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
Platforms and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading venues and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefitting our current clients and attracting new market participants to our network. For example, data powers our AiEX functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2024, the percentage of trades executed by our institutional clients using our AiEX functionality was over 40% of total institutional trades, up from 23% in 2019, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. Treasuries, European government bonds, global swaps, U.S. corporate bonds and global ETFs.
Our over 25 year operating history has allowed us to build comprehensive and unique datasets across our markets and, as we add new products to our platforms, we will continue to create new datasets that may be monetized in the future. Our marketplaces generate valuable data, processing on average over 150,000 trades and significantly more pre-trade price updates daily, that we collect centrally and use as inputs to our pre-trade indicative pricing and analytics. We maintain a full history of inquiries and transactions, which means, for example, we have over 25 years of U.S. Treasury data. With markets becoming more electronic, clients increasingly turn to our composite data for its transparency and to help improve execution, further increasing the value proposition of our data. For example, in 2023, we signed an amended and restated two-year market data license agreement with an affiliate of LSEG (formerly referred to as Refinitiv), pursuant to which LSEG distributes certain of our data directly to LSEG customers through its flagship financial platforms, LSEG Workspace, Datascope, LSEG Pricing Service and Tick History. The amended agreement provides us with increased revenue and flexibility in growing our market data offering. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with LSEG and through distributing additional datasets, derived data and analytics offerings through our own network or through other third-party networks. For example, in 2023, we also announced a strategic partnership with FTSE Russell which seeks to develop the next generation of fixed income pricing and index trading products. Fixed income closing prices are administered as benchmarks by FTSE Russell and are derived from trading activity on our platform. The partnership aims to extend pricing coverage to most constituents featured in the FTSE Fixed Income Index universes and explore incorporating new Tradeweb pricing sets into FTSE

Fixed Income Indices. In June 2024, we announced the launch of Tradeweb FTSE U.S. Treasury closing prices, utilizing an enhanced methodology, which also facilitates the calculation of bid and offer prices. Most recently, this methodology was extended to UK Gilts and European government bonds and is currently available for clients.
We are also continuously developing new offerings and solutions to meet the changing needs of our clients. In addition to providing benchmark closing prices, we plan to expand and enhance electronic trading functionality for FTSE Russell Fixed Income indices and customized baskets through tools and protocols such as RFQ, AiEX and portfolio trading, offering trade-at-market close, trade-at-month-end and other features conducive to index rebalancing trades. For clients seeking to efficiently take a position on FTSE Russell indices and baskets, providing enhanced trading functionality can help efficiently manage what are often their largest and most critical trades.
Experienced Management Team
Our focus and decades of experience have enabled us to accumulate the knowledge and capabilities needed to serve complex, dynamic and highly regulated markets, and oversee our expansion into new markets and geographies while managing ongoing strategic initiatives including our significant technology investments. Our management team is composed of executives with an average of over 25 years of relevant industry experience including an average of over 10 years working together at Tradeweb under different ownership structures and through multiple market cycles, with a combination of veteran Tradeweb employees such as Mr. Billy Hult, who has been at the Company for over 20 years and took over as our Chief Executive Officer effective January 1, 2023 and new executives, including Troy Dixon, who joined our team in January 2025 as Co-Head of Global Markets, and Amy Clack, who joined our team in August 2024 as Chief Administrative Officer. Management has fostered a culture of collaborative innovation with our clients, which combined with management’s focus and experience, has been an important contributor to our success. We have been thought leaders and contributors to the public dialogue on key issues and regulations affecting our markets and industry, including congressional testimony, public roundtables, regulatory committees and industry panels.
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
Continue to Grow Our Existing Markets
We believe there are significant opportunities to generate additional revenue from secular and cyclical tailwinds in our existing markets:
Growth in Our Underlying Asset Classes
The underlying volumes in our asset classes continue to increase due to increased government and corporate issuance. In addition, the government bond market is foundational to and correlative to virtually every asset class in the cash and derivatives fixed income markets. Select products that we believe have a high growth potential due to current market trends include global government bonds, global interest rate swaps, global ETFs and credit cash products, including developed and emerging market (“EM”) investment grade and high yield bonds.
Growth in Our Market Share
Our clients represent most of the largest institutional, wholesale, retail and corporate market participants. The global rates, credit, equities and money markets asset classes continue to evolve electronically, and we seek to increase our market share by continuing to innovate to electronify workflows. We intend to continue to increase our market share by growing our client base and increasing the percentage of our clients’ overall trading volume transacted in those asset classes on our platforms, including by leveraging our voice solutions to win more electronic trading business from electronic voice processing clients in our rates and credit asset classes. In particular, across many of our products, we are implementing an integrated approach to grow our market share — serving institutional, wholesale and retail clients across all trade sizes, from odd-lot to block trades, through a variety of protocols. In general, many of our asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on our platforms and our global dealer clients trade in most asset classes across our institutional, wholesale and retail client sectors. We also see a growing appetite for multi-asset trading to reduce cost and duration risk. In the future, we also expect to provide our newest client sector, corporates, with the ability to manage short-term liquidity needs and foreign exchange (“FX”) risk, as well as optimize yield and duration via our existing suite of products and partnerships.

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
As markets become more interconnected, clients increasingly expect the ability to trade across asset types—bonds, equities, derivatives, and digital assets—with the same ease and efficiency as they are used to today. We are well positioned to continue to innovate and provide better electronic markets and solutions that satisfy the needs of our clients and that meet changing market demands and evolving regulatory standards. In addition, through our acquisition of ICD, we believe that we can help drive increased adoption of electronic trading by corporate treasurers.
Global government bonds, global interest rate swaps, global ETFs, in particular, institutional block ETFs, credit cash products, including corporate high grade and high yield bonds and EM bonds are expected to be key drivers of our future potential growth. Our penetration of these markets, and their level of electronification, are at various stages. We are focused on growing our market share for these products by continuing to invest in new technology solutions that will attract new market participants to our platforms and increase the use of our platforms by existing clients.
Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. We have significant scale and breadth across our platforms, which position us well to take advantage of favorable market dynamics when entering into new markets or introducing new products or solutions.
In 2017, we expanded into China to offer our global clients access to the Chinese bond market through our initiative with BondConnect, in 2020, we launched CIBM Direct, and in 2021, we completed our first Southbound BondConnect transactions, offering onshore investors enhanced access to oversees liquidity, pre-trade transparency and innovative trading protocols. We continue to focus on these initiatives and on expanding opportunities with clients in the Asia region more broadly. For example, in 2023, we announced that institutional clients executing Japanese Yen swaps on our multilateral trading facilities and swap execution facilities would now be able to clear their transactions via the Japan Securities Clearing Corporation (“JSCC”), providing more connectivity, flexibility and choice in Yen swap trading. Also in 2023, we participated in the development of and added the ability for our clients to have direct trading access on our platform to Swap Connect, the world’s first derivatives market access scheme, where offshore investors can trade and central counterparty clear onshore Chinese Yuan Renminbi interest rate swaps without changing their existing trading and settlement practices. In November 2024, we announced a collaboration with Tokyo Stock Exchange (“TSE”) to offer institutional investors enhanced access to liquidity in Japanese ETFs and launched a new direct link between Tradeweb and TSE’s request-for-quote platform, CONNEQTOR, which allows our buy-side clients to include CONNEQTOR liquidity providers when launching a trade inquiry on our Japan-listed ETF marketplace.
With the 2024 acquisition of ICD, we have added institutional funds with money market and other short-term investments (collectively referred to herein as “money market funds”) to our available products, further diversified our client base with the addition of corporates and continued our track record of expanding into adjacent markets to help improve client workflow. In the future, we plan to provide ICD clients with the ability to manage short-term liquidity needs and FX risk, as well as optimize yield and duration via our existing suite of products and partnerships. In addition to plans to cross-sell our other products to ICD’s existing clients, we also plan to leverage our international presence with the aim to accelerate growth and expansion of the ICD Portal outside of the U.S.
We intend to continue to leverage innovation and technology capabilities to develop new solutions that help our clients trade more effectively and efficiently. For example, in 2023, we launched a new and innovative solution to help institutional investors trade EM bonds more efficiently, developed in collaboration with FXall, LSEG’s leading electronic platform for global currency products. This FX swap workflow solution allows mutual clients of Tradeweb and FXall to buy or sell an EM bond via the RFQ or RFM protocols on Tradeweb and then seamlessly hedge the local currency risk by executing an FX swap trade via direct connection to FXall. Given the breadth of expertise of our sales people and management, we have the ability to focus on new client opportunities and on selling additional solutions to existing clients.

We also believe our business model is well suited to serve market participants in other asset classes and geographies where our guiding principles can continue to transform markets and broaden our reach and we expect to grow our emerging markets footprint moving forward. Our international strategy often involves offering our existing products in new geographies and then adding local products. In addition, we believe our trading models in one product or asset class are transferable to other products or asset classes, irrespective of geography. More recently, we have also expanded internationally through acquisition. For example, following our 2023 acquisition of Yieldbroker, we successfully expanded local client access in Australia to our global product suite, with a significant number of additional local users onboarded onto the global interest rate swaps platform during 2024. In 2024, we opened an office in Dubai to better service hedge fund clients in the Middle East and are establishing a presence in Saudi Arabia as we have been granted a license by the Capital Market Authority (“CMA”) to conduct business as an Alternative Trading System for local Sukuk and debt instruments.
Integrating digital assets into this fixed income ecosystem is also a natural next step in the evolution of electronic trading. Whether it is potentially offering trading in tokenized bonds or digital currencies and funds linking issuance, or potentially providing settlement, custody or trading protocols through blockchain technology, we are actively seeking opportunities to help us prepare to support clients as they explore this new asset type and technology. Our long-term goal is to make trading in digital assets as seamless as any other asset class, providing clients with access to another source of liquidity and helping them to manage risk and capitalize on opportunities in digital assets with confidence. We believe our potential future expansion into digital assets aligns with our multi-asset class approach.
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
We will continue to selectively pursue new strategic partnerships to further expand our data and analytics offering over time.
Pursue Strategic Acquisitions and Alliances
As part of our culture of collaborative innovation, throughout our history we have completed various acquisitions and initiated several formal strategic alliances. These alliances have taken several forms, including partnerships, technological alliances, minority investments and other financial and commercial arrangements. We intend to continue to selectively consider opportunities to grow through strategic alliances and acquisitions.
The closing of the ICD acquisition in August 2024 marked our third strategic acquisition within a twelve month period, together with our acquisition of r8fin in January 2024 and Yieldbroker in August 2023. Prior to that, our most recent acquisition was in June 2021, when we acquired Nasdaq’s U.S. fixed income electronic trading platform. These acquisitions have contributed to one or more of our goals to continue to expand our product suite, further diversify our client and revenue base, expand our geographic reach, strengthen our market share and/or enable us to provide a more comprehensive range of tools, technology and services, while remaining focused on balancing revenue growth and margin expansion to create long-term value for stockholders.
We have entered into a number of strategic alliances over the years. One goal when entering into a strategic alliance is to enhance our existing capabilities by allowing us to leverage the scale of other parties and accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture. For example, in November 2022, we entered into a multi-year partnership with BlackRock with the goal to integrate our credit trading solutions and data into BlackRock’s Aladdin order execution management system. This partnership remains ongoing, and early client feedback has been positive, particularly around the enhanced integration that allows our clients to more easily monitor A2A and dealer liquidity opportunities.
Further, similar to the early days of electronic trading, various alliances are forming to identify new and interesting ways to advance the trading of digital assets. For us, that has meant entering into collaborations with, and/or making investments in, a range of partners and initiatives, including BlackRock, Securitize, Digital Asset, Goldman Sachs, Canton Network and Alphaledger, among others. For example, during 2024, we entered into a commercial agreement with Alphaledger to jointly develop new products leveraging the Alphaledger blockchain infrastructure for fixed income assets; joined as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure; and entered into a new strategic partnership with Goldman Sachs to help them in bringing new commercial use cases to the GS DAP® technology platform, designed to meet the needs of participants in digital capital markets. This strategy of collaboration and minority investment in digital assets allows us to increase our digital asset competencies by leveraging the technical expertise of our strategic partners in this digital asset space, without having to make significant investments in research and development in-house.
Our Client Sectors
We have a powerful network of more than 3,000 clients across the institutional, wholesale, retail and corporates client sectors. Our clients include leading global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporations. Since the founding of Tradeweb more than 25 years ago, we have developed trusted relationships with many of our clients and have invested to integrate with their capital markets technology infrastructures. This has facilitated the collaborative approach we employ to solve our clients’ evolving workflow needs.
We provide deep liquidity pools to the institutional, wholesale, retail and corporates client sectors through our Tradeweb Institutional, Dealerweb, Tradeweb Direct and ICD Portal platforms. We are dependent on our dealer clients to support our institutional, wholesale and retail marketplaces by providing liquidity on our trading platforms, and certain of our dealer clients may account for a significant portion of our trading volume. Market knowledge and feedback from these dealer clients have also been important factors in the development of many of our offerings and solutions.
Our client sectors are continuing to become more interwoven and we believe we are well positioned to deliver the benefits of cross-marketplace network effects. Many of our asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on our platforms. In addition, many of the global commercial banks and dealers providing liquidity on Tradeweb Institutional are also active traders on Dealerweb, our wholesale platform, and provide odd-lot inventory for our retail client sector. We believe that this overlapping of client sectors and asset classes will continue and, in the long-term, will eliminate the distinctions across institutional, wholesale, retail and corporates channels. Given our technological capabilities, the diversity of our client sectors and the breadth of our products and trading protocols, we believe we are well positioned to capitalize on this ongoing trend.
Institutional
Tradeweb Institutional offers dealer-to-client and all-to-all trading and related solutions to liquidity-taking clients. Our clients include leading asset managers, hedge funds, insurance companies, regional dealers and central banks/sovereign entities. Through our Tradeweb Institutional platform, we offer trading in a wide variety of products, including U.S. Treasuries, European government bonds, TBA MBS, global interest rate swaps, global corporate bonds and global ETFs, among others. Our trading protocols include RFQ, RFM, Request-for-Stream, list trading, compression, blast all-to-all, Click-to-Trade, portfolio trading and inventory-based.
Wholesale
We provide fully electronic, hybrid and voice trading for the wholesale community on our Dealerweb platform. Our clients include dealers and financial institutions trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer clients also trade on the Tradeweb Institutional and Tradeweb Direct platforms. Wholesale’s leading markets include TBA MBS, specified pools, other securitized products, global credit products, U.S. Treasuries, repurchase agreements, U.S. dollar-denominated swaps, U.S. ETFs and U.S. equity derivative products. Our electronic trading protocols include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 40% growth in the number of e-participants on our wholesale client sector markets since 2019.
Retail
Tradeweb Direct, our regulated Alternative Trading System (“ATS”), offers financial advisors at retail brokerage and advisory firms and their retail clients access to micro-lot liquidity provided by our network of broker-dealers. Certain Tradeweb Direct clients also provide access to retail clients through white-labeled, web-based front ends. Our large and middle-market asset manager clients also have access to the Tradeweb Direct ATS. Tradeweb Direct offers trading in a range of products, including U.S. corporate bonds, U.S. Treasuries, municipal bonds, structured products and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Participants on Tradeweb Direct have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.

Corporates
We expanded into the corporates client sector through our acquisition of ICD on August 1, 2024. Our ICD Portal offers corporate treasurers globally a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers, primarily offering money market funds and access to other short term products including fixed term funds and separately managed accounts (collectively referred to as “money market funds”). Through our ICD Portfolio Analytics tool, corporate treasury organizations also have access to an AI-driven cloud solution for aggregating investment positions for comprehensive analysis, monitoring and reporting. Our acquisition of ICD broadened our product suite, further diversified our client and revenue base and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services. In the future, we expect to provide existing ICD clients with the ability to optimize yield and duration through our existing suite of products and partnerships, as well as manage liquidity needs and related FX risk. In addition to cross-selling our other products to these clients, we will also leverage our international presence to aim to accelerate the growth and expansion of the ICD Portal outside of the U.S.
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
•Credit: We offer deep pools of liquidity in cash and derivatives credit products, including U.S. and European high grade and high yield bonds, China bonds, municipal bonds, index, single name and sovereign credit default swaps and other credit products.
•Equities: We offer trading in a range of cash and derivatives equities products, including global ETFs, equity derivatives and other equities products.
•Money Markets: We offer trading in repurchase agreements and a broad range of other money market products, including agency discount notes, commercial paper, certificates of deposit (including structured CDs) and institutional funds comprised of money market and other short-term investments.

Our Geographies
We have a global footprint serving more than 3,000 clients in over 85 countries across the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions and with offices in North America, South America, Europe, Australia, Asia and the Middle East. In addition, we currently support trading across over 30 currencies globally.
We believe our platforms, technology and solutions have made trading in markets globally more efficient and transparent. Furthermore, our expertise in multiple jurisdictions positions us as a partner of choice as our clients expand their trading operations to new geographies. As the global markets move further toward electronic trading, we expect to be at the forefront of this change.
Our Solutions
Institutional, Wholesale and Retail Client Solutions
We provide our institutional, wholesale and retail clients with solutions across the trade lifecycle including pre-trade data and analytics, intelligent trade execution, straight-through processing and post-trade data, analytics and reporting.
•Pre-Trade Data and Analytics: We provide clients with accurate, real-time market data and streaming price updates across more than 50 products. Major financial publications across the globe reference our market data. Our real-time market data services include coverage of government bonds, corporate bonds, mortgage-backed securities, fixed income derivatives and money markets. Our pre-trade service offerings also include:
•Ai-Price. Our Automated Intelligent Price, or Ai-Price, functionality is an innovative bond pricing engine that applies data science to help make markets more efficient by delivering real-time and end-of-day reference pricing for nearly 30,000 U.S. corporate bonds and approximately 1 million U.S. municipal bonds, regardless of how frequently a bond trades. Clients leverage the service to power their AiEX auto-trading, portfolio trading and transaction cost analysis.
•iNAV for ETFs. Our real-time indicative multi asset class portfolio calculation service can be used to calculate real-time valuations for any portfolio of securities or index and is currently being leveraged to produce intraday net asset values (“iNAVs”) for ETFs. This solution was built for issuers of ETFs, to assist them in bringing high-quality transparency of their funds to investors, to support market surveillance and to satisfy numerous listing obligations across European exchanges. Robust iNAVs help increase market transparency and trading confidence by enabling investors to assess whether an ETF is being fairly priced.
•Integrations. Our trade data is integrated directly with certain order management systems allowing for order entry and pre-trade compliance and risk analysis. Clients are also able to perform credit checks for cleared derivatives trading — either with limits on our system or through connectivity to the futures commission merchants. We were also the first electronic trading platform to make OIS curves available during the repurchase agreement trade negotiation process, helping institutional clients assess the price competitiveness of different repurchase agreement rates across various currencies and maturities.
•LSEG market data. We provide LSEG with certain real-time market data feeds for multiple fixed income and derivatives products under a license pursuant to which LSEG distributes such market data to its customers on its platforms and through direct feeds.
•Trade Execution: Trade execution is at the core of our business. We provide marketplaces and tools that facilitate trading by our clients and streamline their related workflows. Our market specialists and technology team work closely with our clients to continuously innovate and improve their trading practices. The trading protocols we currently offer on our platforms include:
•Request-for-quote. Our multi-dealer request-for-quote, or RFQ, protocol provides institutional clients with the ability to hold a real-time auction with multiple dealers and select the best price. RFQ was pioneered by Tradeweb in 1998 and has been deployed across all of our rate markets, including government bonds, mortgage-backed securities and U.S. agencies, and our other asset classes. The RFQ is a fully-disclosed trading protocol — both buy-side and sell-side names are known prior to execution. Multi-dealer RFQ assists clients with achieving best execution. During 2024, we deployed RFQ Edge, a new functionality that applies advanced portfolio trading analytics to the RFQ protocol in U.S. credit markets, allowing clients to make better-informed trade decisions.

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
•Compression. Clients utilize our interest rate swap compression tool as an efficient means to reduce the number of line items they have outstanding at a clearinghouse by netting offsetting positions in a single transaction. This functionality allows clients to submit up to 200 line items to liquidity providers for simultaneous list pricing, which they can execute, clear and report in one transaction, reducing both their risk and clearing costs. The compression tool is flexible and versatile in design, allowing clients to adapt the tool to their workflow and customize for non-standard or bespoke swaps.
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
•Bilateral Firm Streams. Our Bilateral Firm Streams protocol, which is currently used by our wholesale clients in the On-The-Run U.S. Treasury marketplace, gives clients an efficient alternative to traditional voice and order book trading. Liquidity-taking and liquidity-providing clients can establish data-driven, customized bilateral trading relationships that deliver real-time price discovery and high quality execution. In this matched principal model, clients can connect to a single platform to transact with multiple pools of directed liquidity.
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

•Rematch. Our Rematch protocol allows dealers to send accepted, but unmatched orders from a Sweep session to the all-to-all network as an anonymous RFQ. For a pre-set period of time, sell-side participants create a second opportunity to trade a given security with a larger and more diverse set of counterparties. Rematch connects our wholesale liquidity to our institutional and retail liquidity pools.
•Voice. Voice-brokered products in our wholesale client sector include, among other products, U.S. Treasuries, MBS, municipal bonds and repurchase agreements. Our voice brokers provide anonymity and insight for sell side traders and give us valuable high-touch relationships and market understanding and access.
•Futures vs. cash spreading. Within our r8fin technology, clients can create orders to trade futures vs. government bonds at specified levels. The algorithm uses a mix of passive and aggressive trading strategies across cash and futures venues to achieve the client’s target.
Tradeweb Automated Intelligent Execution, or AiEX, is an innovative automated trading technology that allows clients to execute large volumes of trade tickets at a high speed using pre-programmed execution rules that are tailored to the client’s trading strategy. Clients use AiEX to efficiently automate high volumes of small, basic trades to free up more time and create capacity. In addition, clients apply AiEX to more complex execution strategies to open up new trading opportunities. The trading benefits of AiEX include efficient accelerated execution, better optimization to fine-tune dealer selection and enhanced automated compliance.
•Trade Processing: Our trade processing technology allows our clients to increase productivity, reduce risk and improve overall performance. For example, immediately after executing a long-dated fixed-rate repurchase agreement transaction, buy-side traders can also manage their interest rate exposure in a fully electronic workflow, thereby achieving straight-through processing and reducing operational risk. Our post-trade solutions also allow clients to allocate their electronic or phone-executed trades electronically, including storing and communicating organizational and sub-account settlement, identity and confirmation preference information for processing trades. Our post-trade solutions make it easier for clients to communicate trade settlement information to dealers, prime brokers, fund administrators and confirmation vendors. Additionally, clients can send trades to clearinghouses and reporting in real-time through third-party middleware or Tradeweb developed direct links. We work side by side with numerous industry partners to provide direct server-to-server connections. By eliminating manual re-entry of trade and allocation information, our solutions assist clients in reducing failed trades and saving time, effort and money.
•Post-Trade Data, Analytics and Reporting: Our comprehensive post-trade services include:
•Transaction cost analysis. Transaction cost analysis, or TCA, best execution reporting and client performance reports are powerful tools that provide our clients with ways to measure and optimize their trade performance. Our TCA tools monitor the cost effectiveness and quality of execution of trading activities for trades executed on or off Tradeweb. Our post-trade performance reports provide a summary of trading activity including detailed exception reports, price benchmarking and peer group comparisons.
•Benchmark Prices. In partnership with FTSE Russell, we also provide U.S. Treasury, UK Gilt and European government bond closing prices in a manner consistent with the International Organization of Securities Commissions (“IOSCO”) principles and United Kingdom (“UK”) and European Union (“EU”) Benchmark Regulation (“BMR”). These benchmark prices can be used for various purposes, including asset valuation, trade at close and as reference rates in derivatives contracts. In October 2024, FTSE Russell announced that, starting in March 2025, it expects to make a price source change to include Tradeweb FTSE benchmark closing prices for U.S. Treasuries, European government bonds and UK Gilts in FTSE’s global fixed income indices, including its World Government Bond Index, FTSE’s flagship global index and a leading global benchmark for fixed income markets.
•APA. To support MiFID II regulatory obligations, we also operate an APA reporting service in the UK and EU to allow clients to meet post-trade transparency requirements for off-venue or OTC trading activity. Our APA service provides regulatory pre-trade and post-trade reporting across multiple asset classes, including for products not offered by Tradeweb. The APA service also provides venue reporting for clients for LSEG’s FX trading venues.

Corporates Solutions
We currently provide clients in our corporates client sector with access to the ICD Portal, where clients can research money market fund products and place orders to purchase or redeem investments. Those orders are securely transmitted to the appropriate counterparties to ensure timely trade executions and cash transfers. Through our ICD Portfolio Analytics tool, corporate treasury organizations also have access to an AI-driven cloud solution for aggregating investment positions for comprehensive analysis, monitoring and reporting. In the future, we expect to provide corporate treasury organizations with the ability to manage liquidity needs and related FX risk and to optimize yield and duration through our existing suite of Tradeweb products and partnerships. Existing ICD clients do not currently have access to the larger suite of Tradeweb solutions.
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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platforms with our client’s technology, as well as the quality, reliability, security and ease of our platforms and solutions. We face six main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, ICE (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet) and others in the credit and municipal markets; Bloomberg, Euronext (MTS), CME Group (NEX Group), BGC Partners (Fenics), MarketAxess (LiquidityEdge), GLMX and others in the rates and derivatives markets; Virtu (RFQ-hub) and Bloomberg and others in the equities and ETF markets; and BNY Mellon, State Street, J.P. Morgan (Morgan Money) and Goldman Sachs and others in the money market portal market.
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

•Inter-dealer brokers: We compete with inter-dealer brokers, particularly in our wholesale markets in products such as MBS, U.S. Treasuries, U.S. repurchase agreements and products traded on Swap Execution Facilities (“SEFs”). Major competitors include TP ICAP, BGC Partners and Tradition. Many of these firms also offer voice, electronic and hybrid trading protocols. As larger, full service inter-dealer brokers have consolidated, numerous boutique firms and alternative electronic start-ups are attempting to capture select markets.
•EMS and OMS providers: There are various providers of execution management services (“EMS”) and order management services (“OMS”) that offer direct-to-dealer fully electronic trading solutions as well as aggregation of trading venue liquidity.
•Single-bank systems: Major global and regional investment and commercial banks offer institutional clients electronic trade execution through proprietary trading systems. Many of these banks expend considerable resources on product development, sales and support to promote their single-bank systems.
•Dealers: Many of the markets in which we operate are still traded through traditional voice-based protocols. Institutional investors have historically purchased fixed-income securities, large blocks of equity securities, or ETFs, or entered into OTC derivative transactions, by telephoning sales professionals at dealers. We face competition from trading conducted over the telephone between dealers and their institutional clients.
•Market data and information vendors: Market data and information providers, such as Bloomberg, IDC (now part of ICE) and IHS Markit, have a pervasive presence across the financial trading community. Their data and pre- and post-trade analytics compete with offerings we provide to support trading on our marketplaces.
We face intense competition from a broad range of competitors, which we expect to continue to increase in the future. See Part I, Item 1A. – “Risk Factors — Risks Relating to Market and Industry Dynamics and Competition — Failure to compete successfully could materially adversely affect our business, financial condition and results of operations.”
Proprietary Technology
For more than 25 years, we have collaborated with our clients to continually innovate and evolve with the structure of our markets. This collaboration enables us to remain agile across client sectors, geographies, asset classes and products providing speed to market and a distinct cost and innovation advantage to our clients. Critical to our ability to collaborate with clients and remain at the forefront of evolving market trends is our team of over 400 technologists, which works closely with our client, product and sales teams and has deep market knowledge and domain expertise. This knowledge and expertise not only allows us to address client demand but also to focus on those solutions that can be scaled across client sectors, asset classes and trading protocols.
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
We also maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have twelve datacenters across the United States, the UK, Japan and Australia. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies. Some of our solutions, including the ICD Portal, are hosted in the cloud with similar redundancies and resiliency plans.
•Ongoing security, system monitoring and alerting: We prioritize security throughout our platforms, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cyber security program is based on a combination of ISO/ICE 27001 principles, the National Institute of Standards and Technology Cybersecurity Framework, regulatory mandates and industry best practices. Our Chief Information Security Officer leads a qualified cybersecurity team in assessing, managing and reducing material risks from cybersecurity threats to protect critical operations and delivery of service. We continuously monitor connectivity, and our global operations team is alerted if there are any suspect events. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
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
In addition, we own, or have filed applications for, the rights to trade names, trademarks, copyrights, domain names and service marks that we use in the marketing of our platforms and solutions to clients. We have registered for trademarks in many of our markets, including our major markets, with registrations pending in others. Trademarks registered include, but are not limited to, “Tradeweb,” “Dealerweb,” “Tradeweb Direct” and “ICD.”
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
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions, including the United States, the UK, the Netherlands, France, Germany, Switzerland, Portugal, Japan, Hong Kong, China, Singapore, Australia and the Dubai International Financial Centre (“DIFC”), among others. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are tasked with ensuring the integrity of the financial and securities markets and protecting the interests of investors in those markets generally. Rulemaking by regulators, including resulting market structure changes, has had an impact on our business by directly affecting our method of operation and, at times, our profitability, including by imposing costs in the form of increased compliance, personnel, and technology needs in order to comply with relevant laws and regulations.
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
The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws and proposed rules and regulations will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future, including as a result of the recent change in U.S. administration and Congress. We believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact on certain markets. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors — Risks Relating to Legal, Regulatory and Tax Considerations — Our business, and the businesses of many of our clients, could be materially adversely affected by new laws, rules or regulations or changes in existing laws, rules or regulations, including the interpretation and enforcement thereof.”
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
The CFTC is the federal agency primarily responsible for the administration of federal laws governing activities relating to futures, swaps and other derivatives (but excluding security-based swaps) including the adoption and administration of rules applicable to SEFs. Our SEFs are subject to regulations that relate to trading and product requirements, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements, including the requirement that they maintain sufficient financial resources to cover operating costs for at least one year.
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
Following the 2008 financial crisis, legislators and regulators in the United States adopted new laws and regulations, including the Dodd-Frank Act, the Volcker Rule and additional bank capital and liquidity requirements.
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
The SEC is charged with adopting and administering the regulatory regime for “security-based swaps” (generally, swaps based on certain types of securities or loans or groups thereof). In late 2023, the SEC adopted registration requirements for entities that act as security-based swap execution facilities (“SBSEFs”). We submitted an SBSEF application to the SEC in August 2024. The application was approved on January 29, 2025, which commenced a 30-day implementation period. We anticipate that implementation of these requirements will be substantially similar to requirements implemented as a result of operating as a CFTC-registered SEF, but the implementation will likely result in new challenges and oversight risk.
The SEC also adopted final rules on December 13, 2023 regarding central clearing of certain secondary market repurchase and reverse repurchase transactions and secondary market purchase and sale transactions involving U.S. Treasury securities. The new clearing requirements are currently scheduled to go into effect at the end of 2025 (for cash trading) and June 2026 (for repurchase transactions). Although the final rule was more limited in scope than the proposal, this central clearing mandate will impact certain market participants who do not clear today, and some have expressed concerns about the potential impact of additional clearing costs that may impact liquidity. While we expect this change will increase our own platform efficiency and potentially create greater electronification of trading, it is still unknown at this time the full impact of this change, and what effect it will have, whether positive or negative, on our industry, our clients or us. It is further uncertain as to whether new SEC leadership will change aspects of the final rules (including through its authority over clearinghouses and the rules they adopt) or abandon the final rules entirely.
The regulatory environment in the U.S. continues to evolve and while some legislation to roll-back key pieces of the Dodd-Frank Act has been passed (and more could potentially follow in 2025) in an effort to loosen certain regulatory restrictions on financial institutions, the industry continues to be more heavily regulated than it was prior to the 2008 financial crisis and we expect continued significant activity at the SEC and CFTC, though with the potential for major changes in priorities under new leadership in 2025. For example, the SEC has recently conducted a review of the regulatory framework for fixed-income electronic trading platforms for the purpose of evaluating the potential regulatory gaps that may exist among such platforms, including ours, with respect to access to markets, system integrity, surveillance, and transparency, among other things. In recent years, the SEC also has proposed rules that would expand Regulation ATS and Regulation SCI to capture ATS’s that trade government securities and amend the SEC rule regarding defining “exchange” to include Communication Protocol Systems, such as our RFQ protocols. In April 2023, the SEC proposed separate, specific rules that would update the requirements of Regulation SCI and expand the number and types of entities that must comply with Regulation SCI. In connection with these proposed rules, we expect that we will have to operate additional trading protocols in compliance with Regulation ATS and Regulation SCI. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified, or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us. This uncertainty may be more pronounced during periods following changes in political or regulatory priorities, such as the recent change in U.S. administration and Congress, which may lead to material changes to prior laws, rules and regulations, guidance and enforcement stances.
Non-U.S. Regulation
Outside of the United States, we are currently regulated by: the Financial Conduct Authority (“FCA”) in the UK, the De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”), Autorité Des Marchés Financiers (“AMF”) and Autorité de contrôle prudentiel et de resolution (“ACPR”) in France, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) in Germany, the Japan Financial Services Agency (the “JFSA”), the Japan Securities Dealers Association (the “JSDA”), the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission (the “ASIC”), the Comisión Nacional Bancaria y de Valores (the “CBNV”) in Mexico, the Swiss Financial Market Supervisory Authority (“FINMA”), the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Dubai Financial Services Authority (the “DFSA”) in the DIFC, the Abu Dhabi Global Market (“ADGM”) in Abu Dhabi and the Comissão do Mercado de Valores Mobiliários (“CMVM”) in Portugal.
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
During 2023, the European Securities and Markets Authority (“ESMA”), the EU’s financial markets regulator and supervisor, announced a shift in its Union Strategic Supervisory Priorities (“USSPs”), introducing cyber risk and digital resilience as key areas of focus alongside environmental, social and governance disclosures. The USSPs are an important tool through which ESMA coordinates and focuses supervisory action with national competent authorities (“NCAs”) across the EU on specific topics. The strategy takes into account the key priorities of the EU in the area of financial services and aims to address the most significant risks linked to EU financial markets. It is structured around the following key areas: effective financial markets and financial stability, supervision and supervisory convergence, retail investor protection, sustainable finance and technological innovation and increased use of data. With this new priority, EU supervisors will put greater emphasis on reinforcing firms’ information and communication technology (“ICT”) risk management surrounding the use of financial technology systems (including but not limited to trading venue technologies) through close monitoring and supervisory actions, building new supervisory capacity and expertise. The new USSPs came into effect in January 2025, at the same time as the Digital Operational Resilience Act.
The Digital Operational Resilience Act (“DORA”) is a new EU framework which aims to enhance and harmonize the digital operational resilience and cyber security of entities across the EU financial sector. Under DORA, beginning in January 2025, our entities in the EU, namely Tradeweb EU B.V. and Tradeweb Execution Services B.V., were required to adopt a broader business view of resilience, with accountability clearly established at the senior management level. DORA consists of the following key pillars: ICT risk management requirements, reporting of ICT incidents, testing programs covering ICT tools, systems and processes, ICT third party risk management and an oversight framework for critical ICT third-party service providers. In response, and where necessary, effective in January 2025, relevant third-party risk management and incident reporting policies and procedure documents were created or updated to address the requirements of DORA. The implementation of DORA in January 2025 represents a key delivery of the EU’s strategic initiatives and supervisors will assess compliance with DORA as part of their efforts to achieve the USSP’s broader strategic goals. For the rest of 2025 and into 2026, we expect NCAs will continue to implement and monitor the focus areas outlined in the USSPs, adjusting their supervisory approaches as necessary to address emerging risks and developments.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2024, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 19 – Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Regulatory Status of Tradeweb Entities
Our operations span jurisdictions across North America, South America, Europe, the Middle East and the Asia Pacific region, and we operate through various regulated entities. The current regulatory status of our regulated entities is described below.

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
Dealerweb Inc. is a SEC-registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Dealerweb Inc. is also a CFTC-registered introducing broker and a member of NFA, is recognized as a foreign trading venue in Switzerland and is a Recognized Body of the DFSA. Dealerweb relies on the international dealer exemption in the Canadian provinces of Ontario, Quebec and Nova Scotia and the ATS Order Exemption for Ontario, Quebec and Nova Scotia. Effective on January 2, 2025, Dealerweb Inc. merged with and into Dealerweb LLC, with Dealerweb LLC being the surviving entity.
Tradeweb Direct LLC is a SEC registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Tradeweb Direct LLC also relies on the Ontario Securities Commission International Dealer Exemption in the Canadian provinces of Ontario and Quebec, is registered as an exempt firm with the AFM and is a Recognized Body of the DFSA.
Institutional Cash Distributors, LLC (“ICDLC”), acquired in August 2024, is a SEC registered broker-dealer and a member of FINRA. ICDLC relies on the international dealer exemption in the Canadian provinces of Alberta, British Columbia, Nova Scotia, Ontario, Quebec and Saskatchewan.
Tradeweb Europe Limited is authorized and regulated in the UK by the FCA as a MiFID Investment Firm. It has permissions to operate a Multilateral Trading Facility (“MTF”), an Organized Trading Facility (“OTF”) and an APA. Tradeweb Europe Limited is also regulated by ASIC and holds an Overseas Australian Market Operator License, is a recognized foreign trading venue by FINMA in Switzerland and is recognized as a Remote Body by the ADGM. In January 2022, Tradeweb Europe obtained a license to provide direct market access to trading participants (Handelsteilnehmer) domiciled in Germany via an electronic trading system pursuant to section 102(1) of the German Securities Trading Act (Wertpapierhandelsgesetz – WpHG).
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
TW SEF LLC is a CFTC-registered SEF. TW SEF LLC is formally exempt from registration as an exchange in the Canadian provinces of Alberta, Ontario, Nova Scotia and Quebec and is recognized as a foreign trading venue in Switzerland. TW SEF LLC is approved and regulated by ASIC as an Overseas Australian Market Operator Licensee, recognized as Foreign Trading Venue in Mexico, is a Recognized Body of the DFSA and is recognized as a Remote Body by the ADGM. On January 29, 2025, TW SEF LLC was approved by the SEC to be a registered SBSEF.
DW SEF LLC is a CFTC-registered SEF. DW SEF LLC is formally exempt from registration in the Canadian provinces of Ontario, Nova Scotia and Quebec and is recognized as a foreign trading venue in Switzerland.
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
Tradeweb EU B.V. is authorized and regulated by the DNB and AFM as a MiFID Investment Firm with permissions to operate an MTF and an OTF. Tradeweb EU B.V. passports its permissions under MiFID and accordingly provides services throughout the EU and the European Economic Area (“EEA”). Tradeweb EU B.V. is also regulated by ASIC and holds an Overseas Australian Market Operator License, is a recognized foreign trading venue by FINMA in Switzerland and is recognized as a Remote Body by the ADGM.
The Paris branch of Tradeweb EU B.V. is supervised by the ACPR.
Tradeweb Execution Services Limited is authorized and regulated in the UK by the FCA as an Investment Firm (“BIPRU Firm”) and holds an exemption from ASIC from having to hold an Australian financial services license.

Tradeweb Execution Services B.V. is authorized and regulated by the AFM as a MiFID investment firm with permission to trade on a matched principal basis.
Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited), acquired in August 2023, is a Tier 1 Australian Markets Licensee in Australia, regulated by the ASIC, that maintains an authorization in Singapore by the MAS as a Regulated Market Operator. Tradeweb Australia Pty Ltd changed its name from Yieldbroker Pty Limited in January 2024.
Tradeweb (DIFC) Limited is an Authorized Firm regulated by the DFSA with a license for “arranging deals in investments” for users to access our various trading venues that are also separately recognized by the DFSA.
Institutional Cash Distributors Limited (“ICDLT”), acquired in August 2024, is authorized and regulated in the UK by the FCA in the provision of intermediary services.
ICD Europa - Empresa de Investimento, S.A. (“ICDEU”), acquired on August 1, 2024, is regulated by the Comissão do Mercado de Valores Mobiliários in Portugal as an investment firm.
Human Capital
In order to maintain our role as a leader in building and operating electronic marketplaces for our global network of clients, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and employee retention, we strive to make Tradeweb an inclusive and safe workplace. We firmly believe that a cared-for, proud, and inclusive workforce will power our innovation into the future. We strive to provide opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by initiatives that build connections between our employees and the communities in which we operate.
As of December 31, 2024, we had 1,412 employees, 1,000 of whom were based in the United States and 412 of whom were based outside of the United States. As of December 31, 2023, we had 1,179 employees globally. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Inclusion and Retention
We strive to create a company culture where all employees feel that they belong and are included so that our teams can deliver at the highest levels. We focus on inclusivity through building an environment where employees feel that they are heard, that their experiences and opinions matter, that they are represented and acknowledged, that social issues and a range of human experience topics are given a platform for discussion and learning, and by creating a safe space where employees know they are valued and respected. Through our Diversity, Equity and Inclusion (“DE&I”) Committee, on which members of our executive team serve, including our Global Head of Human Resources and Head of Investor Relations, FP&A and Treasury, we raise awareness, provide a forum to discuss diversity and inclusion and promote a diverse and inclusive culture. We seek to involve employees at all levels in DE&I, including through recruitment, philanthropy and training. We also sponsor the Global Women’s Network, which provides skills-building, educational, and career-relevant programming for employees. Our commitment to DE&I also includes partnerships with organizations globally, including StreetWise Partners, Women’s Bond Club, TEAK Fellowship, Council of Urban Professionals, Rewriting the Code and Rock the Street, Wall Street in the U.S., and SEO, Big City Bright Future and Cowrie Scholarship Foundation in the UK. We believe that a culture of inclusion is foundational to having a workforce that is proud and motivated to contribute and to build their career at Tradeweb. Retention is bolstered not only through creating an environment where employees feel a sense of belonging, but also by providing employees with competitive and comprehensive compensation, benefits and perks.
Health and Well-Being
The success of our business is fundamentally connected to the health, safety and wellness of our employees. We provide an evolving package of benefits and perks to employees (which varies by country and region), aiming to ensure our employees have access to comprehensive care relating to their physical and mental health and their family planning needs, as well as adequate time out of office for personal, vacation, sick and bereavement leave needs. Some examples of the initiatives we provide in certain countries include post-birth parental and adoptive parent leave, financial assistance in connection with eligible fertility treatment, adoption and surrogacy expenses, health and wellness speaker series, health club discounts and subsidized memberships and virtual health visits.

Compensation and Benefits
We provide robust compensation and benefits programs to help attract and retain talent and to meet the needs of our employees. In addition to salaries, these programs (which vary by country or region) include annual bonuses, stock awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave (including equal minimum leave for all new parents), family care resources, flexible work schedules, employee assistance programs (including confidential counseling services for employees and their family members) and tuition assistance, among many others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to facilitate retention of key personnel, particularly those with strong product and functional knowledge and/or critical technology and engineering skills and experience.
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
Our employee engagement programs provide employees with the resources they need to help develop themselves and our shared culture—celebrating our differences and common purpose as our people grow both as unique individuals and as a collective, positive force in the world. Tradeweb has established and supports a number of committees and affinity groups dedicated to improving our people’s lives at work and advancing their personal and professional development. These include the Tradeweb Global Women’s Network, the Global Diversity Equity & Inclusion Network, the Tradeweb Cares Committee, the Sustainability Action Network and the Working Parents Network.
Community Involvement and Philanthropy
We believe that with success comes the responsibility to give back and to lift up the communities in which we live and work. We bring these opportunities to our employees through our philanthropy group, Tradeweb Cares, which focuses on corporate philanthropic partnerships, employee volunteerism, and supporting the Tradeweb Matching Donation program, which provides a match of qualifying charitable contributions by our employees of up to $1,000 per year, per employee. We partner with many organizations around the world that are focused on the four pillars of our philanthropy strategy: ensuring equitable access to quality education and economic opportunity for all, supporting environmental conservation efforts to restore our planet, enriching and empowering social mobility in the communities where we live and work, and providing access to healthcare and disease prevention for our society’s most vulnerable.
Corporate Sustainability
Our approach to sustainability is rooted in identifying opportunities for leadership in our industry, integrating principles of sustainability into our business and operations decision making, and sharing our progress in our external reporting in a way that is decision-useful and meaningful. In August 2024, we published our fourth annual Corporate Sustainability Report, which reports on our sustainability goals and priorities as well as our progress towards those goals during calendar year 2023.

The Environment
We are committed to understanding the full extent of our environmental impact and to working toward minimizing our global emissions footprint. We seek to better understand the environmental impact of our operations through measurable means, and to set attainable targets and timelines for environmental impact reporting. While our business involves limited direct environmental risks, we will endeavor to make our operations and impact more sustainable over time. Our primary environmental goals have been to reduce our overall energy consumption and emissions where possible, and to move toward renewable energy coverage or direct sourcing of renewable energy to net our Scope 2 market-based emissions to zero. To that end, in 2024, we reached 100% coverage of our global energy usage with renewables. Where energy usage was not already covered or powered by renewables at our leased office spaces and data centers, we purchased energy attribute certificates to cover our remaining energy usage 100% with renewables for 2024. We also responded to Carbon Disclosure Project (“CDP”) for the second time, and published our second Taskforce on Climate-Related Financial Disclosure (“TCFD”) report, each in 2024.
In April 2021, we joined the Climate Bonds Initiative’s (“CBI”) Partnership Programme. CBI is an international, investor-focused not-for-profit organization promoting investment in projects and assets necessary for a rapid transition to a low-carbon and climate-resilient economy. The Climate Bonds Standard and Certification Scheme (the “Scheme”) is a labeling scheme for bonds, loans and other debt instruments. The Scheme’s rigorous scientific criteria are intended to ensure consistency with the Paris Agreement’s goal of limiting global warming to 1.5 degrees Celsius above pre-industrial levels. The Scheme is used globally by bond issuers, governments, investors and the financial markets seeking to prioritize investments that genuinely contribute to addressing climate change. By partnering with CBI, we aim to promote the visibility and accessibility of Green Bond trading activity across a wide range of asset classes, and leverage CBI data to provide transparency and clarity around the Green Bond trading volumes and trends on our platforms. In 2024, CBI-screened Green Bond trading accounted for $431.8 billion of the total $452.5 billion in global Green Bond trading volume executed on Tradeweb (excluding ETF). This represents a trading volume increase of 45% from 2023, calculated using CBI-screened Green Bond alignment based on the CBI definition of ‘Green’ as of December 31, 2024 for both the 2024 and 2023 comparative period. We provide Green Bond highlights across our institutional platform, including global credit, European government bonds, supranationals, repurchase agreements, China bonds and convertibles, and have Green Bond search tools across asset classes on Tradeweb Direct, our retail platform. We plan to continually increase the data available to our clients around Green Bonds, and are currently working to integrate additional CBI data for Social Bonds and Sustainability Bonds.
Our People and Communities
We value and encourage diverse perspectives and strive to cultivate a team with varied and robust ideas. We aim to give everyone the access and ability to grow as an individual and, eventually, a leader. For more information on how we support our people and help foster an inclusive workforce, please see “– Human Capital” above.
Our Governance
We have invested in strong and well-established governance structures across our global enterprise, led by a Board of Directors that is deeply experienced in our business and highly focused on advancing our sustainability strategies across the company. As part of that commitment, during 2020, we established an ESG Steering Committee comprised of senior level executives covering major business directives across the company. The ESG Steering Committee is an advisory board assembled to guide our focus, and ensure delivery on our thoughtful approach to integrating our sustainability strategy into our business and operations. To support the implementation of our sustainability strategy, a dedicated team was formed and has expanded to meet the needs of our growing strategy. The team head reports directly into our senior executive leadership team, which provides critical support for the integration of these initiatives across our business. At the Board level, the Nominating and Corporate Governance Committee is responsible for sustainability oversight and guidance. The Compensation Committee has responsibility for oversight of human capital-related topics, including diversity, equity, and inclusion, and the Audit and Risk Committee has responsibility for oversight of external reporting of climate-related disclosures.

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
Following the consummation of the LSEG Transaction, LSEG became the controlling shareholder of Refinitiv and Refinitiv continued to be the controlling shareholder of Tradeweb, holding approximately 89.9% of our combined voting power as of December 31, 2024. Tradeweb remained a standalone, publicly-traded company, and the LSEG Transaction did not result in any changes to our stockholder voting rights, and we have not experienced and do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. We maintain a market data license agreement with LSEG, which was amended and restated effective as of November 1, 2023. The non-compete period applicable to Refinitiv in their restrictive covenant agreement with us was terminated as of January 29, 2021.
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
Investors and others should note that we announce material financial and operational information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. Information about Tradeweb, our business and our results of operations may also be announced by posts on Tradeweb’s accounts on the following social media channels: Instagram, LinkedIn and X. The information that we post through these social media channels may be deemed material. As a result, we encourage investors, the media and others interested in Tradeweb to monitor these social media channels in addition to following our investor relations website, press releases, SEC filings and public conference calls and webcasts. These social media channels may be updated from time to time on our investor relations website.

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
•We may fail to compete successfully.
•If we are unable to adapt our business effectively to keep pace with industry and technological changes, we may not be able to compete effectively.
•Our use and development of artificial intelligence and blockchain technologies may not be successful.
•We may face consolidation and concentration in the financial services industry.
Risks Relating to the Operation and Performance of our Business
•We are dependent on our dealer clients to support our marketplaces by transacting with our other institutional, wholesale and retail clients.
•We do not have long-term contractual arrangements with certain of our clients.
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
•We may be unable to achieve our sustainability goals.
•Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss.
Risks Relating to our Growth Strategies and other Strategic Opportunities
•We may fail to maintain our current level of business or execute our growth plan.
•It is possible that our entry into new markets will not be successful, and potential new markets may not develop quickly or at all.
•We may undertake acquisitions or divestitures, which may not be successful.
•If we enter into strategic alliances, partnerships, joint ventures or investments, we may not realize the anticipated strategic goals for any such transactions.
Risks Relating to our International Operations
•Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.
•Fluctuations in foreign currency exchange rates may adversely affect our financial results.
Risks Relating to Cybersecurity and Intellectual Property
•We could face actual or perceived security vulnerabilities in the systems, networks and infrastructure that we own or use, breaches of security controls, unauthorized access to confidential or personal information or cyber attacks.
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
The electronic financial services industry is, by its nature, risky and volatile. Our business performance is impacted by a number of global and regional factors that are generally beyond our control. The occurrence of, or uncertainty related to, any one of the following factors may cause a substantial decline in the U.S. and/or global financial markets, which could result in reduced trading volumes and profitability for our business:
•economic, political and social conditions in the United States, the UK, the EU and/or its member states, China or other major economies around the world, including, among other things, the strength and direction of the U.S. and global economy and banking industry, the war in Ukraine, the conflicts in the Middle East and the new U.S. administration and Congress;
•the effect of Federal Reserve Board and other central banks’ monetary policy (including the level and volatility of interest rates, including actual and anticipated changes in the federal funds rate by the Federal Reserve), increased capital requirements for banks and other financial institutions and other regulatory requirements;
•adverse market conditions, including unforeseen market closures or other disruptions in trading;
•broad trends in business and finance, including the number of new issuances and changes in investment patterns and priorities;
•concerns over a potential recession (in the United States or globally) and inflation;
•consolidation or contraction in the number, and changes in the financial strength, of market participants;
•the availability of capital for borrowings and investments by our clients, as well as the amount of available cash balances held by corporates;
•liquidity concerns, including concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities;
•legislative, regulatory, administrative or government policy changes, particularly as a result of the new U.S. administration and Congress, including changes to financial industry regulations and tax laws, including the imposition of central clearing requirements for the U.S. Treasury market, that could limit the ability of market participants to engage in a wider array of trading activities or make certain corporate activities less desirable or more expensive;
•actual or threatened trade war, including between the United States and China, or other governmental action related to tariffs, international trade agreements or trade policies;
•the impact of foreign exchange fluctuations (see “—Risks Relating to our International Operations—Fluctuations in foreign currency exchange rates may adversely affect our financial results” for further information); and
•the current or anticipated impact of climate change, extreme weather events, natural disasters and other catastrophic events, actual or threatened acts of war, terrorism or other armed hostilities or outbreaks of pandemic or contagious diseases.
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
We face intense competition in both the financial services industry generally and the markets that we serve in particular, and we expect competition with a broad range of competitors to continue to intensify in the future. Within the electronic financial services industry in which we operate, we compete based on our ability to provide a broad range of solutions, trading venues with a broad network of market participants and deep liquidity, a competitive fee structure and comprehensive pre-trade, trade and post-trade functionality, including data analytics, as well as the reliability, availability, security and ease of use of our platforms and solutions.
We primarily compete with other electronic trading platforms and trading business conducted directly between dealers and their institutional, wholesale and retail client counterparties over telephone, email or instant messaging. We also compete with securities and futures exchanges, other inter-dealer brokers, execution management services (“EMS”), order management services (“OMS”) providers, single bank systems and market data and information vendors. For example, our trading platforms face existing and potential competition from large exchanges, which have in recent years developed electronic capabilities in-house or through acquisitions. We also face competition from individual banks that offer their own electronic platforms to their institutional clients and from EMS and OMS providers. In addition, we may face competition from companies with strong market share in specific markets or organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information resources, recognized brands, or technological expertise to begin competing with us. We expect that we may compete in the future with a variety of companies with respect to our platforms and solutions. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.
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
Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered into joint ventures and consortia to improve the competitiveness of their electronic trading offerings. For example, ICE acquired BondPoint, TMC Bonds and IDC, in an effort to expand its portfolio of fixed income products and services. In addition, in 2018, CME Group completed its acquisition of NEX Group, which expanded CME Group’s offerings to include NEX Group’s OTC foreign exchange and rates products and market data. Further, in 2022, TP ICAP completed its acquisition of Liquidnet to further diversify its business. If, as a result of industry consolidation, our competitors are able to offer lower cost (including fixed cost fees compared to our variable fees for certain offerings) and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or otherwise take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.
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
•adapt our existing platforms and solutions for new markets, client sectors, asset classes and products;
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

Further, the development of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our marketplaces. In particular, because our platforms and solutions are designed to operate on a variety of electronic systems, we will need to continuously modify and enhance our marketplaces to keep pace with changes in internet-related hardware and other software, communication and browser technologies.

We cannot assure you that we will be able to successfully adapt our existing technologies and systems to incorporate new, or changes to existing, technologies. For example, artificial intelligence (“AI”) (including machine learning), blockchain technologies and digital assets (including cryptocurrency), are poised to have significant impacts on our markets and industry. If we are unable to successfully adapt our business to keep pace with these new technologies, including with respect to navigating new, complex and changing legal and regulatory risks, or if our competitors are more successful than us in doing so, our business, financial condition and results of operations may be adversely affected. See “—Our use and development of AI and blockchain technologies may not be successful and may present business, legal and reputational risks” for further information.
The success of new platforms or solutions, or new features and versions of existing platforms and solutions, depends on several factors, including the timely and cost-effective completion, introduction and market acceptance of such new or enhanced platform or solution. Development efforts entail significant technical and business risks. We and our partners may use new technologies ineffectively, fail to adequately address regulatory requirements, experience design defects or errors or fail to accurately determine market demand for new platforms, solutions and enhancements. Furthermore, development efforts may require substantial expenditures and take considerable time, and we may experience cost overrun, delays in delivery or performance problems and not be successful in realizing a return on these development efforts in a timely manner or at all.
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

Our use and development of AI and blockchain technologies may not be successful and may present business, legal and reputational risks.
We are making significant investments in AI and blockchain technologies to, among other things, develop new products and processes or features for our existing products and processes, which is costly. As AI and blockchain are highly complex and rapidly evolving technologies in the early stages of commercial use, there are significant risks involved in the development and use of AI and blockchain, and there can be no assurance that our development and use of AI or blockchain will gain market acceptance or enhance our products or services or augment our business or operating results. Additionally, our competitors may be developing their own AI and blockchain products and technologies, which may be superior in features, functionality or cost to our offerings.

Moreover, our AI-related product initiatives and offerings, or use of AI in our internal business operations, may give rise to risks related to accuracy, reliability, bias, discrimination, harmful content generation, intellectual property infringement, the ability to obtain intellectual property protection, misappropriation or leakage of information, defamation, data privacy and cybersecurity. The use of AI may also give rise to ethical concerns. Any of these factors could adversely affect our business, reputation or results of operations.

The introduction of AI and blockchain technologies into new or existing offerings may also result in new or expanded liabilities related to enhanced governmental or regulatory scrutiny, which could result in increased investigations, enforcement actions, litigation and compliance costs. For example, states, countries and supranational bodies, including the European Union and the United States, have passed or proposed new rules and regulations related to the development and use of AI technology, which cover, among other things, algorithmic accountability, privacy and transparency. Regulatory environments related to blockchain technologies across foreign, federal, state and local jurisdictions also are rapidly evolving. Governmental authorities are likely to continue to issue new laws, rules and regulations governing blockchain technologies. Additionally, existing laws and regulations may be interpreted in ways that may affect our use of AI or blockchain technologies. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business, reputation or results of operations. Because AI and blockchain technologies are highly complex and rapidly developing, it is not possible to predict all of the legal, reputational, operational or technological risks that may arise relating to our use and development of AI and blockchain technologies.
Consolidation and concentration in the financial services industry could materially adversely affect our business, financial condition and results of operations.

There has been significant consolidation in the financial services industry over the past several years and several of our large broker-dealer clients have reduced their sales and trading businesses in certain products. Further consolidation in the financial services industry could result in a smaller client base and heightened competition for certain of our businesses, which may lower our trading volumes. If our clients merge with or are acquired by other companies that are not our clients, or companies that utilize our offerings to a lesser degree, such clients may discontinue or reduce their use of our platforms and solutions. Any such developments could materially adversely affect our business, financial condition and results of operations.
The substantial consolidation of market share among companies in the financial services industry has resulted in concentration in markets by some of our largest dealer clients. Because most of our trading platforms depend on these clients, any event that impacts one or more of these clients or the financial services industry in general could negatively impact our trading volumes and revenues. In addition, some of our dealer clients have announced plans to reduce their sales and trading businesses in the markets in which we operate. This is in addition to the significant reductions in these businesses already completed by certain of our dealer clients.
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
There are inherent risks whenever a significant percentage of our trading volume and revenues are concentrated with a limited number of clients, and these risks are especially heightened for us due to the potential effects of increased industry consolidation and financial regulation on our business. The contractual obligations of our clients to us are non-exclusive and subject to termination rights by such clients. Any failure by us to meet a key dealer client’s or other key client’s expectations could result in cancellation or non-renewal of the contract. In addition, our reliance on any individual dealer client for a significant portion of our trading volume may also give that client a degree of leverage against us when negotiating contracts and terms of services with us. Further, higher capital requirements on trading activity by bank-affiliated broker-dealers may reduce their incentives to engage in certain market making activities and may impair market liquidity.
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
We do not have long-term contractual arrangements with certain of our clients, and our business performance could be impacted if these clients stop or lessen their usage of our platforms and solutions, including as a result of macroeconomic factors.
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
In addition, in August 2024, we acquired ICD, an institutional investment technology provider for corporate treasury organizations trading short-term investments, adding a fourth client channel, corporates, to our business. We earn basis point commissions on the monthly average daily balance of money market fund investments made through the ICD Portal. If the federal funds rates fall to near-zero levels, the amount of cash held by our corporate clients that is available for investment through the ICD Portal significantly declines, or if our corporate clients decide to invest their available cash through alternative means, our business, financial condition and results of operations could be adversely affected.

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
We will need to continually improve and upgrade our trading platforms, systems and infrastructure to accommodate increases in trading volumes, changes in regulation, changes in trading practices of new and existing clients or irregular or heavy use of our trading platforms, especially during peak trading times or at times of increased market volatility. The maintenance and expansion of our trading platforms, systems and infrastructure has required, and will continue to require, substantial financial, operational and technical resources. As our operations grow in both size and scope, these resources will typically need to be committed well in advance of any potential increase in trading volumes. We cannot assure you that our estimates of future trading volumes will be accurate or that our systems will always be able to accommodate actual trading volumes without failure or degradation of performance, especially during periods of abnormally high volumes. If we do not successfully adapt our existing trading platforms, systems and infrastructure to the requirements of our clients, changes in regulation or to emerging industry standards, or if our trading platforms otherwise fail to accommodate trading volumes, our business, financial condition and results of operations could be materially adversely affected.
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
We cannot assure you that any of these third-party providers will be able or willing to continue to provide these products and services in an efficient, cost-effective or timely manner, or at all, or that they will be able to adequately expand their services to meet our needs or meet the increasing regulatory requirements applicable to our business. In particular, like us, third-party providers are vulnerable to cybersecurity threats and other issues that can lead to operational and technological disruptions, and we may have limited remedies against these third parties in the event of product or service disruptions. For example, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, caused widespread outages of Windows systems into which it was integrated, including certain Windows systems used by our vendors and clients. We did not experience any significant operational or financial impact as a result of the CrowdStrike software update, but we could in the future experience similar software-induced interruptions to our operations. In addition, we have little control over and limited recourse to third-party providers, which increases our vulnerability to errors, failures, cybersecurity attacks, interruptions or disruptions or problems with their products or services. Further, the priorities and objectives of third-party providers may differ from ours, which may make us vulnerable to terminations of, or adverse changes to, our arrangements with such providers, and there can be no assurance that we will be able to maintain good relationships or the same terms with such providers. If an existing third-party provider is unable or unwilling to provide a critical product or service, and we are unable to make alternative arrangements for the supply of such product or service on commercially reasonable terms or a timely basis, or at all, our business, financial condition and results of operations could be materially adversely affected.
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
Our business consists of providing consistent two-sided liquidity to market participants across numerous geographies, asset classes and products. In addition, in the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” In the event of a systemic market event resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Many trades in the securities markets, and an increasing number of trades in the over-the-counter derivatives markets, are cleared through central counterparties. We currently maintain memberships with certain central counterparties to support the clearing operations of our business. These central counterparties assume and specialize in managing counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearinghouse’s risk management methodology will be adequate to manage one or more defaults. Given the counterparty performance risk that is concentrated in central clearing parties, any failure by a clearinghouse to properly manage a default could lead to a systemic market failure. For example, historically we have used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. If trading counterparties do not meet their obligations, including to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to conduct our business may be materially adversely impacted by unforeseen, catastrophic or uncontrollable events. In addition, our U.S. and European operations are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen, catastrophic or uncontrollable events, including fire, natural disasters, extreme weather events, global health crises (including COVID-19 and its variants), power loss, telecommunications failure, software or hardware malfunctions, theft, cyber attacks, acts of war, terrorist attacks or other armed hostilities (including the war in Ukraine and the conflicts in the Middle East). In addition, employee misconduct, fraud or error, such as improperly using confidential information or engaging in improper or unauthorized activities or transactions, could expose us to significant liability, losses, regulatory sanctions and reputational harm. These unforeseen, catastrophic or uncontrollable events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party providers or clients. If our systems, networks or infrastructure were to fail or be negatively impacted as a result of an unforeseen, catastrophic or uncontrollable event, our business functions could be interrupted, our ability to make our platforms and solutions available to our clients could be impaired and, as a result, we could lose critical data and revenues. If we are unable to deploy or develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen, catastrophic or uncontrollable event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
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

•network or service outages, internet disruptions, the availability of our platforms, cyber attacks, security breaches or perceived security breaches;
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
Our reputation and the quality of our brand are critical to our business, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes client loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to, among other things, the quality and reliability of our platforms and solutions, the accuracy of our market data, our ability to maintain the security of our data and systems, networks and infrastructure, our use of developing technologies, such as AI and any impropriety, misconduct or fraudulent activity by any person formerly or currently associated with us.
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
As of December 31, 2024, we had goodwill of $3.2 billion and indefinite-lived intangible assets of $0.3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
We may be unable to achieve our sustainability goals.
We have established sustainability goals for our business. These goals reflect our current plans and aspirations and we may not be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.
Our ability to achieve any sustainability objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include our ability to accurately track Scope 1, 2 and 3 greenhouse gas emissions, the evolving regulatory requirements affecting sustainability standards or disclosures and our ability to recruit, develop and retain diverse talent in our workforce.
Standards for tracking and reporting sustainability matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including sustainability-related disclosures that may be required by the SEC and European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our sustainability practices and goals do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, acquirer, service provider or employer could be negatively impacted.
Further, while sustainability remains important for our business, views about sustainability are diverse and changing, and our business, reputation and ability to attract and retain clients and employees may be harmed if our actions are perceived to be ineffective, insufficient or otherwise inappropriate. The continuously evolving societal and political perspectives on sustainability make the ultimate impact on us difficult to predict, identify and monitor and may be detrimental to us.
Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss.
Cryptocurrencies, digital currencies, coins, tokens, NFTs and other digital or crypto assets or instruments that are issued and transferred using distributed ledger or blockchain technology (collectively referred to herein as “digital assets”) are a relatively new and evolving asset class and technological innovation that are subject to a high degree of uncertainty. The characteristics of particular digital assets within this broad asset class may differ significantly. We receive and hold digital assets, in the form of Canton Coins, in exchange for providing certain validator services on the Global Synchronizer. See Part I, Item 1. “Business” for additional information.
Digital assets carry unique risks. There is a high degree of fraud, theft, cyber attacks and other forms of risk associated with digital assets, and legal, regulatory and market standards around market conduct, transparency, custody, segregation of client assets, clearing and settlement for these assets, are all evolving or unsettled, which can increase risks for us, both as a holder of digital assets and, through our activities as a validator on the Global Synchronizer, a service provider in the digital asset space.

In addition, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. For example, the value of digital assets is based in part on market adoption and future expectations regarding growth in the usage of digital assets for various applications, which may or may not be realized. Even if growth in the use of any digital assets occurs in the near or medium term, there is no assurance that such use will continue to grow over the long term. Further, a contraction in use of any digital asset may result in increased volatility or a reduction in prices. As a result, the value of digital assets is highly speculative and there can be no guarantee that the digital assets we hold will maintain their value in the future or that such digital assets can be converted into or sold for fiat currencies. Due to their highly volatile nature, prices of digital assets have also been subject to dramatic fluctuations which may negatively impact our balance sheet. In addition, it is possible for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss and we may face regulatory or legal consequences.
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
The success of our growth plan depends, in part, on our ability to implement our business strategies. In particular, our growth depends on our ability to maintain and expand our network by attracting new clients, increasing the use of our platforms and solutions by existing clients and by integrating them across geographies and a wide range of asset classes, products, trade types and trade sizes within our marketplaces. Our growth also depends on, among other things, our ability to increase our market share, add new products, enhance our existing platforms and solutions, develop new offerings that address client demand and market trends and stay abreast of changing market conditions and regulatory requirements. Our growth may also be dependent on our ability to further diversify our revenue base. As of December 31, 2024, we derived approximately 52% of our revenue from our Rates asset class. Our long-term growth plan includes expanding the number of products we offer across existing and new asset classes by investing in our development efforts and increasing our revenues by growing our market share in our existing markets and entering into new markets. We cannot assure you that we will be able to successfully execute our growth plan or implement our business strategies within our expected timing or at all or be able to maintain or improve our current level of business, and we may decide to alter or discontinue certain aspects of our growth plan at any time.
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
Our long-term growth plan includes expanding our operations by entering into new markets, including new client sectors, asset classes, products and geographies, including markets where we have little or no operating experience. For example, in August 2024, we acquired ICD, adding a fourth client sector, corporates, to our business. We may have difficulties identifying and entering into new markets due to established competitors, our inability to keep pace with technology and industry developments, lack of recognition of our brand and lack of acceptance of our platforms and solutions, as has occurred with certain of our initiatives in the past.
Expansion, particularly in new markets, may require substantial expenditures and take considerable time. In particular, we may need to make additional investments in management and new personnel, infrastructure and compliance systems. Furthermore, our expansion efforts may divert management’s attention or inefficiently utilize our resources. If we are not able to manage our expansion effectively, our expansion costs could increase at a faster rate than our revenues from these new markets. If we cannot successfully implement the necessary processes to support and manage our expansion, our business, financial condition and results of operations may suffer.
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
We regularly consider acquisitions, which may not be completed or, if completed, may not be ultimately beneficial to us. We have made several acquisitions in the past, and increasingly in the last several years, including the purchase of the Hilliard Farber & Co. business in 2008, the Rafferty Capital Markets business in 2011, BondDesk in 2013, CodeStreet in 2016, Nasdaq’s U.S. fixed income electronic trading platform in 2021, Yieldbroker in 2023, r8fin in 2024 and ICD in 2024. We also may consider potential divestitures of businesses from time to time. We routinely evaluate potential acquisition and divestiture candidates and engage in discussions and negotiations regarding potential acquisitions and divestitures on an ongoing basis; however, even if we execute a definitive agreement, there can be no assurance that we will consummate the transaction within the anticipated closing timeframe, or at all. Moreover, there is significant competition for acquisition and expansion opportunities in the electronic financial services industry.
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
If we enter into strategic alliances, partnerships, joint ventures or investments, we may not realize the anticipated strategic goals for any such transactions.
From time to time, we may enter into strategic alliances, partnerships or joint ventures, or make strategic minority investments or other financial or commercial arrangements, as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships joint ventures or strategic minority investments or other financial or commercial arrangements entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships, joint ventures or businesses in which we invest; (ii) exercising influence over the activities of joint ventures or business in which we invest in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners suffer reputational harm during the pendency of the partnership, become bankrupt or otherwise lack the financial resources to meet their obligations.
In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or make a strategic minority investment or other financial or commercial arrangement or a long preparation period before we commence providing trading venues and solutions and/or realizing the anticipated benefits from or begin earning revenues pursuant to such arrangement, as applicable. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner or investing in a business or other financial or commercial arrangement, we may not be successful in maintaining the relationship.
We cannot assure you that we will be able to enter into strategic alliances, partnerships or joint ventures or invest in businesses or enter into financial or commercial arrangements on terms that are favorable to us, or at all, or that any strategic alliance, partnership or joint venture we have entered into or may enter into or investment we have or may make will be successful. In particular, these arrangements may not generate the expected number of new clients or increased trading volumes or revenues or other benefits we seek. Unsuccessful strategic alliances, partnerships joint ventures or investments could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to our International Operations
Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.
We are a global company serving clients in over 85 countries with offices in North America, South America, Europe, Australia, Asia and the Middle East. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. For example, in 2024, we established offices in Dubai, United Arab Emirates, São Paulo, Brazil, Mumbai, India and Milan, Italy. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
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
For the year ended December 31, 2024, 39% of our revenues derived from our international operations. Since we operate in several different countries outside the United States, most notably the UK, the Netherlands, Japan, as well as Australia, China, Singapore, Hong Kong and Canada, among others, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the British pound sterling and euros, as well as Japanese Yen, Australian dollars, Chinese Yuan Renminbi, Singapore dollars, Hong Kong dollars and Canadian dollars, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the euro.
While we engage in hedging activity to attempt to mitigate currency exchange rate risk, these hedging activities may not fully mitigate the risk. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would materially adversely affect our financial condition and results of operations.
Risks Relating to Cybersecurity and Intellectual Property
Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber attacks could harm our business, reputation and results of operations.
The operation of our electronic trading platforms relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data. Because of our reliance on technology (including through our use of third-party service providers), we are susceptible to various cyber-threats to our systems, networks and infrastructure, in particular those that power our platforms and solutions. Similar to other financial services companies that provide services online, we have experienced, and likely will continue to experience, cyber threats, cyber attacks and attempted security breaches. Cyber threats and cyber attacks vary in technique and sources, are persistent, frequently change and have become more sophisticated, targeted and difficult to detect and prevent against. These threats and attacks may come from external sources such as governments, crime organizations, hackers and other third parties or may originate internally from an employee or a third-party service provider, and can include unauthorized attempts to access, disable, interrupt, improperly modify or degrade our information, systems, networks and infrastructure or the introduction of computer viruses, ransomware, malware, and other malicious codes and fraudulent “phishing” emails or other forms of social engineering that seek to misappropriate data and information. Due to political uncertainty in certain regions, we, like other financial services companies, may be subject to a heightened risk of such attacks from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations and platforms. In addition, our expansion into new markets, client sectors and geographies, as well as our activity in the digital asset space, exposes us to new and different risks. See “—Risks Relating to our Growth Strategies and other Strategic Opportunities” and “—Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss” for further information. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction in our systems, networks, infrastructure and other operations, affecting, in particular, our platforms and solutions, which could result in reputational damage, financial losses, client dissatisfaction, regulatory enforcement actions, fines and penalties and/or private litigation.
While we have dedicated personnel who are responsible for maintaining our cybersecurity program and training our employees on cybersecurity, and while we utilize third-party technology products and services to help identify, protect and remediate our systems, networks and infrastructure, such measures and security controls may not be adequate or effective to prevent, detect or mitigate a cyber attack, security breach, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction. We are also dependent on security measures, if any, that our third-party service providers and clients take to protect their own systems, networks and infrastructures. Because techniques used to obtain unauthorized access to, or to sabotage, systems, networks and infrastructures change frequently and generally are not recognized until launched against a target, we, our third-party service providers or our clients may be unable to anticipate these techniques or to implement adequate defensive measures or security controls. Additionally, we may be required in the future to incur significant costs to continue to minimize, mitigate against or alleviate the effects of cyber attacks, security and data breaches or other security vulnerabilities and to protect against damage caused by such events.
There have been an increasing number of cyber attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by U.S. and foreign regulators. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
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
Although we have not been a victim of a cyber attack or other cybersecurity incident that has had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity incidents, including attempted denial of service attacks, malware infections, phishing, subversion of internal security controls and other information technology incidents that are typical for an electronic financial services company of our size. If an actual, threatened or perceived cyber attack or breach of our security occurs, our clients could lose confidence in our security measures and the reliability of our platforms and solutions, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines. In addition, we rely on third-parties to provide certain services, including technology services, to us. Please see “−We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.”
Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platforms or solutions could materially harm our business and reputation.
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure, in particular those that power our platforms and solutions. From time to time, we have experienced, and we cannot assure you that we, or our third-party providers, will not experience, systems failures, delays in service or business interruptions in the future. Our systems, networks, infrastructure and other operations, in particular our platforms and solutions, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our trading platforms and related solutions during peak trading times or at times of increased market volatility; power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, including those that are occurring with increasing frequency due to climate change such as natural disasters and extreme weather events; acts of war, terrorism or other armed hostilities; malicious cyber attacks, cyber warfare or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and/or increased costs associated with such usage.
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

In addition, high-profile system failures in the electronic financial services industry, whether or not involving us directly, could negatively impact our business. In recent years, U.S. and foreign regulators have imposed new requirements on operations such as ours that have been costly for us to implement and that could result in a decrease in the use of our platforms and demand for some of our solutions or result in regulatory investigations, fines and penalties. For example, the SEC’s Regulation Systems Compliance and Integrity and the system safeguards regulations of the CFTC subject portions of our trading platforms and other technological systems related to our SEFs to more extensive regulation and oversight. The SEC has proposed amendments which, among other things, would extend Regulation Systems Compliance and Integrity to systems involving U.S. government securities trading and impose additional cybersecurity-related obligations on covered entities. Also, the EU’s DORA, which will apply as of January 17, 2025, is expected to significantly impact financial entities and information and communications technology service providers. Among other things, DORA requires governance and risk management measures, incident reporting, resilience testing and third-party risk management. Ensuring our compliance with these (and any future proposed) regulations requires significant ongoing costs and there can be no assurance that government regulators will not impose additional costly obligations on us in the future. If system failures in the industry continue to occur, it is possible that confidence in the electronic financial services industry could diminish, leading to materially decreased trading volumes and revenues.
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
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The SEC, the CFTC, FINRA, the NFA and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA, the DNB, the AFM, the AMF, the ACPR, the BaFin, the JFSA, the JSDA, the SFC, the MAS, the ASIC, the CBNV, the FINMA, the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the DFSA, the ADGM and the CMVM.
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

Governmental and regulatory authorities periodically review legislative and regulatory policies and initiatives, particularly following changes in administration, and may promulgate new or revised, laws, rules and regulations, or adopt changes in the interpretation and enforcement of or repeal existing laws, rules and regulations, or abandon any pending legislative or regulatory proposals, at any time. Any such changes in laws, rules or regulations or in governmental policies could create additional regulatory exposure or uncertainty for our business, cause us to incur significant additional costs, require us to change or cease aspects of our business or restrict or limit our ability to grow our business, any of which could have a material adverse effect on our business, financial condition or results of operations. There have been in the past, and could be in the future, significant technological, operational and compliance costs associated with the obligations that derive from compliance with evolving laws, rules and regulations.
Changes in legislation and in the rules and regulations promulgated by domestic and foreign regulators, and how they are applied, often directly affect the method of operation and profitability of dealers and other financial services intermediaries, including our dealer clients, and could result in restrictions in the way we and our clients conduct business. For example, current financial regulations impose certain capital requirements on, and restrict certain trading activities by, our dealer clients, which could adversely affect such clients’ ability to make markets across a variety of asset classes and products. If our existing dealer clients reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platforms would be negatively impacted, which could materially adversely affect our business, financial condition and results of operations. Our business and that of our clients could also be affected by the monetary policies adopted by the Federal Reserve and foreign central banking authorities, which may affect the credit quality of our clients or increase the cost for our clients to trade certain instruments on our trading platforms. In addition, such changes in monetary policy, such as the Federal Reserve’s recent changes to the federal funds rate, may directly impact our cost of funds for financing and investment activities and may impact the value of any financial instruments we hold.
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
Certain types of information we collect, compile, store, use, transfer and/or publish are subject to numerous federal, state, local and foreign laws and regulations regarding privacy, data protection and information security. These laws, rules and regulations govern the storing, sharing, use, processing, transfer, disclosure and protection of personal information and other content. The scope of these laws, rules and regulations is changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other laws, rules or regulations. We are also subject to the terms of our privacy policies and obligations to third parties related to applicable privacy, data protection and information security.
The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, in the EEA, the General Data Protection Regulation (“GDPR”) imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. The GDPR prohibits the transfer of personal data to countries outside of the European Union/EEA (including the U.S.) that are not considered by the European Commission to provide an adequate level of data protection, except if the data controller meets very specific requirements, including, for example, use of standard contractual clauses (“SCCs”), issued by the European Commission, or certification by the data importer under the EU-U.S. Data Privacy Framework administered by the U.S. Department of Commerce. The SCCs impose obligations on companies relating to cross-border personal data transfers, including, for example, depending on a party’s role in the transfer, implementation of additional security measures and to update internal privacy practices. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and we evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the SCCs cannot be used and/or broaden their enforcement activities, we could incur substantial costs and/or regulatory investigations or fines. We are also subject to the GDPR as incorporated into United Kingdom law (“UK GDPR”). Following Brexit, the European Commission adopted a UK adequacy decision in June 2021 which organizations can rely on for EEA to UK personal data transfers. This decision will automatically expire four years after its entry into force, but it might be renewed provided the UK maintains an adequate level of data protection. In recent years, the UK government has introduced proposed legislation intended to create a more business-friendly regime in the UK through changes to data protection legislation. At this stage, it is unclear whether and when changes to the legislation will be adopted and whether such legislative reforms could potentially lead the European Commission to not extend or to revoke the UK adequacy decision. Outside of Europe and the UK, several other countries in which we operate, including China, Japan, Singapore, Hong Kong and Australia have established specific legal requirements for privacy, data protection and information security, including data localization and/or cross-border transfer restrictions.
If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. Moreover, any changes to these laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. Recent European court and regulator decisions are continuing to drive increased attention to use of cookies and tracking technologies on websites and digital platforms. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, it may prove to be a significant challenge to comply with such laws.
There has also been increased regulation of data privacy and security in the U.S. at the state level. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, broadly defines personal information and California “consumers” to whom the law applies, and gives California residents expanded data privacy rights and protections to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations and a private right of action for data breaches. In addition, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly expanded the CCPA. Among other changes, the CPRA introduced additional obligations such as data minimization and storage limitations; established a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; and granted additional rights to consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the U.S., which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, comprehensive privacy laws in multiple U.S. states have gone, or will go, into effect between 2024 and 2026, and a number of other states are considering similar laws related to the protection of consumer personal information.
In addition, many jurisdictions have also enacted or are considering laws requiring companies to notify individuals and/or regulators of data security breaches involving their personal data. The SEC also has recently adopted amendments to Regulation S-P (the privacy regulation applicable to certain financial institutions, including broker-dealers) that will expand the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. These mandatory notifications are costly to implement and often lead to widespread negative publicity, which may cause our clients to lose confidence in the effectiveness of our cybersecurity measures. Any inability, or perceived inability, by us or third parties on which we rely to comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations requiring notification could result in litigation, regulatory investigations, fines and penalties, enforcement actions, increased costs to us and significant legal and financial exposure and/or reputational harm.

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
At any time, the U.S. federal income tax laws or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated or become effective or be repealed. Any such law, regulation or interpretation could take effect retroactively, and could adversely affect our business and financial condition, and the impact of any such law, regulation or interpretation on holders of our Class A common stock could be adverse. For example, the IRA enacted, among other changes, a 15% corporate alternative minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. In addition, on October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan by January 1, 2024. We fall under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as we are a consolidating subsidiary of LSEG. We do not anticipate a material impact to our financial condition, results of operations and cash flows from the IRA or Two Pillar Plan.
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
Our ability to comply with all applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance and risk management programs, including audit and reporting systems, that can quickly adapt and respond to changes in the legal and regulatory landscape, as well as our ability to attract and retain qualified compliance, audit, legal, cybersecurity and other compliance and risk management personnel. While we have policies and procedures to identify, monitor and manage our risks and regulatory obligations, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Our risk-management programs may prove to be ineffective because of their design, their implementation and maintenance or the lack of adequate, accurate or timely information. If our risk management programs and efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition and results of operations.

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
Any borrowings under the 2023 Revolving Credit Facility will be at variable rates of interest and expose us to interest rate risk. If interest rates rise, our debt service obligations on any borrowings under the 2023 Revolving Credit Facility will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming that the $500.0 million 2023 Revolving Credit Facility was fully drawn, each 0.125% change in interest rates would result in an approximate change of $0.6 million in annual interest expense on the borrowings under the 2023 Revolving Credit Facility.
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
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb. As of December 31, 2024, Refinitiv controls approximately 89.9% of the combined voting power of our common stock as a result of its ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders and its ownership of our Class C common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as Refinitiv continues to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by Refinitiv. Even when Refinitiv ceases to own shares of our common stock representing a majority of the combined voting power, for so long as Refinitiv continues to own a significant percentage of our common stock, Refinitiv will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its combined voting power. Accordingly, for such period of time, Refinitiv will continue to have significant influence with respect to our management, business plans and policies. In particular, Refinitiv is able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
LSEG, including Refinitiv, engages in a broad spectrum of activities. In the ordinary course of its business activities, Refinitiv may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of Refinitiv, any of its affiliates (including LSEG) or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Refinitiv also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Refinitiv may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

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
For example, as of December 31, 2024, we recorded a liability of $372.8 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were subsequently exchanged by Continuing LLC Owners. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC

Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
As of January 31, 2025, we have an aggregate of 883,836,037 shares of Class A common stock authorized but unissued, including approximately 120,006,730 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by Refinitiv and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, as applicable, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).
We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition or investment, or the perception that such sales or distributions could occur, may result in dilution to holders of shares of Class A common stock and cause the market price of our Class A common stock to decline.
The market price of our Class A common stock may be highly volatile.
The market price and trading volumes of our Class A common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price and trading volume of our Class A common stock:
•negative trends in global economic conditions or activity levels in our industry, including the strength and direction of the U.S. and global economy and banking industry;
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
•economic, political, social, legal and regulatory factors unrelated to our performance, including as a result of the new U.S. administration and Congress;
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock, impair our ability to raise capital through the sale of additional equity securities or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of January 31, 2025, we have 116,163,963 outstanding shares of Class A common stock and 120,006,730 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests held by Continuing LLC Owners or exchange of shares of our Class B common stock.
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
On December 5, 2022, our board of directors approved a share repurchase program with an indefinite term under which the Company may purchase up to $300 million of its Class A common stock (the “2022 Share Repurchase Program”). As of December 31, 2024, $179.9 million remained available for purchase under the 2022 Share Repurchase Program. Pursuant to the 2022 Share Repurchase Program, the Company may repurchase its Class A common stock from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs, or pursuant to Rule 10b-18 or Rule 10b5-1 plans. The 2022 Share Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The 2022 Share Repurchase Program has no termination date, may be suspended or discontinued at any time and does not obligate the company to acquire any amount of Class A common stock, and our board of directors may not authorize any increases to or extensions of the 2022 Share Repurchase Program or any new repurchase program in the future.
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
In addition, repurchases of shares of our Class A common stock pursuant to the 2022 Share Repurchase Program could affect our stock price and increase its volatility. For example, the existence of the 2022 Share Repurchase Program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our Class A common stock. Our repurchases may also not enhance stockholder value because the stock price of our Class A common stock may decline below the prices at which we repurchased shares and short-term stock price fluctuations could reduce the program’s effectiveness. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance or pursue our business strategies.

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
Risk Management and Strategy
We operate in an environment where cybersecurity risk is dynamic and evolving. We are committed to appropriately managing and minimizing the impact of cybersecurity risk on the achievement of our business objectives. We view cybersecurity risk management as a fundamental business process essential to our overall success. As such, we have integrated our cybersecurity program into our comprehensive Risk Framework, which is in place to support the management and oversight of risk across our organization. The Risk Framework establishes a consistent approach for identifying, assessing, measuring, mitigating, and reporting on material risks, including cybersecurity risks. The Risk Framework is composed of process components such as risk governance, risk identification and assessment, risk measurement, risk response and remediation and risk analysis and reporting.
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
•conducting thorough security assessments of third-party vendors and service providers on an ongoing basis; and
•continuous monitoring of our and third-party systems.
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
We have not been a victim of a cyber attack or other cybersecurity incident that has had a material impact on us, our business strategy, results of operations or financial condition; however, we have from time to time experienced non-significant cybersecurity events, including attempted denial of service attacks, malware infections, phishing, subversion of internal security controls and other information technology events that are typical for an electronic financial services company of our size. An actual, threatened or perceived cyber attack or breach of our security could materially affect us, including our business strategy, results of operations and financial condition in many ways, including through the loss of clients or client confidence, expenditure of significant costs to repair system, network or infrastructure damages as well as to protect against future cyber attacks, security breaches or harm and potential litigation or other claims or actions, including from regulatory agencies. These risks extend to the third parties we rely on to provide certain services, including technology services, to us. Please see Part I, Item 1A. —“Risk Factors—Risks Relating to the Operation and Performance of Our Business—We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.” For additional information regarding risks related to cybersecurity threats, see also Part I, Item 1A. – “Risk Factors — Risks Relating to Cybersecurity and Intellectual Property Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber attacks could harm our business, reputation and results of operations” and “— Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platforms or solutions could materially harm our business and reputation.”
Governance
Role of our Board of Directors
The Board of Directors of Tradeweb Markets Inc. exercises direct oversight of the strategic risks to the Company. The Audit and Risk Committee of the Board reviews guidelines and policies governing the process by which senior management assesses and manages our exposure to risk, including our major financial and operational risk exposures including those derived from cybersecurity risk, and the steps management takes to monitor and control such exposures. Our Board and our Audit and Risk Committee each receive periodic reports from our Chief Information Security Officer, Chief Risk Officer and Chief Administrative Officer to assess key cybersecurity risks for the Company and the measures implemented to mitigate them, as well as updates regarding changes to our cybersecurity risk profile or newly identified significant risks. In addition, the Audit and Risk Committee reports to the Board on these matters at each regularly scheduled Board meeting. The Board and Audit and Risk Committee provide feedback and recommendations accordingly.

Role of Management
We operate on a “three lines of defense” risk governance model, with partnership and communication across the three lines. The first line of defense is comprised of the business and technology managers, the second line of defense is comprised of the Compliance, Risk and Information Security teams and the third line of defense is comprised of the Internal Audit function. The second and third lines of defense focus on providing the first line of defense with advisory and assurance functions for informed and actionable risk-based decisions. The Enterprise Risk Committee (the “ERC”) is chaired by our Chief Risk Officer and includes our Chief Technology Officer, General Counsel, Chief Administrative Officer, Global Head of Enterprise Risk, Chief Information Security Officer, Head of Global Compliance, Global Head of Human Resources, Head of Internal Audit and various global heads of business lines and corporate functions. The ERC is responsible for the governance and oversight of our Risk Framework, which includes cybersecurity risks. Its responsibilities include, supervising risk mitigation strategies and their implementation, overseeing compliance and regulatory aspects, managing crises, approving risk tolerance, reviewing and approving material policy changes and evaluating the effectiveness of the organization’s risk management practices. The ERC regularly obtains reports from the Chief Information Security Officer who maintains the primary responsibility for assessing and managing the cybersecurity risks, to evaluate the principal cybersecurity risks for the Company and review strategies in place to mitigate them. The ERC meets quarterly and reports to senior management, including the Chief Executive Officer and Chief Financial Officer. Senior management provides oversight and support in aligning cyber risk management with the Company’s strategic decisions, fostering a culture of risk awareness across the organization and allocating adequate resources to support the initiatives.
Our Chief Information Security Officer leads a highly qualified cybersecurity team in assessing, managing and reducing material risks from cybersecurity threats to protect critical operations and delivery of service. Our Chief Information Security Officer has over 25 years of industry experience, with more than a decade of CISO experience at various financial institutions. Many members of the cybersecurity team hold Certified Information Systems Security Professional and Certified Information Systems Auditor certifications. In addition, our Global Head of Enterprise Risk has more than a decade of experience managing enterprise risk programs and maintains multiple information security certifications. We also belong to several professional and recognized industry organizations related to cybersecurity, including FS-ISAC, FCA Cyber Coordination Group and SIFMA in order to stay up-to-date on industry-wide trends.
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2024, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	41,062	9/30/2025	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	3/1/2030	Office Space
In June 2024, we signed a lease for our headquarters in New York that is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.
We also rent offices in Boston, Massachusetts, Garden City, New York, Somerset, New Jersey, Miami, Florida, Chicago, Illinois, Golden, Colorado, Walnut Creek, California, Amsterdam, Netherlands, Paris, France, Milan, Italy, Shanghai, China, Hong Kong, China, Singapore, Tokyo, Japan, Sydney, Australia, Dubai, United Arab Emirates, Mumbai, India and Sao Paolo, Brazil.
Our infrastructure operates out of third-party data centers in Secaucus, New Jersey, Weehawken, New Jersey, Piscataway, New Jersey, Chicago, Illinois, Alpharetta, Georgia and Aurora, Colorado and, outside the United States, in Hounslow, United Kingdom, Slough, United Kingdom, Saitama, Japan, Tokyo, Japan and Sydney, Australia.
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
Defendants filed motions to dismiss in February 2018, including a separate motion to dismiss filed by the Tradeweb Parties. The cases were dismissed in March 2021, with the Court granting the Plaintiffs leave to further amend the complaint by no later than May 14, 2021. The Plaintiffs filed an amended complaint on or about May 14, 2021, and the Company served its motion to dismiss the amended compliant on June 14, 2021. By order dated March 31, 2022, the Court granted the Company’s motion and dismissed all of the claims against it in the amended complaint. The Court also denied the Plaintiffs’ request for leave to file a further amended complaint. On April 28, 2022, the Plaintiffs filed a Notice of Appeal of the decision and filed their opening brief on the appeal in the United States Court of Appeals for the Second Circuit on August 18, 2022. The Company filed its brief in response on November 17, 2022. Plaintiffs filed their brief in reply in further support of their appeal on December 14, 2022. Oral argument in the appeal was held on October 3, 2023, and by order and opinion issued on February 1, 2024, the Second Circuit affirmed the District Court’s order dismissing all claims against all defendants, including the claims against the Company. All deadlines for any further avenues of appeal have expired and we consider the matter closed.

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
Holders
As of December 31, 2024, there are five holders of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our Class C common stock and 12 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Such shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for The Depository Trust Company, who is considered to be one of the five holders of record of our Class A common stock.
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.12 per share. The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, the Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. Because Tradeweb must pay taxes and make payments under the Tax Receivable Agreement, amounts ultimately distributed as dividends to holders of our Class A common stock or Class B common stock are expected to be less than the amounts distributed by TWM LLC to its members on a per LLC Interest basis. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
During 2024, Tradeweb Markets Inc. paid quarterly cash dividends of $0.10 per share, in an aggregate amount of $85.2 million, to the holders of Class A common stock and Class B common stock.

Recent Sales of Unregistered Securities
Not applicable.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
October 1, 2024 – October 31, 2024	—	—	—	$214,790
November 1, 2024 – November 30, 2024	128,840	131.49	128,840	$197,848
December 1, 2024 – December 31, 2024	135,280	132.69	135,280	$179,898
Total	264,120	$132.11	264,120
(1)On December 5, 2022, we announced that our board of directors authorized the 2022 Share Repurchase Program, after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under the Company’s previous program in February 2021. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.
Each share of Class A common stock repurchased pursuant to the 2022 Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”). During the three months ended December 31, 2024, the Company withheld 11,622 shares of Class A common stock in connection with such exercises and vesting of stock awards.

Stock Performance Graph
The following graph shows a comparison of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index, in each case for the past five years. The figures in this graph assume an initial investment of $100 in our Class A common stock and in each index on December 31, 2019, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Total Return Performance
$350
$300
$250
$200
$150
$100
$50
Index Value
Tradeweb Markets Inc.
S&P 500
Dow Jones US Financials Index
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

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
The following discussion includes a comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2024 and 2023, respectively. A comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2023 and December 31, 2022 may be found in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a leader in building and operating electronic marketplaces for our global network of more than 3,000 clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale, retail and corporates client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporations. Our marketplaces facilitate trading across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients in over 85 countries with offices in North America, South America, Europe, Australia, Asia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new platforms and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data and analytics.
Our institutional client sector serves institutional investors in over 85 countries around the globe and across over 30 currencies. We connect institutional investors with pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.
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
In our corporates client sector, we provide comprehensive investment technology and research solutions tailored to the needs of corporate treasury organizations globally. These solutions enable efficient trading of institutional money market funds and other short-term investments. We expanded into the corporate client sector through our acquisition of ICD on August 1, 2024. The addition of ICD to our network broadened our product suite, further diversified our client and revenue base and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.
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
In connection with the acquisition closing, Tradeweb Markets Inc. (the “Corporation”) issued and sold 41,705 shares of Class A common stock, with a grant date fair value of $4.7 million, to an equityholder of the ICD seller, who was also an employee of ICD and is currently an employee of the Company, which shares of Class A common stock were issued and sold as restricted stock (“RSAs”). The RSAs issued are subject to a two-year vesting period and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into non-cash stock-based compensation expense over the two-year service period required subsequent to the acquisition date, with such special stock-based compensation amortization expense excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when it is recorded as expense.
Cash paid at closing, net of cash acquired and net of the proceeds from the sale of the RSAs, totaled $773.8 million, of which $770.9 million was determined to be consideration transferred for the business combination, $1.4 million was expensed during the year ended December 31, 2024 and $1.4 million was recorded as a prepaid asset, to be expensed over a two-year period. Both of these purchase price amounts that were or will be expensed are considered merger and acquisition transaction and integration costs and will be excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when recorded as expense.
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
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. Our ICD portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”) (collectively referred to herein as “money market funds”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting.
As part of Tradeweb, our goal is to provide a comprehensive solution for corporate treasurers and asset managers worldwide to manage short-term liquidity needs, including future plans to provide ICD clients with the ability to manage short-term liquidity needs and FX risk, as well as optimize yield and duration via our existing suite of products and partnerships. ICD clients will retain the ability to fully integrate their workflows with leading third-party treasury management and accounting systems and ICD’s portfolio analytics solution. In addition to plans to cross-sell our products to ICD’s clients, we also plan to leverage our international presence with the aim to accelerate growth and expansion, including by offering money market funds to our existing network of clients globally.
From the date of the ICD Acquisition through December 31, 2024, ICD revenues of $43.2 million and operating income of $2.1 million, including $18.4 million of depreciation and amortization from acquired assets, were included in our consolidated statements of income for the year ended December 31, 2024. See Note 4 – Acquisitions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details of this acquisition.

r8fin
On January 19, 2024, we completed our acquisition of r8fin (the “r8fin Acquisition”) in exchange for total consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the acquisition date at $36.7 million.
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (“EMS”) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (“CLOB”), Tradeweb Request-for-Quote (“RFQ”) and Tradeweb Automated Intelligent Execution (“AiEX”) offerings, creating a valuable and broad-based approach to trading U.S. Treasuries and related futures trading. The r8fin Acquisition is not material to our consolidated financial statements and did not have a significant impact to our results of operations for the year ended December 31, 2024. See Note 4 – Acquisitions to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details.
Organizational Changes
On June 20, 2024, we announced organizational changes to optimize operations for continued growth. As part of those organizational changes, Amy Clack joined the Company in August 2024 as Chief Administrative Officer and a member of the Executive Committee, overseeing operations, business integration, risk and corporate services. In addition, Thomas Pluta, our former President, left the Company and the board of directors, effective September 30, 2024. Effective in January 2025, we also named Enrico Bruni and Troy Dixon to the newly created roles of Co-Head of Global Markets. Mr. Dixon stepped down from serving on our board of directors, effective December 31, 2024, in anticipation of his new role as a member of our Executive Committee.
During the year ended December 31, 2024, we incurred $2.9 million in incremental compensation expense related to a cash severance payment to be paid to Mr. Pluta in accordance with the Company’s Executive Severance Policy with respect to Mr. Pluta’s departure in September 2024, all recorded during the three months ended June 30, 2024. As of June 17, 2024, there was also approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that were accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represented regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represented accelerated stock-based compensation expense that was excluded from our non-GAAP financial measures of Adjusted EBITDA and Adjusted Net Income when it was recorded as expense during the year ended December 31, 2024. See “Non-GAAP Financial Measures” below for further details.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2025 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes, including the recent change in U.S. administration and Congress, which may lead to material changes to prior laws, rules and regulations, guidance and enforcement stances and concerns with respect to the banking industry, including as a result of any bank failures.
Because the majority of our financial assets are short-term in nature, they are not significantly affected by inflation. However, the rate of inflation may affect our expenses, such as employee compensation and benefits, technology and communication expenses and occupancy costs, which may not be readily recoverable in the prices of our services. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Annual Report on Form 10-K. To the extent inflation, along with other factors, continues to result in elevated interest rates and has other adverse effects on the securities markets and the overall economy, it may adversely affect our results of operations and financial condition.
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

Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. – “Business – Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States and abroad may be subject to future legislative and regulatory changes driven by U.S. and global issues and priorities, including the recent change in U.S. administration and Congress, which may lead to material changes to prior laws, rules and regulations, guidance and enforcement stances. The impact of any changes in the legal or regulatory landscape on us and our operations remains uncertain. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations.
Competitive Environment
We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platforms. Our ability to compete is influenced by key factors such as (i) developments in trading platforms and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platforms, (v) our ability to hire and retain talent and (vi) our ability to pursue strategic acquisitions and alliances and (vii) our ability to maintain the security of our platforms and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices. See Part I, Item 1. – “Business – Competition” for more detail on our competitors.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency and Derivative Risk” elsewhere in this Annual Report on Form 10-K, for the change in revenue and operating income caused by fluctuations in foreign currency rates and realized and unrealized gains/losses from foreign currency during the years ended December 31, 2024, 2023 and 2022.

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
On August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the years ended December 31, 2024 and 2023. The Company is subject to the current 15% CAMT. However, it is not expected to have a material impact on the Company’s effective tax rate. The IRA also has not had an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
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
For variable transaction fees and commissions, we charge clients based on the mix of products traded and the volume of transactions executed. Transaction volume is determined by using a measure of the notional volume of the products traded, a count of the number of trades or, in the case of the ICD Portal, the client’s average daily balance (“ADB”) invested in the money market funds during a calendar month. Because transaction fees and commissions are sometimes subject to plans with tiered pricing based on product mix, volume, monthly minimums and monthly maximum fee caps, average variable fees per million dollars of volume traded generated for a client may vary each month depending on the mix of products and volume traded. Furthermore, because transaction fees and commissions vary by geographic region, product type and trade size, our revenues may not correlate with volume growth.

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
Operating Expenses
Employee Compensation and Benefits
Employee compensation and benefits expense consists of wages, employee benefits, bonuses, commissions, stock-based compensation cost and related taxes. Factors that influence employee compensation and benefits expense include revenue and earnings growth, hiring or acquiring new employees and trading activity which generates broker commissions. We expect employee compensation and benefits expense to increase as we hire or acquire additional employees to support revenue and earnings growth. As a result, employee compensation and benefits can vary from period to period.
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
Occupancy
Occupancy expense consists of operating lease rent and related costs for office space and data centers leased in North America, South America, Europe, Australia, Asia and the Middle East. We expect occupancy expense to increase as our space needs grow in line with our global expansion.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of December 31, 2024, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Years Ended December 31, 2024 and December 31, 2023
The following table sets forth a summary of our statements of income for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,725,949	$1,338,219	$387,730	29.0%
Total expenses	1,047,921	832,950	214,971	25.8%
Operating income	678,028	505,269	172,759	34.2%
Tax receivable agreement liability adjustment	7,730	(9,517)	17,247	(181.2)%
Interest income	74,037	67,397	6,640	9.9%
Interest expense	(4,279)	(2,047)	(2,232)	109.0%
Other income (loss), net	(1,114)	(13,122)	12,008	(91.5)%
Income before taxes	754,402	547,980	206,422	37.7%
Provision for income taxes	(184,439)	(128,477)	(55,962)	43.6%
Net income	569,963	419,503	150,460	35.9%
Less: Net income attributable to non-controlling interests	68,456	54,637	13,819	25.3%
Net income attributable to Tradeweb Markets Inc.	$501,507	$364,866	$136,641	37.4%
Revenues
Our revenues for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,423,547	82.5%	$1,078,344	80.6%	$345,203	32.0%
Subscription fees (1)	288,804	16.7	248,308	18.6	40,496	16.3%
Other	13,598	0.8	11,567	0.9	2,031	17.6%
Total revenue	$1,725,949	100.0%	$1,338,219	100.0%	$387,730	29.0%

Components of total revenue growth:
Constant currency change (2)						29.0%
Foreign currency impact						—%
Total revenue growth						29.0%
(1)Subscription fees for the years ended December 31, 2024 and 2023 include $82.1 million and $64.3 million, respectively, of LSEG market data fees.
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

Our strong results for the year ended December 31, 2024 reflected significant organic growth and solid contributions from our recent acquisitions of ICD, r8fin and Yieldbroker. We remained focused on and grew market share while also benefiting from rates market volatility around central bank moves and broad-based volume growth, which underscored our sustained momentum across asset classes. The primary driver of the $387.7 million increase in revenue was related to a $345.2 million increase in transaction fees and commissions to $1.4 billion for the year ended December 31, 2024 from $1.1 billion for the year ended December 31, 2023, primarily due to higher revenues for rates derivatives products, U.S. and European corporate bonds, U.S., European and other government bonds, repurchase agreements and mortgages, as well as the basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal for the five months in 2024 subsequent to the ICD acquisition closing.
Our total revenue by asset class for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$904,938	$695,434	$209,504	30.1%
Credit	459,040	367,394	91,646	24.9%
Equities	104,184	95,295	8,889	9.3%
Money Markets	115,220	63,010	52,210	82.9%
Market Data	118,020	94,074	23,946	25.5%
Other	24,547	23,012	1,535	6.7%
Total revenue	$1,725,949	$1,338,219	$387,730	29.0%
Our variable and fixed revenues by asset class for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2024		2023		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$660,438	$244,500	$462,132	$233,302	$198,306	$11,198	42.9%	4.8%
Credit	423,708	35,332	338,981	28,413	84,727	6,919	25.0%	24.4%
Equities	94,964	9,220	86,003	9,292	8,961	(72)	10.4%	(0.8)%
Money Markets	98,216	17,004	45,830	17,180	52,386	(176)	114.3%	(1.0)%
Market Data	457	117,563	268	93,806	189	23,757	70.5%	25.3%
Other	981	23,566	—	23,012	981	554	N/M	2.4%
Total revenue	$1,278,764	$447,185	$933,214	$405,005	$345,550	$42,180	37.0%	10.4%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $209.5 million or 30.1% to $904.9 million for the year ended December 31, 2024 compared to $695.4 million for the year ended December 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, U.S., European and other government bonds and mortgages.
Credit. Revenues from our credit asset class increased by $91.6 million or 24.9% to $459.0 million for the year ended December 31, 2024 compared to $367.4 million for the year ended December 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds and credit derivatives products, as well as an increase in fixed subscription fees.

Equities. Revenues from our equities asset class increased by $8.9 million or 9.3% to $104.2 million for the year ended December 31, 2024 compared to $95.3 million for the year ended December 31, 2023 primarily due to higher variable transaction fees and commissions on higher trading volumes for European ETFs and equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $52.2 million or 82.9% to $115.2 million for the year ended December 31, 2024 compared to $63.0 million for the year ended December 31, 2023 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal, as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Market Data. Revenues from our market data asset class increased by $23.9 million or 25.5% to $118.0 million for the year ended December 31, 2024 compared to $94.1 million for the year ended December 31, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective as of November 1, 2023, as well as an increase in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $1.5 million or 6.7% to $24.5 million for the year ended December 31, 2024 compared to $23.0 million for the year ended December 31, 2023.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$1,035,775	$797,038	$238,737	30.0%
Wholesale	385,673	312,586	73,087	23.4%
Retail	143,247	134,521	8,726	6.5%
Corporates	43,234	—	43,234	N/M
Market Data	118,020	94,074	23,946	25.5%
Total revenue	$1,725,949	$1,338,219	$387,730	29.0%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $238.7 million or 30.0% to $1.0 billion for the year ended December 31, 2024 from $797.0 million for the year ended December 31, 2023. The increase was derived primarily from higher revenues for rates derivatives products, U.S. and European corporate bonds and U.S., European and other government bonds.
Wholesale. Revenues from our wholesale client sector increased by $73.1 million or 23.4% to $385.7 million for the year ended December 31, 2024 from $312.6 million for the year ended December 31, 2023. The increase was derived primarily from higher revenues for U.S. government bonds, including positive contributions from r8fin, as well as higher revenues for U.S. and European corporate bonds, rates derivatives products and repurchase agreements.
Retail. Revenues from our retail client sector increased by $8.7 million or 6.5% to $143.2 million for the year ended December 31, 2024 from $134.5 million for the year ended December 31, 2023. The increase was derived primarily from higher revenues for U.S. corporate bonds, municipals and structured products.
Corporates. Revenues from our corporates client sector were $43.2 million for the year ended December 31, 2024. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal for the five months subsequent to the acquisition closing. See “—Trends and Other Factors Impacting Our Performance—Acquisitions,” above for further details about this acquisition.
Market Data. Revenues from our market data client sector increased by $23.9 million or 25.5% to $118.0 million for the year ended December 31, 2024 from $94.1 million for the year ended December 31, 2023. The increase was derived primarily from increased LSEG market data fees from our market data agreement that was amended effective as of November 1, 2023, as well as an increase in proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the years ended December 31, 2024 and 2023, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$1,060,697	$850,338	$210,359	24.7%
International	665,252	487,881	177,371	36.4%
Total revenue	$1,725,949	$1,338,219	$387,730	29.0%
U.S. Revenues from U.S. clients increased by $210.4 million or 24.7% to $1.1 billion for the year ended December 31, 2024 from $850.3 million for the year ended December 31, 2023 primarily due to higher revenues for U.S. corporate bonds, U.S. government bonds, rates derivatives products, market data and money markets, including contributions from ICD.
International. Revenues from International clients increased by $177.4 million or 36.4% to $665.3 million for the year ended December 31, 2024 from $487.9 million for the year ended December 31, 2023 primarily due to higher revenues for rates derivatives products, European and other government bonds, European corporate bonds, market data and money markets, including contributions from ICD.
Operating Expenses
Our expenses for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$592,690	$460,305	$132,385	28.8%
Depreciation and amortization	219,999	185,350	34,649	18.7%
Technology and communications	98,568	77,506	21,062	27.2%
General and administrative	56,317	51,495	4,822	9.4%
Professional fees	60,132	42,364	17,768	41.9%
Occupancy	20,215	15,930	4,285	26.9%
Total expenses	$1,047,921	$832,950	$214,971	25.8%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $132.4 million or 28.8% to $592.7 million for the year ended December 31, 2024 from $460.3 million for the year ended December 31, 2023. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonuses and benefits to support our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $34.6 million or 18.7% to $220.0 million for the year ended December 31, 2024 from $185.4 million for the year ended December 31, 2023. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD, r8fin and Yieldbroker acquisitions on August 1, 2024, January 19, 2024 and August 31, 2023, respectively.
Technology and Communications. Expenses related to technology and communications increased by $21.1 million or 27.2% to $98.6 million for the year ended December 31, 2024 from $77.5 million for the year ended December 31, 2023. The increase was primarily due to investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $4.8 million or 9.4% to $56.3 million for the year ended December 31, 2024 from $51.5 million for the year ended December 31, 2023. The increase was primarily due to increases in travel, marketing and recruiting costs to support our continued growth. These increases were offset by an $11.3 million increase in foreign exchange gains during the year ended December 31, 2024 compared to the year ended December 31, 2023. Realized and unrealized foreign currency gains totaled $10.4 million during the year ended December 31, 2024 as compared to $0.8 million in losses during the year ended December 31, 2023. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement losses on transactions in nonfunctional currencies.
Professional Fees. Expenses related to professional fees increased by $17.8 million or 41.9% to $60.1 million for the year ended December 31, 2024 from $42.4 million for the year ended December 31, 2023. The increase was primarily due to an increase in professional fees related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $4.3 million or 26.9% to $20.2 million for the year ended December 31, 2024 as compared to $15.9 million for the year ended December 31, 2023. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment was $7.7 million of income for the year ended December 31, 2024 compared to $9.5 million of expense for the year ended December 31, 2023, due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition primarily as a result of changes to tax legislation and tax rates in various jurisdictions, which impacted our estimated future tax savings.
Interest Income
Interest income increased by $6.6 million to $74.0 million for the year ended December 31, 2024 from $67.4 million for the year ended December 31, 2023 primarily due to increases in interest rates and our average invested cash balance period over period.
Interest Expense
Interest expense increased by $2.2 million to $4.3 million for the year ended December 31, 2024 from $2.0 million for the year ended December 31, 2023 primarily due to interest expense incurred on payments due under the Tax Receivable Agreement.
Other Income (Loss), Net
Other loss decreased by $12.0 million to a $1.1 million loss for the year ended December 31, 2024 from a $13.1 million loss for the year ended December 31, 2023. During the year ended December 31, 2024, we recognized a $1.3 million loss due to the impairment of a minority equity investment, which was partially offset by a $0.2 million unrealized gain relating to the increase in fair value of our Canton Coin holdings during the year ended December 31, 2024. During the year ended December 31, 2023, we recognized a $11.1 million loss due to the impairment of a minority equity investment and a $1.3 million loss in connection with unwinding the out-of-the-money foreign currency call option entered into in order to partially mitigate the foreign currency exposure on the payment of the purchase price for the Yieldbroker Acquisition. During the year ended December 31, 2023, we also recognized a $0.7 million loss due to a net reduction in the tax indemnification receivables from Refinitiv relating to the settlement of the tax matter for less than the previously estimated amount.
Income Taxes
Income tax expense increased by $56.0 million or 43.6% to $184.4 million for the year ended December 31, 2024 from $128.5 million for the year ended December 31, 2023. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2024 was approximately 24.4%, compared with 23.4% for the year ended December 31, 2023. The effective tax rate for the years ended December 31, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interests.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the years ended December 31, 2024 and 2023. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.

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
As of December 31, 2024 and 2023, we had cash and cash equivalents of approximately $1.3 billion and $1.7 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” elsewhere in this Annual Report on Form 10-K.
Factors Influencing Our Liquidity and Capital Resources
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.12 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.
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
Cash Dividends
On February 6, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the first quarter of 2025. This dividend will be payable on March 17, 2025 to stockholders of record as of March 3, 2025. The February 2025 dividend declaration of $0.12 represents a 20.0% per share increase from our 2024 quarterly dividend of $0.10. During 2024, Tradeweb Markets Inc. paid quarterly cash dividends of $0.10 per share to holders of Class A common stock and Class B common stock in an aggregate amount totaling $85.2 million.
Cash Distributions
On February 6, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $75.8 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 3, 2025, payable on March 13, 2025.
During 2024, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $283.9 million, including distributions to Tradeweb Markets Inc. of $256.2 million and distributions to non-controlling interests of $27.8 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, the board of directors authorized the 2022 Share Repurchase Program, after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the year ended December 31, 2024, the Company acquired a total of 478,915 shares of Class A common stock, at an average price of $125.07, for purchases totaling $59.9 million, pursuant to the 2022 Share Repurchase Program. As of December 31, 2024, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
Other Share Repurchases
In addition to the share repurchase programs discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs, RSUs and performance-based restricted stock units that vest based on market conditions (“PSUs”).
During the year ended December 31, 2024, the Company withheld 485,745 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $98.72 and an aggregate value of $48.0 million based on the price of the Class A common stock on the date the relevant withholding occurred.

Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of December 31, 2024, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $372.8 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
Liabilities under the Tax Receivable Agreement include amounts to be paid to Continuing LLC Owners, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. The Company is subject to CAMT, which has impacted the estimated period in which the payments will be made, as reflected in the payment schedule below. As of December 31, 2024, we had the following obligations expected to be paid pursuant to the Tax Receivable Agreement. We may choose, at our discretion, to make estimated payments ahead of contractual due dates in an effort to reduce interest expense payable on the current liability and as a result, timing of actual payments may differ from the schedule below.

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(dollars in thousands)
Tax receivable agreement liability	$372,839	$3,981	$99,245	$94,596	$175,017
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
Indebtedness
As of December 31, 2024 and 2023, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into the 2023 Revolving Credit Facility with a syndicate of banks, which replaced its secured credit facility entered into on April 8, 2019. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions.
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
As of December 31, 2024, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding. As of December 31, 2024, we had availability of $499.5 million.
Borrowings under the 2023 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 0.25% to 0.75%, or (b) a rate equal to (i) in the case of borrowings in US Dollars, Term SOFR plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (ii) in the case of borrowings in Sterling, SONIA subject to a 0.00% floor, and (iii) in the case of borrowings in Euros, EURIBOR, subject to a 0.00% floor, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 1.25% to 1.75%. The agreement that governs the 2023 Revolving Credit Facility also includes a commitment fee of 0.25% for available but unborrowed amounts. We are also required to pay customary letter of credit fees and agency fees.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Term SOFR, SONIA and EURIBOR loans. There will be no scheduled amortization under the 2023 Revolving Credit Facility. The principal amount outstanding will be due and payable in full at maturity.
The 2023 Revolving Credit Facility is unsecured and as of December 31, 2024, obligations under the 2023 Revolving Credit Facility are not guaranteed by any of the Company’s subsidiaries.
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
As of December 31, 2024, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through March 2030. In addition, in June 2024, we signed a lease for our new headquarters in New York City that is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years. In August 2024, the existing lease for our current New York City headquarters was extended through September 2025.
As of December 31, 2024, our operating lease liabilities totaled $35.7 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $13.4 million and $25.7 million, respectively. In addition, we are obligated on long-term future minimum lease payments of $159.2 million for a lease signed but not yet commenced as of December 31, 2024.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. Excluding cash paid at closing for acquisitions, we expect total cash paid for capital expenditures and software development costs for fiscal year 2025 to be between $99 million and $109 million, compared to expenditures of $88.9 million and $61.8 million in fiscal years 2024 and 2023, respectively, with the midpoint of our 2025 capital expenditure guidance up 17% versus fiscal year 2024 primarily due to anticipated capitalized spend associated with our global headquarters relocation. Excluding the 2024 and 2025 one-time spend, the mid-point growth is projected to be approximately 3% higher year over year.

Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2024 and 2023, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $83.0 million and $76.7 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
Prior to November 2023, we had used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. Under that arrangement, ICBC submitted our trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly we have experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of December 31, 2024, we recorded a $67.8 million receivable and payable from/to brokers and dealers and clearing organizations related to failed settlement transactions. All of the failed settlement transactions outstanding as of December 31, 2024 were fully settled during January 2025. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
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

Our working capital as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023

	(dollars in thousands)
Cash and cash equivalents	$1,340,302	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	67,805	381,178
Deposits with clearing organizations	54,702	36,806
Accounts receivable	222,268	168,407
Receivable and due from affiliates	8,094	192
Total current assets	1,694,171	2,294,051
Securities sold under agreements to repurchase	—	21,612
Payable to brokers and dealers and clearing organizations	67,816	351,864
Accrued compensation	222,959	164,329
Deferred revenue	30,800	25,746
Payable and due to affiliates	763	1,327
Current portion of:
Accounts payable, accrued expenses and other liabilities	94,620	56,878
Lease liabilities	11,963	11,347
Tax receivable agreement liability	3,981	26,804
Total current liabilities	432,902	659,907
Total working capital	$1,261,269	$1,634,144
Current Assets
Current assets decreased to $1.7 billion as of December 31, 2024 from $2.3 billion as of December 31, 2023 primarily due to a decrease in cash and cash equivalents as a result of the cash paid for the ICD Acquisition and a decrease in receivables from brokers and dealers and clearing organizations resulting from a decrease in unsettled wholesale platform transactions and a lower value of fails to deliver, all of which settled in January 2025. This decrease was partially offset by an increase in accounts receivable resulting from an increase in revenues and timing of collections. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities decreased to $432.9 million as of December 31, 2024 from $659.9 million as of December 31, 2023 primarily due to a decrease in payable to brokers and dealers and clearing organizations resulting from a decrease in unsettled wholesale platform transactions and a lower value of fails to receive, all of which settled in January 2025.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Net cash provided by operating activities	$897,741	$746,089	$632,822
Net cash used in investing activities	(969,190)	(132,765)	(60,096)
Net cash used in financing activities	(290,261)	(168,174)	(276,703)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,456)	4,089	(10,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(366,166)	$449,239	$285,181
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
Net cash provided by operating activities for the year ended December 31, 2024 was $897.7 million, an increase of $151.7 million as compared to the year ended December 31, 2023, primarily driven by an increase in net income and other net changes in working capital, partially offset by an increase in cash paid for income taxes.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $969.2 million for the year ended December 31, 2024, which consisted of $860.1 million of total net cash paid for the acquisitions of ICD and r8fin (net of cash acquired), $47.9 million of capitalized software development costs, $41.0 million of purchases of furniture, equipment, purchased software and leasehold improvements and $20.2 million of cash paid for investments. Net cash used in investing activities was $132.8 million for the year ended December 31, 2023, which consisted of $69.7 million of total net cash paid for the Yieldbroker acquisition (net of cash acquired), $43.2 million of capitalized software development costs, $18.5 million of purchases of furniture, equipment, purchased software and leasehold improvements and $1.3 million of cash paid for a foreign currency call option, net of sales proceeds.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $290.3 million, and was primarily driven by $85.2 million in cash dividends to our Class A and Class B common stockholders, $77.0 million in payments made under our Tax Receivable Agreement, $59.1 million in share repurchases pursuant to our 2022 Share Repurchase Program, $41.3 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises and $27.8 million in distributions to non-controlling interest holders. Net cash used in financing activities for the year ended December 31, 2023 was $168.2 million, and was primarily driven by $75.9 million in cash dividends to our Class A and Class B common stockholders, $36.1 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises, $35.2 million in share repurchases pursuant to our 2022 Share Repurchase Program and $12.4 million in distributions to non-controlling interest holders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Cash flow from operating activities	$897,741	$746,089	$632,822
Less: Capitalization of software development costs	(47,909)	(43,235)	(36,882)
Less: Purchases of furniture, equipment and leasehold improvements	(40,960)	(18,529)	(23,214)
Free Cash Flow	$808,872	$684,325	$572,726
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
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. The value of all previously issued options was fully expensed as of March 31, 2024, however we will continue to incur payroll tax expense as previously issued options are exercised by the holders. For applicable periods, we also exclude the incremental non-cash accelerated stock-based compensation expense and related payroll taxes associated with former and/or departing executive officers. The accelerated stock-based compensation expense associated with our former CFO, retired CEO and former President was fully amortized on January 4, 2022, December 31, 2022 and September 30, 2024, respectively. We also exclude stock-based compensation expense associated with special equity awards granted to help ensure the retention of key employees during the integration of acquisitions. We believe it is useful to exclude these stock-based compensation expenses and, as applicable, associated payroll taxes because the amount of expense may not directly correlate to the underlying performance of our business and will vary across periods. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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
We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the normal recurring adjustments and other adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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
The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Net income	$569,963	$419,503	$359,613
Merger and acquisition transaction and integration costs (1)	22,823	8,042	1,069
Interest income	(74,037)	(67,397)	(13,712)
Interest expense	4,279	2,047	1,805
Depreciation and amortization	219,999	185,350	178,879
Stock-based compensation expense (2)	6,096	2,947	20,409
Provision for income taxes	184,439	128,477	77,520
Foreign exchange (gains) / losses (3)	(6,326)	(47)	4,409
Tax receivable agreement liability adjustment (4)	(7,730)	9,517	(13,653)
Other (income) loss, net	1,114	13,122	1,000
Adjusted EBITDA	$920,620	$701,561	$617,339
Less: Depreciation and amortization	(219,999)	(185,350)	(178,879)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	156,489	127,731	126,659
Adjusted EBIT	$857,110	$643,942	$565,119
Net income margin	33.0%	31.3%	30.3%
Adjusted EBITDA margin	53.3%	52.4%	51.9%
Adjusted EBIT margin	49.7%	48.1%	47.5%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the years ended December 31, 2024 and 2022, this adjustment also includes $2.7 million and $15.0 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President and our retired CEO. During the year ended December 31, 2024, this adjustment also includes $1.0 million of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
(3)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(4)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statement of financial condition as a result of, as applicable, changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(5)Represents intangible asset and acquired software amortization resulting from acquisitions and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

	Year Ended
	December 31,
	2024	2023	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	53.3%	52.4%	+91 bps	+80 bps
Adjusted EBIT margin	49.7%	48.1%	+154 bps	+143 bps
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
The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$2.33	$1.71	$1.48
Net income attributable to Tradeweb Markets Inc.	$501,507	$364,866	$309,338
Net income attributable to non-controlling interests (1)	68,456	54,637	50,275
Net income	569,963	419,503	359,613
Provision for income taxes	184,439	128,477	77,520
Merger and acquisition transaction and integration costs (2)	22,823	8,042	1,069
D&A related to acquisitions and the Refinitiv Transaction (3)	156,489	127,731	126,659
Stock-based compensation expense (4)	6,096	2,947	20,409
Foreign exchange (gains) / losses (5)	(6,326)	(47)	4,409
Tax receivable agreement liability adjustment (6)	(7,730)	9,517	(13,653)
Other (income) loss, net	1,114	13,122	1,000
Adjusted Net Income before income taxes	926,868	709,292	577,026
Adjusted income taxes (7)	(231,717)	(173,777)	(126,946)
Adjusted Net Income	$695,151	$535,515	$450,080
Adjusted Diluted EPS (8)	$2.92	$2.26	$1.90
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the years ended December 31, 2024 and 2022, this adjustment also includes $2.7 million and $15.0 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President and our retired CEO. During the year ended December 31, 2024, this adjustment also includes $1.0 million of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
(5)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statement of financial condition as a result of, as applicable, changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0%, 24.5% and 22.0%, applied to Adjusted Net Income before income taxes for the years ended December 31, 2024, 2023 and 2022, respectively.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the years ended December 31, 2024, 2023 and 2022:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Year Ended
	December 31,
	2024	2023	2022

Diluted weighted average shares of Class A and Class B common stock outstanding	214,924,763	212,668,808	208,400,040
Weighted average of other participating securities (1)	165,565	270,249	193,441
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,076,373	23,902,379	28,830,686
Adjusted diluted weighted average shares outstanding	238,166,701	236,841,436	237,424,167
Adjusted Net Income (in thousands)	$695,151	$535,515	$450,080
Adjusted Diluted EPS	$2.92	$2.26	$1.90
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
The most significant accounting estimates associated with both the ICD and r8fin acquisitions, which closed in August 2024 and January 2024, respectively, were the valuations of the acquired definite-lived intangible customer relationship assets (the “Customer Relationships”), which were valued as of the closing date of each respective acquisition, at a combined total of approximately $396.5 million, and the valuation of the developed technology, which were valued, as of the closing date of each respective acquisition, at a combined total of approximately $188.0 million. The majority of the residual total purchase price, which between the two acquisitions totaled $900.2 million, net of cash acquired, was primarily allocated to goodwill, which was measured at a combined total of approximately $334.6 million as of the closing date of each respective acquisition. We utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the respective closing date of each acquisition. Management is responsible for these valuations and appraisals.
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
For GAAP purposes, the Customer Relationships will be amortized over a useful life of 15 years for ICD and 13 years for r8fin and the developed technology acquired will be amortized over a useful life of eight years for ICD and seven years for r8fin. Any changes in the discount rate used for valuing the acquired assets or the estimated useful life used for amortization purposes could have a material impact on our consolidated statements of financial condition and consolidated statement of income. Any increases or decreases in the allocation of purchase price to Customer Relationships or the developed technology acquired, which are both amortizable assets, would be offset by a corresponding decrease or increase in goodwill, which is an indefinite-lived asset, not subject to amortization and as a result would impact the asset balances recorded on our consolidated statements of financial condition as well as the amortization expense recorded on our consolidated statements of income over the life of the acquired asset. Any changes in the estimated useful life of the assets would also impact timing of the reduction of the net balance of intangible assets or software development costs, net of accumulated amortization on our consolidated statements of financial condition and the timing of the recognition of amortization expense on our consolidated statements of income.
Revenue Recognition
We enter into contracts with our clients to provide a stand-ready connection to our electronic marketplaces, which facilitates the execution of trades by our clients. The access to our electronic marketplaces, includes market data and continuous pricing data refreshes and the processing and reporting of trades thereon, which are highly interrelated services. The stand-ready connection to our electronic marketplaces is considered a single performance obligation satisfied over time as the client simultaneously receives and consumes the benefit from our performance as access is provided. This performance obligation constitutes a series of services that are substantially the same in nature and are provided over time using the same measure of progress.
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
During each of the years ended December 31, 2024, 2023 and 2022, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2024, we granted 86,592 PSUs with a grant date fair value totaling $12.9 million, which will be amortized into expense on a straight-line basis through December 31, 2026. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 26.63% and a risk-free interest rate of 4.44%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the years ended December 31, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.
For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. On March 15, 2024, we granted 201,546 PRSUs at a weighted-average grant-date fair value of $104.66. For these awards, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of December 31, 2024, a 10% decrease in the expected final share payouts would decrease the expense for the year ended December 31, 2024 by $1.5 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2024, we have a $1.7 million valuation allowance on gross deferred tax assets totaling $644.9 million. As of December 31, 2023, we had no valuation allowance on gross deferred tax assets totaling $687.4 million. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022
% of revenue denominated in foreign currencies (1)	29%	28%	28%
% of operating expenses denominated in foreign currencies (2)	16%	16%	15%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the consolidated statements of income within general and administrative expense totaled a loss of $4.5 million, $1.6 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
	December 31,
	2024	2023	2022
Euros	$1.08	$1.08	$1.05
British pound sterling	$1.28	$1.24	$1.24
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the years ended December 31, 2024, 2023 and 2022:

	Year Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	December 31,
	2024	2023	2022
Increase (decrease) in revenue	$(1,400)	$6,300	$(38,300)
Increase (decrease) in operating income	$(4,300)	$6,100	$(26,200)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	December 31,
		2024		2023		2022
All currencies
Effect of 10% change on revenue	+/-	$55,800	+/-	$41,800	+/-	$36,400
Effect of 10% change on operating income	+/-	$36,600	+/-	$27,000	+/-	$23,800
Euros
Effect of 10% change on revenue	+/-	$48,500	+/-	$37,500	+/-	$33,300
Effect of 10% change on operating income	+/-	$46,900	+/-	$35,600	+/-	$32,100
British pound sterling
Effect of 10% change on revenue	+/-	$2,900	+/-	$1,700	+/-	$1,400
Effect of 10% change on operating income	+/-	$10,800	+/-	$8,700	+/-	$8,500
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
As of December 31, 2024 and 2023, the notional amount of our foreign currency forward contracts was $238.2 million and $192.9 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled a gain of $15.0 million, $0.8 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of December 31, 2024 and 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of December 31, 2024 and 2023, the allowance for credit losses with regard to these receivables totaled $0.4 million and $0.3 million, respectively.
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
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. As between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

◦Evaluating the Company’s analyses supporting its conclusions, in the context of the Company’s specific structure, as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset related to the tax basis step-up received in connection with the Company’s equity public offerings. We considered whether permanent and temporary differences had been appropriately identified by evaluating the Company’s trial balance and transactions and applying tax specialists’ knowledge of tax laws and the Company’s business. We also tested that the tax rates used to measure the deferred tax assets and liabilities were appropriate in accordance with Federal and state tax laws.

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

/s/ Deloitte & Touche LLP
New York, New York
February 7, 2025
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 7, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
New York, New York
February 7, 2025

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,340,302	$1,706,468
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	67,805	381,178
Deposits with clearing organizations	54,702	36,806
Accounts receivable, net of allowance for credit losses of $447 and $284 at December 31, 2024 and 2023, respectively	222,268	168,407
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	45,973	33,559
Lease right-of-use assets	33,550	25,206
Software development costs, net of accumulated amortization	296,721	131,332
Goodwill	3,150,112	2,815,524
Intangible assets, net of accumulated amortization	1,280,892	1,004,797
Receivable and due from affiliates	8,094	192
Deferred tax asset	659,203	684,250
Other assets	107,371	70,819
Total assets	$7,267,993	$7,059,538

Liabilities and Equity
Liabilities
Securities sold under agreements to repurchase	$—	$21,612
Payable to brokers and dealers and clearing organizations	67,816	351,864
Accrued compensation	222,959	164,329
Deferred revenue	30,800	25,746
Accounts payable, accrued expenses and other liabilities	95,290	57,501
Lease liabilities	35,748	27,463
Payable and due to affiliates	763	1,327
Deferred tax liability	42,893	20,767
Tax receivable agreement liability	372,839	457,523
Total liabilities	869,108	1,128,132

Commitments and contingencies (Note 17)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 115,977,551 and 115,090,787 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,073,538 and 5,077,973 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	4,813,408	4,738,758
Accumulated other comprehensive income (loss)	(9,981)	(5,389)
Retained earnings	996,763	640,384
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,800,192	5,373,755
Non-controlling interests	598,693	557,651
Total equity	6,398,885	5,931,406
Total liabilities and equity	$7,267,993	$7,059,538
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(dollars in thousands, except per share amounts)

	Year Ended
	December 31,
	2024	2023	2022
Revenues
Transaction fees and commissions	$1,423,547	$1,078,344	$950,269
Subscription fees	206,659	183,972	165,922
LSEG market data fees	82,145	64,336	62,721
Other	13,598	11,567	9,869
Total revenue	1,725,949	1,338,219	1,188,781

Expenses
Employee compensation and benefits	592,690	460,305	432,421
Depreciation and amortization	219,999	185,350	178,879
Technology and communications	98,568	77,506	65,857
General and administrative	56,317	51,495	46,561
Professional fees	60,132	42,364	37,764
Occupancy	20,215	15,930	14,726
Total expenses	1,047,921	832,950	776,208
Operating income	678,028	505,269	412,573
Tax receivable agreement liability adjustment (1)	7,730	(9,517)	13,653
Interest income	74,037	67,397	13,712
Interest expense	(4,279)	(2,047)	(1,805)
Other income (loss), net	(1,114)	(13,122)	(1,000)
Income before taxes	754,402	547,980	437,133
Provision for income taxes	(184,439)	(128,477)	(77,520)
Net income	569,963	419,503	359,613
Less: Net income attributable to non-controlling interests	68,456	54,637	50,275
Net income attributable to Tradeweb Markets Inc.	$501,507	$364,866	$309,338

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$2.35	$1.73	$1.50
Diluted	$2.33	$1.71	$1.48
Weighted average shares outstanding:
Basic	213,030,056	210,796,802	205,576,637
Diluted	214,924,763	212,668,808	208,400,040
(1)See Note 10 – Tax Receivable Agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Net income	$569,963	$419,503	$359,613
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the years ended December 31, 2024, 2023 and 2022	(5,088)	5,419	(13,242)
Other comprehensive income (loss), net of tax	(5,088)	5,419	(13,242)

Comprehensive income	564,875	424,922	346,371
Less: Net income attributable to non-controlling interests	68,456	54,637	50,275
Less: Foreign currency translation adjustments attributable to non-controlling interests	(498)	569	(1,833)
Comprehensive income attributable to Tradeweb Markets Inc.	$496,917	$369,716	$297,929
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$1	$1	$—	$—	$4,401,366	$1,604	$242,623	$663,348	$5,308,943
Issuance of common stock from equity incentive plans	—	—	—	—	10,190	—	—	—	10,190
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(99,323)	—	(99,323)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	88,230	—	—	—	88,230
Adjustments to non-controlling interests	—	—	—	—	108,679	(308)	—	(108,371)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10,894)	(10,894)
Dividends ($0.32 per share)	—	—	—	—	—	—	(66,006)	—	(66,006)
Stock-based compensation expense	—	—	—	—	67,380	—	—	—	67,380
Payroll taxes paid for stock-based compensation	—	—	—	—	(101,675)	—	—	—	(101,675)
Net income	—	—	—	—	—	—	309,338	50,275	359,613
Foreign currency translation adjustments	—	—	—	—	—	(11,409)	—	(1,833)	(13,242)
Other - See Note 14	—	—	—	—	3,100	—	—	—	3,100
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	15,238	—	—	—	15,238
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(35,205)	—	(35,205)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	53,395	—	—	—	53,395
Adjustments to non-controlling interests	—	—	—	—	77,767	(126)	—	(77,641)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(12,439)	(12,439)
Dividends ($0.36 per share)	—	—	—	—	—	—	(75,909)	—	(75,909)
Stock-based compensation expense	—	—	—	—	66,607	—	—	—	66,607
Payroll taxes paid for stock-based compensation	—	—	—	—	(51,519)	—	—	—	(51,519)
Net income	—	—	—	—	—	—	364,866	54,637	419,503
Foreign currency translation adjustments	—	—	—	—	—	4,850	—	569	5,419
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	6,743	—	—	—	6,743
Issuance of common stock for business acquisitions	—	—	—	—	40,025	—	—	—	40,025
Share repurchases pursuant to the share repurchase programs	—	—	—	—	—	—	(59,896)	—	(59,896)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(15,326)	—	—	—	(15,326)
Adjustments to non-controlling interests	—	—	—	—	(849)	(2)	—	851	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(27,767)	(27,767)
Dividends ($0.40 per share)	—	—	—	—	—	—	(85,232)	—	(85,232)
Stock-based compensation expense	—	—	—	—	92,009	—	—	—	92,009
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,952)	—	—	—	(47,952)
Net income	—	—	—	—	—	—	501,507	68,456	569,963
Foreign currency translation adjustments	—	—	—	—	—	(4,590)	—	(498)	(5,088)
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$569,963	$419,503	$359,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219,999	185,350	178,879
Stock-based compensation expense	89,649	65,128	66,644
Deferred tax expense	32,314	89,896	52,863
Tax receivable agreement liability adjustment	(7,730)	9,517	(13,653)
Other (income) loss, net	1,114	13,122	1,000
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	29,325	(28,946)	(368)
Deposits with clearing organizations	(17,352)	(12,799)	(3,597)
Accounts receivable	(44,221)	(21,081)	(17,228)
Receivable and due from affiliates/payable and due to affiliates, net	(8,538)	(4,241)	3,135
Deferred tax asset as a result of transferable tax credit purchase	(23,857)	—	—
Other assets	(12,107)	(3,919)	(2,120)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(21,612)	21,612	—
Accrued compensation	56,459	7,964	(552)
Deferred revenue	4,577	2,796	(1,989)
Accounts payable, accrued expenses and other liabilities	29,758	2,187	10,195
Net cash provided by operating activities	897,741	746,089	632,822
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(860,126)	(69,712)	—
Cash paid for foreign currency call option, net of sale proceeds	—	(1,289)	—
Cash paid for investments	(20,195)	—	—
Purchases of furniture, equipment, software and leasehold improvements	(40,960)	(18,529)	(23,214)
Capitalized software development costs	(47,909)	(43,235)	(36,882)
Net cash used in investing activities	(969,190)	(132,765)	(60,096)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(59,052)	(35,205)	(99,323)
Proceeds from stock-based compensation exercises	6,743	15,238	10,190
Deferred financing costs	—	(2,794)	—
Dividends	(85,232)	(75,909)	(66,006)
Distributions to non-controlling interests	(27,767)	(12,439)	(10,894)
Payroll taxes paid for stock-based compensation	(47,997)	(51,341)	(101,675)
Payments on tax receivable agreement liability	(76,956)	(5,724)	(8,995)
Net cash used in financing activities	(290,261)	(168,174)	(276,703)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,456)	4,089	(10,842)
Net increase (decrease) in cash, cash equivalents and restricted cash	(366,166)	449,239	285,181
Cash, cash equivalents and restricted cash
Beginning of period	1,707,468	1,258,229	973,048
End of period	$1,341,302	$1,707,468	$1,258,229
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)

	Year Ended
	December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Income taxes paid, net of (refunds)	$152,012	$28,641	$13,198
Cash paid for interest	$2,574	$1,305	$1,470
Non-cash investing and financing activities:
Issuance of common stock for business acquisitions	$40,025	$—	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$162	$1,834	$3,632
Unsettled share repurchases included in other liabilities	$844	$—	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$133	$178	$—
Lease right-of-use assets obtained in exchange for lease liabilities, net of modifications and terminations	$19,718	$10,395	$9,122
Stock-based compensation expense capitalized to software development costs	$2,344	$1,474	$928
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$3	$28,006	$35,923
Deferred tax asset	$(15,323)	$81,401	$124,154
Other - See Note 14	$—	$—	$3,100

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	December 31,
	2024	2023	2022
Cash and cash equivalents	$1,340,302	$1,706,468	$1,257,229
Restricted cash	1,000	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,341,302	$1,707,468	$1,258,229
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements. As of December 31, 2024 and 2023, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Dealerweb Inc. (“DW”) (formerly known as Hilliard Farber & Co., Inc.), a registered broker-dealer under the Exchange Act and a member of FINRA and MSRB. DW is also registered as an introducing broker with the CFTC and a member of the NFA. Effective on January 2, 2025, Dealerweb Inc. merged with and into Dealerweb LLC, with Dealerweb LLC being the surviving entity.
•Tradeweb Direct LLC (“TWD”) (formerly known as BondDesk Trading LLC), a registered broker-dealer under the Exchange Act and a member of FINRA and MSRB.
•Institutional Cash Distributors, LLC (“ICDLC”), acquired on August 1, 2024, a registered broker-dealer under the Exchange Act and a member of FINRA.
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
•Tradeweb Execution Services Limited (“TESL”), an Investment Firm (“BIPRU Firm”) regulated by the FCA in the UK with an exemption from the Australian Securities & Investments Commission (“ASIC”) from having to hold an Australian financial services license.
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

•Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited) (“YB” or “Yieldbroker”), acquired in August 2023, a Tier 1 Australian Markets Licensee in Australia, regulated by ASIC, that also maintains a branch in Singapore that is regulated by the Monetary Authority of Singapore (“MAS”) as a Regulated Market Operator.
•Tradeweb (DIFC) Limited (“TDIFC”), an Authorized Firm regulated by the Dubai Financial Services Authority (“DFSA”) with a license for “arranging deals in investments” for users to access the Company’s various trading venues that are also separately recognized by the DFSA.
•TW Technology and Trading Private Limited (“TTTL”), a private limited company incorporated in Mumbai, India which is pending regulatory approval from the Reserve Bank of India as an Electronic Trading Platform for the trading of Indian Government Bonds and other local securities.
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
In November 2023, TWM LLC and the Corporation entered into a definitive agreement for TWM LLC to acquire all of the outstanding equity interests of R8FIN Holdings LP (together with its subsidiaries, “r8fin”). The acquisition closed on January 19, 2024, following the satisfaction of closing conditions and regulatory reviews (the “r8fin Acquisition”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (“EMS”) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (“CLOB”), Tradeweb Request-for-Quote (“RFQ”) and Tradeweb Automated Intelligent Execution (“AiEX”) offerings.
In August 2023, the Company acquired Yieldbroker, a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sector (the “Yieldbroker Acquisition”). This acquisition combined Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale. See Note 4 – Acquisitions for additional details on 2024 and 2023 acquisitions.
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which is a fully executable central limit order book (CLOB) for electronic trading in on-the-run (OTR) U.S. government bonds.
As of December 31, 2024:
•The public investors collectively owned 115,977,551 shares of Class A common stock, representing 10.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.1% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.8% of the economic interest in TWM LLC; and

•Other stockholders that continued to own LLC Interests also collectively owned 85,209 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for year ended December 31, 2024 were impacted by 165,565 of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculation for year ended December 31, 2024 also includes 1,894,707 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 18 – Earnings Per Share for additional details.
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
As of December 31, 2024 and 2023, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $92.0 million and $95.8 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements for the years ended December 31, 2024, 2023 and 2022 was $22.7 million, $21.3 million and $19.5 million, respectively.
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
Goodwill was last tested for impairment on October 1, 2024 and no impairment of goodwill was identified.
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
Investments in Available-for-Sale Debt Securities

Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive loss in the consolidated statements of financial condition until realized. On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the consolidated statements of operations. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of other assets on the consolidated statements of financial condition.
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
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, a digital asset called the Canton Coin, which is used to pay traffic fees for using the Global Synchronizer. The Company earns Canton Coins, for its function as a Super Validator and Validator on the Canton Network, and then generally holds the Canton Coins on its balance sheet for investment purposes and to pay any fees associated with its Canton Network activity. The cost basis of the Canton Coins received is initially recorded at fair value on the date of receipt, as a component of other assets on the consolidated statements of financial condition and other revenue on the consolidated statements of income. The Canton Coins are then remeasured to fair market value at the end of each reporting period, through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method to determine the cost basis of its Canton Coins for the computation of gains and losses on its disposal or sale. Realized gain (loss) on sale of Canton Coins are included as a component of other income (loss), net in the consolidated statements of operations.

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
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a loss of $4.5 million, $1.6 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Since the consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 15 – Fair Value of Financial Instruments and Other Assets for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. Changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $15.0 million, $0.8 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Realized losses on the foreign currency call option on the Australian dollar during the year ended December 31, 2023 totaled $1.3 million. As of December 31, 2024 and 2023, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying consolidated statements of financial condition. See Note 15 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.

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
On August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact to our financial condition, results of operations and cash flows as of and for the years ended December 31, 2024 and 2023. The Company is subject to the current 15% CAMT. However, it is not expected to have a material impact on the Company’s effective tax rate.
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
Fair Value Measurement
Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions) are marked to offer prices. Fair value measurements do not include transaction costs.
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
Basis of Fair Value Measurement
An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2: Quoted prices in markets that are not considered to be active or for which all significant inputs are observable, either directly or indirectly;
•Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027 and for interim periods beginning in 2028. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which addresses the accounting and disclosure requirements for certain crypto assets. ASU 2023-08 requires entities to measure crypto assets that meet specific criteria at fair value, with changes recognized in net income each reporting period. ASU 2023-08 is effective for annual periods beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. The Company began receiving and holding digital assets, in the form of Canton Coins, during the third quarter of 2024 and early adopted ASU 2023-08. This adoption became effective with the commencement of the Company’s initial holdings of these digital assets, which fall within the scope of ASU 2023-08. See Note 15 – Fair Value of Financial Instruments and Other Assets for digital asset disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 also allows, in addition to the measure that is most consistent with U.S. GAAP, the disclosure of additional measures of segment profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. ASU 2023-07 also requires the disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements under ASU 2023-07 and existing segment disclosures in ASC 280, Segment Reporting are also required for public entities with a single reportable segment. ASU 2023-07 was effective for this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods and was applied retrospectively to all periods presented in the financial statements. The additional required disclosures are included in Note 20 – Business Segment and Geographic Information.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value and that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. ASU 2022-03 also requires the disclosure of the fair value, as reflected in the statement of financial condition, of equity securities subject to contractual sale restrictions and the nature and the disclosure of the remaining duration of those restrictions. On January 1, 2024, the Company adopted ASU 2022-03 on a prospective basis, which resulted in additional disclosures regarding contractual sale restrictions on investments, as disclosed in Note 15 – Fair Value of Financial Instruments and Other Assets and did not have a material impact on the Company’s consolidated financial statements.

3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both December 31, 2024 and 2023, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.     Acquisitions
ICD
On August 1, 2024, the Company completed its acquisition of ICD. Pursuant to the terms of the purchase agreement, TWM LLC was required to pay $785 million in cash, subject to customary working capital and other adjustments, for the acquisition. In connection with the acquisition closing, the Corporation was also required to issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the ICD seller, who was also an employee of ICD and is currently an employee of the Company. These shares of Class A common stock were issued and sold as restricted stock (“RSAs”), subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. During the fourth quarter of 2024, the Company recorded final working capital and purchase price adjustments which resulted in immaterial adjustments to the assets acquired and liabilities assumed.
The total purchase consideration for the ICD business combination, net of cash acquired, was $774.2 million. The 41,705 RSAs issued at closing, had a fair market value of $4.7 million as of the acquisition date, and will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
Cash paid at closing, net of $23.3 million in cash acquired and net of the proceeds from the $4.5 million sale of RSAs, totaled $773.8 million. Of this amount, $770.9 million was determined to be the net cash consideration transferred for the business combination, $1.4 million was recorded as compensation expense during the year ended December 31, 2024, related to the acceleration of vesting on the acquisition date of previously unvested stock awards issued by the ICD seller, and $1.4 million was recorded as a prepaid asset, to be recognized as compensation expense over a two-year required service period, relating to sale proceeds held in escrow for certain key executives, who are required to remain employed by the Company during that service period in order to receive the escrow portion of their sale proceeds.
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
r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (“EMS”) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (“CLOB”), Tradeweb Request-for-Quote (“RFQ”) and Tradeweb Automated Intelligent Execution (“AiEX”) offerings.
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
Tradeweb Australia Pty Ltd operates a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sectors.

Business Combinations

The ICD, r8fin and Yieldbroker acquisitions were accounted for as business combinations and the Company utilized the assistance of a third-party valuation specialist to determine the fair value of the assets acquired and liabilities assumed at the date of the closing of each respective acquisition. The fair values were determined based on assumptions that reasonable market participants would use in the principal (or most advantageous) market and primarily included significant unobservable inputs (Level 3).
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
The acquired developed technology, included in the consolidated balance sheet as software development costs, was valued using the income approach, specifically the relief-from-royalty method (“RFRM”). The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value. The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the developed technology relative to the overall business as discussed above relating to the customer relationships.
The final purchase price allocations for ICD, r8fin and Yieldbroker were as follows:

	Year Ended December 31,
	2024			2023
	ICD Purchase Price Allocation	r8fin Purchase Price Allocation	Total 2024 Business Combinations	Yieldbroker Purchase Price Allocation

	(dollars in thousands)
Cash and cash equivalents	$23,321	$1,397	$24,718	$12,753
Deposits with clearing organizations	596	—	596	—
Accounts receivable	10,625	139	10,764	1,900
Equipment	360	—	360	384
Lease right-of-use assets	316	—	316	1,453
Software development costs	160,000	28,000	188,000	588
Goodwill	292,399	42,189	334,588	35,265
Intangible assets – Customer relationships	340,000	56,500	396,500	39,746
Intangible assets – Tradename	4,000	—	4,000	492
Deferred tax asset	—	—	—	3,361
Other assets	1,445	179	1,624	693
Accrued compensation	(3,390)	—	(3,390)	(3,577)
Deferred revenue	(311)	(219)	(530)	(72)
Accounts payable, accrued expenses and other liabilities	(6,579)	(886)	(7,465)	(9,025)
Lease liabilities	(340)	—	(340)	(1,496)
Deferred tax liabilities	(24,872)	—	(24,872)	—
Total purchase consideration - cash paid and stock issued	797,570	127,299	924,869	82,465
Less: Cash acquired	(23,321)	(1,397)	(24,718)	(12,753)
Purchase consideration, net of cash acquired	$774,249	$125,902	$900,151	$69,712
The acquired software development costs will be amortized over a useful life of eight years for ICD and seven years for r8fin and were amortized over one year for Yieldbroker. The acquired trade names of ICD and Yieldbroker will both be amortized over a useful life of four years. Customer relationships will be amortized over a useful life of 15 years for ICD and 13 years for both

r8fin and Yieldbroker. The goodwill recognized in connection with the ICD, r8fin and Yieldbroker acquisitions is primarily attributable to the acquisition of an assembled workforce and expected future customers, future technology and synergies from the integration of the operations of the acquisitions into the Company's operations and its single business segment. Approximately $238 million of the goodwill recognized in connection with the ICD Acquisition and all of the goodwill recognized in connection with the r8fin and Yieldbroker acquisitions are expected to be deductible for income tax purposes.
During the years ended December 31, 2024 and 2023, the Company recognized $16.9 million and $4.6 million, respectively, in transaction costs incurred to effect the ICD, r8fin and Yieldbroker acquisitions, which are included as a component of professional fees in the accompanying consolidated statements of income. During the years ended December 31, 2024 and 2023, the Company recognized $2.2 million and $0.9 million, respectively, in transaction costs incurred to effect the ICD, r8fin and Yieldbroker acquisitions, which are included as a component of general and administrative expenses in the accompanying consolidated statements of income. There were no acquisitions completed during the year ended December 31, 2022.
From the date of the ICD Acquisition through December 31, 2024, ICD revenues of $43.2 million and operating income of $2.1 million, including $18.4 million of depreciation and amortization from acquired assets, were included in the Company’s consolidated statements of income for the year ended December 31, 2024. The r8fin and Yieldbroker acquisitions were not material to the Company's consolidated financial statements and therefore pro forma and current period results of these acquisitions have not been presented.
Supplemental Pro Forma Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Tradeweb Markets Inc. and ICD, on a pro forma basis, as though the companies had been combined as of the beginning of the prior comparative period presented, which is January 1, 2023. The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the ICD Acquisition had taken place on January 1, 2023 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of Tradeweb Markets Inc. and ICD. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma financial information, including, without limitation, purchase accounting adjustments, acquisition related transaction costs, the removal of historical ICD interest expense and intangible asset amortization and the addition of intangible asset amortization and incremental stock-based compensation expense related to this acquisition, together with their consequential tax effects. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any anticipated synergies or operating cost reductions that may be achieved from integrating ICD into the rest of the Company.
The unaudited supplemental pro forma financial information for periods presented herein are as follows:

	Year Ended
	December 31,
	2024	2023

	(dollars in thousands)
Revenue	$1,780,366	$1,423,362
Operating income	$689,203	$478,629
Net income attributable to Tradeweb Markets Inc.	$508,042	$346,494

5.    Software Development Costs
The components of total software development costs, net of accumulated amortization are as follows:

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

	(dollars in thousands)
Software development costs – Refinitiv Transaction	$168,500	$(117,014)	$51,486	$168,500	$(98,292)	$70,208
Software development costs – Other	423,524	(178,289)	245,235	185,290	(124,166)	61,124
Total software development costs	$592,024	$(295,303)	$296,721	$353,790	$(222,458)	$131,332
Capitalized software development costs and amortization expense are as follows:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Software development costs capitalized (1)	$50,236	$44,720	$37,810
Amortization expense related to capitalized software development costs	$72,848	$55,810	$52,180
(1)Software development costs capitalized does not include the $188.0 million in software development costs acquired in connection with the ICD and r8fin acquisitions during the year ended December 31, 2024 and the $0.6 million in software development costs acquired in connection with the Yieldbroker acquisition during the year ended December 31, 2023. See Note 4 – Acquisitions.
Non-capitalized software costs and routine maintenance costs are expensed as incurred and are included in employee compensation and benefits and professional fees on the consolidated statements of income.
The estimated annual future amortization for software development costs as of December 31, 2024 through December 31, 2029 is as follows:

Amount

(dollars in thousands)
2025	$80,339
2026	$66,502
2027	$46,092
2028	$24,056
2029	$24,000
6.    Goodwill and Intangible Assets
Goodwill
Goodwill includes the following activity during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

	(dollars in thousands)
Balance at beginning of period	$2,815,524	$2,780,259
Goodwill recognized in connection with acquisitions	334,588	35,265
Balance at end of period	$3,150,112	$2,815,524

The components of goodwill are as follows:

	December 31,
	2024	2023

	(dollars in thousands)
Goodwill – Refinitiv Transaction	$2,694,797	$2,694,797
Goodwill – Acquisitions and other	455,315	120,727
Total	$3,150,112	$2,815,524
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following:

	December 31,
	2024	2023

	(dollars in thousands)
Licenses – Refinitiv Transaction	$168,800	$168,800
Tradename – Refinitiv Transaction	154,300	154,300
Total	$323,100	$323,100
Intangible assets that are subject to amortization consisted of the following:

	Amortization Period	December 31, 2024			December 31, 2023
		Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

		(dollars in thousands)
Customer relationships – Refinitiv Transaction	12 years	$928,200	$(483,438)	$444,762	$928,200	$(406,088)	$522,112
Customer relationships – Acquisitions	13-15 years	537,531	(44,955)	492,576	141,031	(20,497)	120,534
Content and data – Refinitiv Transaction	7 years	154,400	(137,857)	16,543	154,400	(115,800)	38,600
Tradename – Acquisitions	4 years	4,492	(581)	3,911	492	(41)	451
Total		$1,624,623	$(666,831)	$957,792	$1,224,123	$(542,426)	$681,697
Amortization expense for definite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022 was $124.4 million, $108.3 million and $107.2 million, respectively.
The estimated annual future amortization for definite-lived intangible assets as of December 31, 2024 through December 31, 2029 is as follows:

Amount

(dollars in thousands)
2025	$132,877
2026	$116,334
2027	$116,293
2028	$115,795
2029	$115,211

7.    Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following is a summary of lease right-of-use assets and lease liabilities related to operating leases as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(dollars in thousands)
Operating lease right-of-use assets	$33,550	$25,206
Operating lease liabilities	$35,748	$27,463
Activity related to the Company’s leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Operating lease expense included as a component of occupancy expense on the accompanying consolidated statements of income	$13,941	$11,768	$10,842
Cash paid for amounts included in the measurement of operating lease liability	$14,145	$12,548	$11,940
At December 31, 2024 and 2023, the weighted average borrowing rate and weighted average remaining lease term are as follows:

	December 31,
	2024	2023

Weighted average borrowing rate	4.9%	4.6%
Weighted average remaining lease term (years)	3.5	3.7
The following table presents the future minimum lease payments and the maturity of lease liabilities as of December 31, 2024:

Amount
(dollars in thousands)
2025	$13,439
2026	9,560
2027	9,003
2028	3,623
2029	3,318
Thereafter	215
Total future lease payments	39,158
Less imputed interest	(3,410)
Lease liability	$35,748
The lease payments above exclude $159.2 million of future minimum lease payments for a lease signed but not yet commenced as of December 31, 2024. This lease, for the Company’s New York City headquarters, is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.
As of both December 31, 2024 and 2023, one U.S. lease was secured by a $0.5 million letter of credit issued under the Company’s 2023 Revolving Credit Facility (as defined in Note 17 – Commitments and Contingencies).

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
The Company also earns transaction fees and/or commissions from transactions executed on the Company’s electronic marketplaces, including the basis point commissions earned on the monthly average daily balance (“ADB”) of money market fund investments made through its ICD Portal, and commission revenue from its electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product.
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
The Company also earns fees from an affiliate of LSEG relating to the sale of market data to LSEG, which distributes that data. Included in these fees, which are billed quarterly, are real-time market data fees which are recognized monthly on a straight-line basis, as LSEG receives and consumes the benefit evenly over the contract period, as the data is provided. Also included in these fees are fees for historical data sets, which are recognized when the historical data set is provided to LSEG.
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

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022

	(dollars in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$1,274,636	$148,911	$930,247	$148,097	$803,465	$146,804
Subscription fees	1,762	204,897	1,855	182,117	1,873	164,049
LSEG market data fees	—	82,145	—	64,336	—	62,721
Other	2,366	11,232	1,112	10,455	862	9,007
Total revenue	$1,278,764	$447,185	$933,214	$405,005	$806,200	$382,581
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2023	$25,746
New billings	157,805
Revenue recognized	(153,259)
Deferred revenue acquired in connection with acquisitions	530
Effect of foreign currency exchange rate changes	(22)
Deferred revenue balance - December 31, 2024	$30,800
During the year ended December 31, 2024, the Company recognized into revenue $25.7 million in deferred revenue that was deferred as of December 31, 2023. During the year ended December 31, 2023, the Company recognized into revenue $22.8 million in deferred revenue that was deferred as of December 31, 2022.
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
For the year ended December 31, 2024, total income before the provision for income taxes amounted to $754.4 million, consisting of $720.6 million in the United States and $33.8 million in foreign locations.

The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Current:
Federal	$95,266	$15,168	$7,260
State and Local	42,453	20,748	16,243
Foreign	14,406	2,665	1,154
Total current tax expense	152,125	38,581	24,657
Deferred:
Federal	20,225	79,264	66,591
State and local	9,852	9,707	(11,384)
Foreign	2,237	925	(2,344)
Total deferred tax expense	32,314	89,896	52,863
Total provision for income taxes	$184,439	$128,477	$77,520
A reconciliation of the U.S. federal statutory tax rate to the effective rate is as follows:

	Year Ended
	December 31,
	2024	2023	2022

Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	6.1	6.3	5.3
Non-controlling interest	(1.7)	(1.9)	(2.1)
Tax Receivable Agreement adjustment	(0.2)	0.4	(0.7)
Rate change	—	(1.6)	(4.1)
Equity Compensation	(0.5)	(0.5)	(2.1)
Other	(0.3)	(0.3)	0.4
Effective income tax rate	24.4%	23.4%	17.7%
The effective tax rate for the year ended December 31, 2024 was approximately 24.4%, compared with 23.4% for the year ended December 31, 2023 and 17.7% for the year ended December 31, 2022. The effective tax rate for the years ended December 31, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interests. The effective tax rates for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes including the tax impact of state apportionment rates changes on total tax expense as a result of the remeasurement of the Company’s net tax deferred asset, the effect of non-controlling interests and the tax impact of the exercise of equity compensation.

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2024	2023

	(dollars in thousands)
Deferred tax assets:
Investment in partnership	$516,665	$602,936
Net operating losses	2,311	3,806
Tax Receivable Agreement - Interest	16,939	16,799
Employee compensation	74,465	52,029
Transferable tax credits	23,857	—
Other tax credits	4,743	5,099
Other	5,950	6,722
Deferred tax assets, gross	644,930	687,391
Valuation Allowance	(1,654)	—
Total deferred tax assets, net	643,276	687,391

Deferred tax liabilities
Goodwill and Intangibles	(26,966)	(23,908)
Total deferred tax liabilities	(26,966)	(23,908)

Total net deferred tax asset (liability)	$616,310	$663,483
The Company has obtained, and expects to obtain, an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have, the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 10 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets on the consolidated statements of financial condition.
As of December 31, 2024, the Company had no tax effected U.S. federal net operating loss carryforwards for income tax purposes, state and local net operating loss carryforwards of $1.0 million, and foreign net operating loss carryforwards of $1.2 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The foreign net operating loss carryforwards can be carried forward indefinitely.
The components of the Company’s uncertain tax positions are as follows:

Amount
(dollars in thousands)
Gross unrecognized tax benefits as of January 1, 2024	$10,515
Increase in current year tax positions	9,774
Increase in prior year tax positions	1,176
Decrease in prior year tax positions	(2,591)
Acquired tax positions	742
Settlements	—
Gross unrecognized tax benefits as of December 31, 2024	$19,616
The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties payable as of December 31, 2024 was $1.7 million and $0.1 million, respectively.

In connection with the Reorganization Transactions, a Refinitiv entity was contributed to the Corporation, pursuant to which the Corporation received 96,933,192 LLC Interests and Refinitiv received 96,933,192 shares of Class B common stock (“Refinitiv Contribution”). As a result of the Refinitiv Contribution, the Company assumed the tax liabilities of the contributed entity and the Company was indemnified by Refinitiv for these tax liabilities assumed. During the year ended December 31, 2023, the contributed entity reached an audit settlement with the State of New Jersey for the tax years 2008 - 2015 and paid $2.0 million in full settlement of the matter and the prior liabilities assumed. Also during the year ended December 31, 2023, Refinitiv reimbursed the Company for the $2.0 million paid to the State of New Jersey pursuant to the indemnification agreement. As of December 31, 2024 and 2023, there were no remaining tax liabilities accrued associated with the Refinitiv Contribution.
The above tax positions were recognized using the best estimate of the amount expected to be paid based on available information and assessment of all relevant factors. Due to the uncertainty associated with tax audits, it is possible that at some future date liabilities resulting from these audits could vary significantly from these positions. Nevertheless, based on currently enacted legislation and information currently known to us, the Company believes that the ultimate resolution of these audits will not have a material adverse impact on the Company’s financial condition taken as a whole. Furthermore, based on currently available information, the Company does not anticipate any material changes to net uncertain tax benefits within the next twelve months.
10.    Tax Receivable Agreement
In connection with the Reorganization Transactions, the Corporation entered into a tax receivable agreement (the “Tax Receivable Agreement”) with TWM LLC and the Continuing LLC Owners, which provides for the payment by the Corporation to a Continuing LLC Owner of 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances is deemed to realize) as a result of (i) increases in the tax basis of TWM LLC’s assets resulting from (a) the purchase of LLC Interests from such Continuing LLC Owner, including with the net proceeds from the IPO and any subsequent offerings or (b) redemptions or exchanges by such Continuing LLC Owner of LLC Interests for shares of Class A common stock or Class B common stock or for cash, as applicable, and (ii) certain other tax benefits related to the Corporation making payments under the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are due within 150 days after the filing of the tax return based on the actual tax savings realized by the Corporation, and estimated payments may be made in advance. The first payment of the Tax Receivable Agreement was made in January 2021. Substantially all payments due under the Tax Receivable Agreement are payable over fifteen years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the consolidated statements of income in the period in which the change occurs. As of December 31, 2024 and 2023, the tax receivable agreement liability on the consolidated statements of financial condition totaled $372.8 million and $457.5 million, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recognized a tax receivable agreement liability adjustment of $7.7 million of income, $9.5 million of expense and $13.7 million of income, respectively, in the consolidated statements of income due to changes in the tax receivable agreement liability recorded in the consolidated statements of financial condition.

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

The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2021	106,286,821	96,933,192	1,654,825	28,873,139	233,747,977
Activities related to exchanges of LLC Interests	4,184,083	—	1,596,352	(5,780,435)	—
Issuance of common stock from equity incentive plans	1,622,769	—	—	—	1,622,769
Share repurchases pursuant to share repurchase programs	(1,347,067)	—	—	—	(1,347,067)
Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	3,265,908	—	14,748,823	(18,014,731)	—
Issuance of common stock from equity incentive plans	1,564,003	—	—	—	1,564,003
Share repurchases pursuant to share repurchase programs	(485,730)	—	—	—	(485,730)
Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Activities related to exchanges of LLC Interests	4,435	—	—	(4,435)	—
Issuance of common stock from equity incentive plans	944,938	—	—	—	944,938
Issuance of common stock for business acquisitions (1)(2)	416,306	—	—	—	416,306
Share repurchases pursuant to share repurchase programs	(478,915)	—	—	—	(478,915)
Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
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
LLC Interests
The TWM LLC Agreement requires that TWM LLC at all times maintain (i) a one-to-one ratio between the number of shares of Class A common stock and Class B common stock issued by the Corporation and the number of LLC Interests owned by the Corporation (subject to certain exceptions contained in the TWM LLC Agreement) and (ii) a one-to-one ratio between the number of shares of Class C common stock and Class D common stock issued by the Corporation and the number of LLC Interests owned by the holders of such Class C common stock and Class D common stock. In August 2024, the Corporation issued 41,705 shares of Class A common stock as restricted stock, subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. TWM LLC will issue corresponding LLC Interests to the Corporation only if, when and to the extent the restricted shares of Class A common stock vest. See Note 4 – Acquisitions.
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
The Company began buying back shares pursuant to the 2021 Share Repurchase Program during the second quarter of 2021. During the year ended December 31, 2022, the Company acquired a total of 959,869 shares of Class A common stock, respectively, at an average price of $77.43, for purchases totaling $74.3 million, which completed the authorized repurchases pursuant to the 2021 Share Repurchase Program.
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the years ended December 31, 2024, 2023 and 2022, the Company acquired a total of 478,915, 485,730 and 387,198 shares of Class A common stock, at an average price of $125.07, $72.48 and $64.57, respectively, for purchases totaling $59.9 million, $35.2 million and $25.0 million, respectively, pursuant to the 2022 Share Repurchase Program.
Each share of Class A common stock repurchased pursuant to the 2021 and 2022 Share Repurchase Programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of December 31, 2024, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2021 and 2022 Share Repurchase Programs, the excess of the repurchase price paid over the par value of the Class A common stock is recorded as a reduction to retained earnings.
Other Share Repurchases
During the years ended December 31, 2024, 2023 and 2022, the Company withheld 485,745, 715,101 and 1,074,467 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $98.72, $72.02 and $94.64, respectively, and an aggregate value of $48.0 million, $51.5 million and $101.7 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.

12.    Non-Controlling Interests
In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its consolidated financial statements. The non-controlling interests balance reported on the consolidated statements of financial condition represents the economic interests of TWM LLC held by Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by Tradeweb Markets Inc. and the Continuing LLC Owners.
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	212,869,038	90.2%	212,023,979	90.2%
Number of LLC Interests held by non-controlling interests	23,073,538	9.8%	23,077,973	9.8%
Total LLC Interests outstanding	235,942,576	100.0%	235,101,952	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$501,507	$364,866	$309,338
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(849)	77,767	108,679
Net transfers (to) from non-controlling interests	(849)	77,767	108,679
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$500,658	$442,633	$418,017
13.    Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including stock options, restricted stock units (“RSUs”), RSAs and dividend equivalent rights. The awards may have performance-based and/or time-based vesting conditions. Stock options have a maximum contractual term of 10 years.
In connection with organizational changes, on June 17, 2024, the Company determined that the employment of Thomas Pluta, former President of the Company, would terminate effective September 30, 2024. As of June 17, 2024, there was approximately $4.4 million in total unamortized stock-based compensation associated with equity awards previously granted to Mr. Pluta that was accelerated and amortized into expense over a revised estimated service period ending on September 30, 2024. Of this amount, $1.7 million represented regularly scheduled amortization that would have been recognized from June 17, 2024 through September 30, 2024 if Mr. Pluta’s employment was not terminated and $2.7 million represented accelerated stock-based compensation expense.
On February 16, 2022, the Company announced that Mr. Olesky would retire as Chief Executive Officer of the Company, effective December 31, 2022, resulting in an acceleration of the total unamortized stock-based compensation associated with equity awards granted to him. The unamortized expense was accelerated over a revised estimated service period that ended on August 11, 2022, representing Mr. Olesky’s required six month notice period under the Company’s 2019 Omnibus Equity Incentive Plan. In addition, in December 2022, $5.5 million in stock-based compensation awards, relating to 2022 performance, were granted to Mr. Olesky and immediately recognized into expense upon grant. During the year ended December 31, 2022, the Company recorded a total of $15.0 million in accelerated stock-based compensation expenses and related payroll that would not have been recognized if Mr. Olesky had not announced his retirement.
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
A summary of the Company’s outstanding PRSUs is presented below:

	PRSUs	Weighted Average Grant-Date Fair Value
PRSUs outstanding at December 31, 2023	1,271,913	$74.34
Granted	201,546	$104.66
Vested	(396,518)	$74.30
Performance adjustment	(408)	$69.56
Forfeited	(34,995)	$80.10
PRSUs outstanding at December 31, 2024	1,041,538	$80.03

The following table summarizes information about PRSU awards:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
PRSU compensation expense	$35,707	$26,506	$30,645
Income tax benefit	$(9,960)	$(10,767)	$(34,711)
The weighted-average grant-date fair value of PRSUs granted during the years ended December 31, 2023 and 2022 was $69.56 and $83.74, respectively.
The total fair value of PRSUs vested during the years ended December 31, 2024, 2023 and 2022 was $35.4 million, $46.2 million and $152.8 million, respectively.

PSU
Performance-based restricted stock units that are promises to issue actual shares of Class A common stock based on market conditions are referred to as “PSUs”. PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant. The number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier for PSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of the PSUs granted on March 15, 2024 and 2023 was estimated using the Monte Carlo simulation model and is recognized as compensation expense on a straight-line basis over the vesting period for the entire award, regardless of the number of shares received by the participant at vesting.
A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2023	251,113	$98.33
Granted	86,592	$149.00
Vested	—	$—
Performance adjustment	—	$—
Forfeited	(25,647)	$118.97
PSUs outstanding at December 31, 2024	312,058	$110.69
The following table summarizes information about PSU awards:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
PSU compensation expense	$12,213	$7,043	$—
Income tax benefit	$(2,999)	$(1,714)	$—
The weighted-average grant-date fair value of PSUs granted during the year ended December 31, 2023 was $98.33. There were no PSUs granted during the year ended December 31, 2022.
There were no PSUs vested during the years ended December 31, 2023 and 2022.

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
A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Options outstanding at December 31, 2023	1,012,176	$3.21	$24.37
Granted	—	$—	$—
Exercised	(669,165)	$3.87	$26.31
Forfeited	—	$—	$—
Expired	—	$—	$—
Options outstanding at December 31, 2024	343,011	$1.93	$20.59
All options outstanding as of December 31, 2024 were fully vested and exercisable.
The following table summarizes information about options awards:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Options compensation expense	$133	$1,264	$2,097
Income tax benefit	$(11,984)	$(18,073)	$(12,894)
There were no options granted during the years ended December 31, 2023 and 2022.
The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $53.3 million, $77.4 million and $59.3 million, respectively.
The total intrinsic value of all options outstanding as of December 31, 2024 was $37.8 million. The weighted average remaining contractual life of all options outstanding as of December 31, 2024 was 3.8 years.
RSUs and RSAs
RSUs are promises to issue shares of Class A common stock at the end of a vesting period. RSAs are issued shares of restricted Class A common stock that are released to an employee at the end of a vesting period. RSUs granted to employees generally vest one-third each year over a three-year period. RSAs vest at the end of a two-year period. RSUs granted to non-employee directors generally vest after one year. The fair value of RSUs and RSAs is calculated on the grant date using the stock price of the Class A common stock. The grant-date fair value of RSUs and RSAs is amortized into expense on a straight-line basis over the requisite service period for the entire award, with compensation cost recognized to date at least equal to the measured cost of vested tranches.

A summary of the Company’s outstanding RSUs and RSAs is presented below:

	RSU and RSAs	Weighted Average Grant-Date Fair Value
RSUs outstanding at December 31, 2023	1,023,384	$73.35
Granted[1]	610,477	$106.45
Vested	(467,214)	$74.52
Forfeited	(2,748)	$86.00
RSUs and RSAs outstanding at December 31, 2024	1,163,899	$90.21
(1) In connection with the closing of the ICD Acquisition, on August 1, 2024, the Corporation issued and sold 41,705 RSAs with a grant date fair value of $111.68 per share. The RSAs issued will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
The following table summarizes information about RSU and RSA awards:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
RSU and RSA compensation expense	$41,596	$30,315	$33,902
Income tax benefit	$(12,781)	$(7,952)	$(10,096)
The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $69.70 and $80.27, respectively. There were no RSAs granted during the years ended December 31, 2023 and 2022.
The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $48.2 million, $30.7 million and $25.6 million, respectively. There were no RSAs vested during the years ended December 31, 2024, 2023 and 2022.
Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income, as a component of employee compensation and benefits. A summary of the Company’s total stock-based compensation expense relating to its PRSUs, PSUs, RSUs, RSAs and options, including the accelerated stock-based compensation expense discussed above, is presented below:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Total stock-based compensation expense	$89,649	$65,128	$66,644
The stock-based compensation expense above excludes $2.3 million, $1.5 million and $0.9 million of stock-based compensation expense capitalized to software development costs during the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows:

	PRSUs	PSUs	Options	RSUs

	(dollars in thousands)
Total unrecognized compensation cost	$48,108	$15,285	$—	$58,207
Weighted-average recognition period (in years)	1.7	1.5	0.0	1.9

14.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of December 31, 2024 and 2023, the following balances with such affiliates were included in the consolidated statements of financial condition in the following line items:

	December 31,
	2024	2023

	(dollars in thousands)
Accounts receivable	$786	$688
Receivable and due from affiliates	8,094	192
Other assets	7	17
Accounts payable, accrued expenses and other liabilities	1,469	1,044
Deferred revenue	6,459	6,508
Payable and due to affiliates	763	1,327
The following balances with such affiliates were included in the consolidated statements of income in the following line items:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Revenue:
Subscription fees	$1,180	$2,380	$1,308
LSEG market data fees (1)	82,145	64,336	62,721
Other fees	677	601	464
Expenses: (2)
Employee compensation and benefits	—	17	613
Technology and communications	6,386	5,747	4,713
General and administrative	10	7	291
Professional fees	95	30	46
Occupancy	72	67	—
(1)The Company maintains a market data license agreement with an affiliate of LSEG. Under the agreement, the Company delivers to LSEG certain market data feeds which LSEG distributes to its customers. The Company earns license fees and royalties for these feeds.
(2)The Company maintains agreements with LSEG to provide the Company with certain market data, office space, finance, human resources and other administrative services.
During the year ended December 31, 2022, $3.1 million of previously accrued expenses payable to affiliates of LSEG were waived and the liabilities were reversed through an increase to additional paid-in capital. There were no reversals of accrued expenses payable to affiliates during the years ended December 31, 2024 and 2023.

15.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the consolidated statements of financial condition as of December 31, 2024 and 2023 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2024	(dollars in thousands)
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,117,133	$—	$—	$1,117,133
Receivable and due from affiliates – Foreign exchange derivative contracts	—	7,844	—	7,844
Other assets – Digital Assets – Canton Coins	—	—	852	852
Other assets – Investment in available for sale debt securities	—	—	10,354	10,354
Total assets measured at fair value	$1,117,133	$7,844	$11,206	$1,136,183

As of December 31, 2023
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,543,644	$—	$—	$1,543,644
Total assets measured at fair value	$1,543,644	$—	$—	$1,543,644

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$775	$—	$775
Total liabilities measured at fair value	$—	$775	$—	$775
Cash Equivalents
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments in Available-for-Sale Debt Securities
In April 2024, the Company made an investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying consolidated statements of financial condition at a fair value and amortized cost basis of $10.4 million as of December 31, 2024. There were no fair value adjustments or credit losses recorded on the convertible note during the year ended December 31, 2024. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.

Digital Assets - Canton Coins
The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, a digital asset called the Canton Coin, which is used to pay traffic fees for using the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. Beginning in 2024, the Company earns Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and to pay any fees associated with its Canton Network activity. As of December 31, 2024, Canton Coins may only be transferred to other approved participants on the Canton Network and there is no public market for Canton Coins.
The following table presents the Company’s Canton Coin holdings as of December 31, 2024:

	December 31, 2024
	Quantity	Cost Basis	Fair Value

	(number of coins and dollars in thousands)
Canton coins	1,189,928	$666	$852
The Company’s Canton Coin holdings are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins. Because of the lack of a public market, the fair value was determined using a combination of a development cost approach and a market approach. The Company’s valuation of its Canton Coins is highly subjective. As the Company held 1.2 billion Canton Coins as of December 31, 2024, a significant increase or decrease in either the estimated development costs or market price, the weighting of the development cost versus the market approaches, or the discount for lack of marketability applied could have resulted in a significant change to the fair value measurement.
Level 3 Roll forward
The table below presents a summary of the changes in fair value for level 3 assets:

	Year Ended
	December 31, 2024

	Investment in Available for Sale Debt Securities	Digital Assets	Total Level 3 Assets
	(dollars in thousands)
Balance - December 31, 2023	$—	$—	$—
Additions	10,354	666	11,020
Dispositions	—	—	—
Total realized and unrealized gains included in other income (loss), net	—	186	186
Total realized and unrealized gains (losses) included in other comprehensive income	—	—	—
Balance - December 31, 2024	$10,354	$852	$11,206
During the year ended December 31, 2024, the Company recognized unrealized gains relating to level 3 assets held at December 31, 2024 totaling $0.2 million, included as a component of other income (loss), net on the accompanying consolidated statements of income.
There were no material realized gains or realized losses recorded on the disposition of digital assets during the year ended December 31, 2024. There was no digital asset activity during 2023.

Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of December 31, 2024 and 2023, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	December 31,
	2024	2023

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$238,182	$192,877
The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income. The total realized and unrealized gains (losses) on foreign exchange derivative contracts recorded within the consolidated statements of income are as follows:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$14,966	$792	$4,871
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$—	$(1,289)	$—
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

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2024 and 2023 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2024	(dollars in thousands)
Assets
Cash and restricted cash	$224,169	$224,169	$—	$—	$224,169
Receivable from brokers and dealers and clearing organizations	67,805	—	67,805	—	67,805
Deposits with clearing organizations	54,702	54,702	—	—	54,702
Accounts receivable	222,268	—	222,268	—	222,268
Other assets – Memberships in clearing organizations	2,918	—	—	2,918	2,918
Total	$571,862	$278,871	$290,073	$2,918	$571,862

Liabilities
Payable to brokers and dealers and clearing organizations	$67,816	$—	$67,816	$—	$67,816
Total	$67,816	$—	$67,816	$—	$67,816

As of December 31, 2023
Assets
Cash and restricted cash	$163,824	$163,824	$—	$—	$163,824
Receivable from brokers and dealers and clearing organizations	381,178	—	381,178	—	381,178
Deposits with clearing organizations	36,806	36,806	—	—	36,806
Accounts receivable	168,407	—	168,407	—	168,407
Other assets – Memberships in clearing organizations	2,426	—	—	2,426	2,426
Total	$752,641	$200,630	$549,585	$2,426	$752,641

Liabilities
Securities sold under agreements to repurchase(1)	$21,612	$—	$21,612	$—	$21,612
Payable to brokers and dealers and clearing organizations	351,864	—	351,864	—	351,864
Total	$373,476	$—	$373,476	$—	$373,476
(1) As of December 31, 2023, Treasury securities with a fair value of $21.6 million collateralized the securities sold under agreements to repurchase liability. The liability amounts presented represent the gross liability and are not offset on the consolidated statement of financial condition. The securities sold under agreements to repurchase liability were subsequently settled on January 2, 2024.
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

Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the consolidated statements of financial condition are equity investments without readily determinable fair values of $17.8 million and $8.9 million as of December 31, 2024 and 2023, respectively. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.
During the year ended December 31, 2024, and as of December 31, 2024, the Company recorded an impairment on a minority equity investment totaling $1.3 million, as the investment’s carrying amount exceeded its fair value. The investment impairment is included in other income (loss) in the consolidated statements of income. The investment’s fair value was determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs included a discount rate of 20% and a perpetual growth rate of 3.0%.
During the year ended December 31, 2023, and as of December 31, 2023, the Company recorded an impairment on a minority equity investment totaling $11.1 million, as the investment’s carrying amount exceeded its fair value. The investment impairment is included in other income (loss) in the consolidated statements of income. The investment’s fair value was determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs included a discount rate of 20% and a perpetual growth rate of 3.0%.
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
Prior to November 2023, the Company had used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited, to clear U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. Under that arrangement, ICBC submitted the Company’s trades from non-FICC members to the FICC under the ICBC netting account with the FICC. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, the Company has and may continue to self-clear these U.S. Treasury trades. As a result, this increased the number of trades that settle over the fed wire, instead of FICC clearing, and accordingly the Company has experienced and may continue to experience, an increase in the number of U.S. Treasury failed settlement transactions. As of December 31, 2024, the Company recorded a $67.8 million receivable and payable from/to brokers and dealers and clearing organizations related to failed settlement transactions. All of the failed settlement transactions outstanding as of December 31, 2024 were fully settled during January 2025. As of December 31, 2023, the Company recorded a $381.2 million receivable and a $351.9 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions, entered into a repurchase transaction in the amount of $21.6 million and the Company self-funded the remaining $7.7 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions and the securities sold under agreements to repurchase outstanding as of December 31, 2023 were fully settled during January 2024.
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. As between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days notice, that the Company provide cash deposits until the errors are resolved.
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
As of December 31, 2024 and 2023, the Company maintained an allowance for credit losses with regard to its receivables of $0.4 million and $0.3 million, respectively. For both of the years ended December 31, 2024 and 2023, credit loss expense was $0.2 million. For the year ended December 31, 2022, recoveries resulted in a reversal of credit loss expense of $14,000.
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
As of both December 31, 2024 and 2023, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding.

18.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$501,507	$364,866	$309,338
Less: Distributed and undistributed earnings allocated to participating securities (1)	(389)	(467)	(244)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	501,118	364,399	309,094

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,030,056	210,796,802	205,576,637
Dilutive effect of PRSUs	589,171	458,343	770,726
Dilutive effect of options	428,926	1,150,159	1,810,956
Dilutive effect of RSUs and RSAs	415,957	257,076	241,721
Dilutive effect of PSUs	460,653	6,428	—
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,924,763	212,668,808	208,400,040

Earnings per share - Basic	$2.35	$1.73	$1.50
Earnings per share - Diluted	$2.33	$1.71	$1.48
(1)During the years ended December 31, 2024, 2023 and 2022, there was a total of 165,565, 270,249 and 193,441, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022

Anti-dilutive Shares:
PRSUs	—	—	—
Options	—	—	—
RSUs and RSAs	—	—	19,551
PSUs	—	—	—
LLC Interests	23,076,373	23,902,379	28,830,686
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

19.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL, TESL and ICDLT are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain financial resource requirements with the AFM in the Netherlands, ICDEU is subject to certain financial resource requirements with the CMVM in Portugal, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At December 31, 2024 and 2023, the regulatory capital requirements and regulatory capital for these entities are as follows:

	December 31, 2024			December 31, 2023
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$63,532	$3,646	$59,886	$50,243	$2,856	$47,387
DW	204,134	4,359	199,775	156,318	3,579	152,739
TWD	52,808	1,208	51,600	46,976	850	46,126
TEL	56,152	32,499	23,653	78,127	37,907	40,220
TWJ	3,589	2,841	748	6,963	2,029	4,934
TWEU	8,073	6,838	1,235	11,912	5,447	6,465
TESL	5,755	942	4,813	1,813	955	858
TESBV	1,591	1,377	214	1,683	843	840
YB	11,677	—	11,677	5,261	1,070	4,191
TDIFC	250	30	220	250	39	211
ICDLC	20,845	594	20,251	—	—	—
ICDLT	6,504	2,997	3,507	—	—	—
ICDEU	523	150	373	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$50,974	$16,500	$34,474	$43,286	$12,500	$30,786
DW SEF	14,083	9,062	5,021	13,309	8,669	4,640

	December 31, 2024			December 31, 2023
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$28,163	$4,125	$24,038	$22,068	$3,125	$18,943
DW SEF	9,956	2,266	7,690	7,935	2,167	5,768

20.    Business Segment and Geographic Information
Operating segments are defined as components of an entity for which separate discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing and reporting of trades thereon, which are highly interrelated services. Through its electronic marketplaces, the Company facilitates trading by clients across the institutional, wholesale, retail and corporates client sectors and builds comprehensive market data sets that it is able to separately sell to customers, primarily LSEG, as incremental market data revenue. The Company’s client sectors continue to become more interwoven and the Company benefits from these cross-marketplace network effects. For example, many of the Company’s asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on its platforms. In addition, many of the global commercial banks and dealers providing liquidity on the Company’s institutional platform are also active traders on the Company’s wholesale platform, and provide odd-lot inventory for the Company’s retail client sector. Because of the highly integrated nature of these marketplaces and services and the global financial markets in which the Company competes, the CODM reviews financial information on a global consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined it operates as one operating segment and one reportable segment.
The CODM uses Adjusted EBITDA and consolidated net income to set budgets, evaluate margins, review actual results and in deciding whether to reinvest profits into the business, pursue acquisitions, pay dividends and/or engage in other capital management transactions. Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance.
Significant expense categories included in consolidated net income that are regularly provided to the CODM include employee compensation and benefits, technology and communications, general and administrative, professional fees and occupancy, each as presented on the accompanying consolidated statements of income.
Information regarding revenue from external customers by client sector, significant segment expenses and consolidated net income is as follows:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Revenues
Institutional	$1,035,775	$797,038	$719,211
Wholesale	385,673	312,586	273,189
Retail	143,247	134,521	110,468
Corporates	43,234	—	—
Market Data	118,020	94,074	85,913
Total revenue	1,725,949	1,338,219	1,188,781
Less:
Employee compensation and benefits	592,690	460,305	432,421
Technology and communications	98,568	77,506	65,857
General and administrative	56,317	51,495	46,561
Professional fees	60,132	42,364	37,764
Occupancy	20,215	15,930	14,726
Other segment items (1)	328,064	271,116	231,839
Net income	$569,963	$419,503	$359,613
(1) Other segment items include depreciation and amortization, the tax receivable agreement liability adjustment, interest income, interest expense, other (income) loss, net and provision for income taxes, each as presented on the accompanying consolidated statements of income.

The Company operates in the U.S. and internationally, primarily in the Europe, Asia and Australia regions. Variable revenues are generally attributed to geographic area based on the jurisdiction where the underlying transactions take place. The attribution of fixed revenues may vary by revenue and contract type. Given the global nature of the financial markets in which we operate and our clients’ worldwide businesses and contracts, the results by geographic region and allocation of revenues to individual countries are not necessarily meaningful in understanding the Company’s business.

The measure of segment assets is reported on the accompanying consolidated statements of financial condition as total consolidated assets. Total expenditures for additions to long-lived assets are as reported on the accompanying consolidated statements of cash flows. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.
The following table provides revenue by geographic area:

	Year Ended
	December 31,
	2024	2023	2022

	(dollars in thousands)
Revenues
U.S.	$1,060,697	$850,338	$760,642
International	665,252	487,881	428,139
Total revenue	$1,725,949	$1,338,219	$1,188,781
The following table provides information on the attribution of long-lived assets by geographic area:

	December 31,
	2024	2023	2022

	(dollars in thousands)
Long-lived assets
U.S.	$4,777,770	$3,990,070	$4,044,230
International	29,478	20,348	13,026
Total	$4,807,248	$4,010,418	$4,057,256
21.    Subsequent Events
On February 6, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the first quarter of 2025. This dividend will be payable on March 17, 2025 to stockholders of record as of March 3, 2025.
On February 6, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $75.8 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 3, 2025, payable on March 13, 2025.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
(a) None.

(b) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended December 31, 2024.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Enrico Bruni Co-Head of Global Markets	Adoption	December 13, 2024	Sale of up to 6,293 shares of Class A Common Stock.	April 14, 2025
(1)    The Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
During the three months ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024.

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
2.1
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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-230115)).
10.7+
Master Data License Agreement, effective as of November 1, 2023, between Tradeweb Markets LLC, Refinitiv US LLC and Refinitiv US Organization LLC and related Data Schedules, as of November 1, 2023 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 9, 2024 (File No. 001-38860)).

Exhibit Number	Description of Exhibit
10.8
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

10.11†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019 (File No. 001-38860)).
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

10.15†
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

10.17†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Performance Stock Unit Award Agreement (Form of PSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.18†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Performance Stock Unit Award Agreement (Form of PSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.19†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.20†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.21†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.22†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2023 Restricted Stock Unit Award Agreement (Form of RSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2023 (File No. 001-38860)).

10.23†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PSU Award Agreement (Form of PSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024 (File No. 001-38860)).

10.24†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PSU Award Agreement (Form of PSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024 (File No. 001-38860)).

10.25†+
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024 (File No. 001-38860)).

Exhibit Number	Description of Exhibit
10.26†+
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024 (File No. 001-38860)).

10.27†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 RSU Award Agreement (Form of RSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024 (File No. 001-38860)).

10.28†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 RSU Award Agreement (Form of RSU Agreement for other Executive Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on April 25, 2024(File No. 001-38860)).

10.29†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2024 Director RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024 (File No. 001-38860)).

10.30†
Employment Offer Letter by and between Sara Furber and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on October 29, 2021 (File No. 001-38860)).

10.31†
Amended and Restated Employment Agreement, dated as of February 21, 2023, by and between William Hult and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on February 24, 2023 (File No. 001-38860)).

10.32†+
Separation Agreement and Release, dated June 17, 2024 by and between Thomas Pluta and Tradeweb Markets LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 25, 2024 (File No. 001-38860)).

19.1*	Tradeweb Markets Inc. Securities Trading Policy, effective as of December 11, 2024.
21.1*	List of Subsidiaries of Tradeweb Markets Inc.
23.1*	Consent of Deloitte & Touche LLP.
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
97.1†
Tradeweb Markets Inc. Omnibus Clawback Policy, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2024 (File No. 001-38860)).

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
+    Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADEWEB MARKETS INC.

February 7, 2025	/s/ William Hult
	By:	William Hult
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Hult	Chief Executive Officer (Principal Executive Officer) and Director	February 7, 2025
William Hult
/s/ Sara Furber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 7, 2025
Sara Furber
/s/ Jacques Aigrain	Director	February 7, 2025
Jacques Aigrain
/s/ Balbir Bakhshi	Director	February 7, 2025
Balbir Bakhshi
/s/ Steven Berns	Director	February 7, 2025
Steven Berns
/s/ Scott C. Ganeles	Director	February 7, 2025
Scott C. Ganeles
/s/ Catherine Johnson	Director	February 7, 2025
Catherine Johnson
/s/ Paula B. Madoff	Director	February 7, 2025
Paula B. Madoff
/s/ Daniel Maguire	Director	February 7, 2025
Daniel Maguire
/s/ Lisa Opoku	Director	February 7, 2025
Lisa Opoku
/s/ Rana Yared	Director	February 7, 2025
Rana Yared