Form 10-Q
period 2025-03-31
Tradeweb Markets Inc.
filed 2025-04-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 23, 2025
Class A Common Stock, par value $0.00001 per share	116,443,381
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,062,538

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

•Refinitiv’s, and indirectly LSEG’s, control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), filed with the SEC and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,306,455	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	135,760	67,805
Deposits with clearing organizations	102,048	54,702
Accounts receivable, net of allowance for credit losses of $288 and $447 at March 31, 2025 and December 31, 2024, respectively	271,505	222,268
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	43,837	45,973
Lease right-of-use assets	29,813	33,550
Software development costs, net of accumulated amortization	288,368	296,721
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,246,295	1,280,892
Receivable and due from affiliates	1,100	8,094
Deferred tax asset	660,722	659,203
Other assets	132,946	107,371
Total assets	$7,369,961	$7,267,993

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	104,799	67,816
Accrued compensation	103,485	222,959
Deferred revenue	46,980	30,800
Accounts payable, accrued expenses and other liabilities	122,132	95,290
Lease liabilities	32,271	35,748
Payable and due to affiliates	574	763
Deferred tax liability	42,742	42,893
Tax receivable agreement liability	369,773	372,839
Total liabilities	822,756	869,108

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,439,381 and 115,977,551 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,066,538 and 5,073,538 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,821,151	4,813,408
Accumulated other comprehensive income (loss)	(1,811)	(9,981)
Retained earnings	1,119,572	996,763
Total stockholders’ equity attributable to Tradeweb Markets Inc.	5,938,914	5,800,192
Non-controlling interests	608,291	598,693
Total equity	6,547,205	6,398,885
Total liabilities and equity	$7,369,961	$7,267,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Transaction fees and commissions	$421,344	$335,451
Subscription fees	55,777	49,681
LSEG market data fees	28,925	20,500
Other	3,631	3,107
Total revenue	509,677	408,739

Expenses
Employee compensation and benefits	176,877	143,087
Depreciation and amortization	62,699	49,337
Technology and communications	28,728	21,310
General and administrative	19,740	10,854
Professional fees	12,458	11,800
Occupancy	5,074	4,673
Total expenses	305,576	241,061
Operating income	204,101	167,678
Interest income	13,849	21,060
Interest expense	(587)	(1,718)
Other income (loss), net	4,221	—
Income before taxes	221,584	187,020
Provision for income taxes	(53,279)	(43,638)
Net income	168,305	143,382
Less: Net income attributable to non-controlling interests	19,923	17,240
Net income attributable to Tradeweb Markets Inc.	$148,382	$126,142

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.70	$0.59
Diluted	$0.69	$0.59
Weighted average shares outstanding:
Basic	213,087,496	212,709,872
Diluted	214,895,418	214,660,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$168,305	$143,382
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2025 and 2024	5,964	(2,364)
Unrealized gain on available-for-sale debt security, net of tax expense of $58 for the three months ended March 31, 2025	3,092	—
Other comprehensive income (loss), net of tax	9,056	(2,364)

Comprehensive income	177,361	141,018
Less: Net income attributable to non-controlling interests	19,923	17,240
Less: Other comprehensive income (loss) attributable to non-controlling interests	885	(232)
Comprehensive income attributable to Tradeweb Markets Inc.	$156,553	$124,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
Issuance of common stock from equity incentive plans	—	—	—	—	—	—	—	—	—
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	28,830	—	—	—	28,830
Adjustments to non-controlling interests	—	—	—	—	3,795	(1)	—	(3,794)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,416)	(7,416)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,573)	—	(25,573)
Stock-based compensation expense	—	—	—	—	22,708	—	—	—	22,708
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,590)	—	—	—	(47,590)
Net income	—	—	—	—	—	—	148,382	19,923	168,305
Other comprehensive income (loss)	—	—	—	—	—	8,171	—	885	9,056
Balance at March 31, 2025	$1	$1	$—	$—	$4,821,151	$(1,811)	$1,119,572	$608,291	$6,547,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisition	—	—	—	—	36,692	—	—	—	36,692
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Other comprehensive income (loss)	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net income	$168,305	$143,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,699	49,337
Stock-based compensation expense	22,187	16,402
Deferred taxes	9,610	8,118
Other (income) loss, net	(4,221)	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(30,972)	(155)
Deposits with clearing organizations	(47,246)	(77,811)
Accounts receivable	(46,632)	(24,657)
Receivable and due from affiliates/payable and due to affiliates, net	6,604	(3,493)
Deferred tax asset as a result of transferable tax credit purchase	17,646	—
Other assets	(18,909)	1,477
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	(21,612)
Accrued compensation	(121,644)	(85,330)
Deferred revenue	16,064	1,538
Accounts payable, accrued expenses and other liabilities	26,716	30,718
Net cash provided by operating activities	60,207	37,914
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(89,224)
Cash paid for investments	—	(500)
Purchases of furniture, equipment, software and leasehold improvements	(1,645)	(6,589)
Capitalized software development costs	(13,172)	(10,678)
Net cash used in investing activities	(14,817)	(106,991)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(844)	—
Proceeds from stock-based compensation exercises	—	2,807
Dividends	(25,573)	(21,286)
Distributions to non-controlling interests	(7,416)	(6,095)
Payroll taxes paid for stock-based compensation	(46,127)	(40,653)
Payments on tax receivable agreement liability	(3,066)	(25,543)
Net cash used in financing activities	(83,026)	(90,770)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,789	(1,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,847)	(161,587)
Cash, cash equivalents and restricted cash
Beginning of period	1,341,302	1,707,468
End of period	$1,307,455	$1,545,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$11,863	$4,453
Cash paid for interest	$1,385	$1,242
Non-cash investing and financing activities
Issuance of common stock for business acquisitions	$—	$36,692
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$964	$605
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$1,595	$3,356
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$28,830	$18,356

	March 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2025	2024
Cash and cash equivalents	$1,306,455	$1,340,302
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,307,455	$1,341,302

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both March 31, 2025 and December 31, 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Dealerweb LLC (“DW”) (formerly known as Hilliard Farber & Co., Inc. and Dealerweb Inc.), a registered broker-dealer under the Exchange Act and a member of FINRA and MSRB. DW is also registered as an introducing broker with the CFTC and a member of the NFA. Effective on January 2, 2025, Dealerweb Inc. merged with and into Dealerweb LLC, with Dealerweb LLC being the surviving entity.
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
•TW SEF LLC (“TW SEF”), a Swap Execution Facility (“SEF”) regulated by the CFTC and certain other global regulators and a registered security-based swap execution facility (“SBSEF”) under the Exchange Act.
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

•TW Technology and Trading Private Limited (“TTTL”), a private limited company incorporated in Mumbai, India, which is pending regulatory approval from the Reserve Bank of India as an Electronic Trading Platform for the trading of Indian Government Bonds and other local securities.
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
In August 2024, the Company acquired Institutional Cash Distributors (“ICD”) by purchasing all of the outstanding equity interests of each of ICD Intermediate Holdco 1, LLC, SCIC - ICD Blocker 1, Inc. and Parthenon Investors V ICD Blocker, Inc. (the “ICD Acquisition”). ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”) (collectively referred to herein as “money market funds”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the 2024 acquisition of ICD and its proprietary technology, the Company added “corporates” as a client channel, serving corporate treasury professionals, complementing the Company’s previously existing focus on institutional, wholesale and retail clients. See Note 4 – Acquisitions for additional details on this acquisition.
In January 2024, the Company acquired R8FIN Holdings LP (together with its subsidiaries, “r8fin”) (the “r8fin Acquisition”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (“EMS”) trading application to facilitate futures and cash trades. The solutions complement Tradeweb’s existing Dealerweb Active Streams, Dealerweb Central Limit Order Book (“CLOB”), Tradeweb Request-for-Quote (“RFQ”) and Tradeweb Automated Intelligent Execution (“AiEX”) offerings. See Note 4 – Acquisitions for additional details on this acquisition.
In August 2023, the Company acquired Yieldbroker, a leading Australian trading platform for Australian and New Zealand government bonds and interest rate derivatives, covering the institutional and wholesale client sector (the “Yieldbroker Acquisition”). This acquisition combined Australia and New Zealand’s highly attractive, fast-growing markets with Tradeweb’s international reach and scale.
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which is a fully executable central limit order book (“CLOB”) for electronic trading in on-the-run (“OTR”) U.S. government bonds.
As of March 31, 2025:
•The public investors collectively owned 116,439,381 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.7% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 78,209 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for the three months ended March 31, 2025 were impacted by 185,309 of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculation for the three months ended March 31, 2025 also includes 1,807,922 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.

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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated financial information as of December 31, 2024 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
As of March 31, 2025 and December 31, 2024, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $95.9 million and $92.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $6.1 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively.
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
As of March 31, 2025 and December 31, 2024, accumulated amortization related to software development costs totaled $317.3 million and $295.3 million, respectively. Amortization expense for software development costs was $22.0 million and $15.6 million for the three months ended March 31, 2025 and 2024, respectively.

Goodwill
Goodwill includes the excess of the fair value of the Company above the fair value accounting basis of the net assets and liabilities of the Company as previously applied under pushdown accounting in connection with the Refinitiv Transaction. Goodwill also includes the cost of acquired companies in excess of the fair value of identifiable net assets at the acquisition date, including the ICD Acquisition, the r8fin Acquisition, the Yieldbroker Acquisition and the NFI Acquisition, which were all accounted for as business combinations. Goodwill is not amortized, but is tested for impairment annually on October 1st and between annual tests, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Goodwill is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. The Company consists of one reporting unit for goodwill impairment testing purposes. An impairment loss is recognized if the estimated fair value of a reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.
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
As of March 31, 2025 and December 31, 2024, accumulated amortization related to intangible assets totaled $701.4 million and $666.8 million, respectively. Amortization expense for definite-lived intangible assets was $34.6 million and $28.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin that is used to pay traffic fees for using the Global Synchronizer. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and my use Canton Coins to pay fees associated with its own Canton Network activity. The cost basis of the Canton Coins received is initially recorded at fair value on the date of receipt as a component of other assets on the consolidated statements of financial condition and other revenue on the consolidated statements of income. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method on a per wallet basis to determine the cost basis of its Canton Coins for the computation of gains and losses on its disposal or sale. Realized gain (loss) on the disposal or sale of Canton Coins are included as a component of other income (loss), net in the consolidated statements of operations.
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
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a $0.9 million gain and a $1.2 million loss during the three months ended March 31, 2025 and 2024, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts during the three months ended March 31, 2025 and 2024 totaled a $6.3 million loss and a $4.4 million gain, respectively. As of March 31, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.

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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three months ended March 31, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three months ended March 31, 2025 or 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three months ended March 31, 2025 or 2024.
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
Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). The significant assumptions used to estimate the fair value as of grant date of the options awarded prior to the IPO did not reflect changes that would have occurred to these assumptions as a result of the IPO. The non-cash stock-based compensation expense associated with the Special Option Award began being expensed in the second quarter of 2019 and ended during the first quarter of 2024.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both March 31, 2025 and December 31, 2024, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
4.    Acquisitions
r8fin
On January 19, 2024, the Company completed its acquisition of r8fin in exchange for total purchase consideration of $125.9 million, consisting of $89.2 million in cash paid at closing (net of cash acquired) and the issuance of 374,601 shares of Class A common stock of the Corporation valued as of the acquisition date at $36.7 million. r8fin provides a suite of algorithmic-based tools as well as a thin-client EMS trading application to facilitate futures and cash trades.
The r8fin Acquisition was not material to the Company's condensed consolidated financial statements and therefore pro forma and current period results of this acquisition have not been presented.
ICD
On August 1, 2024, the Company completed its acquisition of ICD in exchange for total purchase consideration of $774.2 million.
In connection with the acquisition closing, the Corporation was required to issue and sell $4.5 million of shares of its Class A common stock in reliance on Section 4(a)(2) of the Securities Act, to an equityholder of the ICD seller, who was also an employee of ICD and is currently an employee of the Company. These shares of Class A common stock were issued and sold as restricted stock (“RSAs”), subject to vesting and forfeiture terms, pursuant to the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan. The 41,705 RSAs issued at closing, had a fair market value of $4.7 million as of the acquisition date, and will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
Cash paid at closing, net of $23.3 million in cash acquired and net of $4.5 million in proceeds from the sale of RSAs, totaled $773.8 million. Of this amount, $770.9 million was determined to be the net cash consideration transferred for the business combination, $1.4 million was recorded as compensation expense during the quarter ended September 30, 2024, related to the acceleration of vesting on the acquisition date of previously unvested stock awards issued by the ICD seller, and $1.4 million was recorded as a prepaid asset, to be recognized as compensation expense over a two-year required service period, relating to sale proceeds held in escrow for certain key executives, who are required to remain employed by the Company during that service period in order to receive the escrow portion of their sale proceeds.
ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments and with the 2024 acquisition of ICD and its proprietary technology, the Company added “corporates” as a client channel, serving corporate treasury professionals, complementing the Company’s previously existing focus on institutional, wholesale and retail clients.
ICD revenues of $24.7 million and operating income of $0.9 million, including $11.2 million of depreciation and amortization expense, were included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2025.
Supplemental Pro Forma Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Tradeweb Markets Inc. and ICD, on a pro forma basis, as though the companies had been combined as of January 1, 2023. The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the ICD Acquisition had taken place on January 1, 2023 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of Tradeweb Markets Inc. and ICD. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma financial information, including, without limitation, purchase accounting adjustments, acquisition related transaction costs, the removal of historical ICD interest expense and intangible asset amortization and the addition of intangible asset amortization and incremental stock-based compensation expense related to this acquisition, together with their consequential tax effects. The pro forma adjustments are based upon currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any anticipated synergies or operating cost reductions that may be achieved from integrating ICD into the rest of the Company.
The unaudited supplemental pro forma financial information for the three months ended March 31, 2024 are as follows:

Three Months Ended
March 31, 2024

(dollars in thousands)
Revenue	$432,919
Operating income	$167,358
Net income attributable to Tradeweb Markets Inc.	$125,442
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$378,757	$42,587	$298,262	$37,189
Subscription fees	460	55,317	470	49,211
LSEG market data fees	—	28,925	—	20,500
Other	792	2,839	362	2,745
Total revenue	$380,009	$129,668	$299,094	$109,645

Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2024	$30,800
New billings	66,479
Revenue recognized	(50,382)
Effect of foreign currency exchange rate changes	83
Deferred revenue balance - March 31, 2025	$46,980
During the three months ended March 31, 2025, the Company recognized into revenue $15.2 million in deferred revenue that was deferred as of December 31, 2024. During the three months ended March 31, 2024, the Company recognized into revenue $15.8 million in deferred revenue that was deferred as of December 31, 2023.
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
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was approximately 24.0% and 23.3%, respectively. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of March 31, 2025 and December 31, 2024, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $369.8 million and $372.8 million, respectively. During each of the three months ended March 31, 2025 and 2024, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2025		March 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,330,868	90.2%	213,098,420	90.2%
Number of LLC Interests held by non-controlling interests	23,066,538	9.8%	23,077,973	9.8%
Total LLC Interests outstanding	236,397,406	100.0%	236,176,393	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$148,382	$126,142
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	3,795	1,333
Net transfers (to) from non-controlling interests	3,795	1,333
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$152,177	$127,475
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no changes to those rights and privileges during the three months ended March 31, 2025.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisition (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
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
Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including restricted stock units (“RSUs”) and RSAs with only time-based vesting conditions, performance-based restricted stock units with both time and performance-based vesting conditions, stock options and dividend equivalent rights. The Company refers to performance-based restricted stock units that vest based on the financial performance of the Company as “PRSUs” and performance-based restricted stock units that vest based on market conditions, such as total shareholder return, as “PSUs”. RSUs, PRSUs and PSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. RSAs are issued shares of restricted Class A common stock that are released to an employee at the end of a vesting period. Stock options have a maximum contractual term of 10 years.

During the three months ended March 31, 2025, the Company granted 358,995 RSUs, 147,733 PRSUs and 65,532 PSUs at a weighted-average grant-date fair value of $135.02, $135.80 and $216.02, respectively.
RSU awards granted to employees will generally vest one-third each year over a three-year period, RSU awards granted to non-employee directors will generally vest after one year and RSAs vest at the end of a two-year period.
PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company. For PRSU awards granted during 2025 and 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant. For PRSU awards granted during 2023, the financial performance of the Company was determined based on the financial performance of the Company in the grant year, and any earned awards that remain outstanding are subject to time-based vesting conditions. For PRSU awards granted during 2023, 2024 and 2025, the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount.
PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier for PSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of PSUs granted in March 2025 and 2024 was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in those models were as follows:

	March 17, 2025 PSU Grant	March 15, 2024 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.04%	26.63%
Risk-Free Interest Rate	3.95%	4.44%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Total stock-based compensation expense	$22,187	$16,402
The stock-based compensation expense above excludes $0.5 million and $0.6 million of stock-based compensation expense capitalized to software development costs during the three months ended March 31, 2025 and 2024, respectively.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. There were no share repurchases during either the three months ended March 31, 2025 or 2024. As of March 31, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2022 Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock is recorded as a reduction to retained earnings.

Other Share Repurchases
During the three months ended March 31, 2025 and 2024, the Company withheld 346,219 and 452,821 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.46 and $96.80, respectively, and an aggregate value of $47.6 million and $43.8 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of March 31, 2025 and December 31, 2024, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Accounts receivable	$10	$786
Receivable and due from affiliates	1,100	8,094
Other assets	565	7
Accounts payable, accrued expenses and other liabilities	1,870	1,469
Deferred revenue	6,440	6,459
Payable and due to affiliates	574	763
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Revenue:
Subscription fees	$326	$304
LSEG market data fees (1)	28,925	20,500
Other fees	147	205
Expenses: (2)
Technology and communications	2,140	1,572
General and administrative	2	3
Professional fees	76	26
Occupancy	23	13
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

11.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of March 31, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,084,885	$—	$—	$1,084,885
Other assets – Digital Assets – Canton Coins	—	—	5,375	5,375
Other assets – Investment in available for sale debt securities	—	—	13,627	13,627
Total assets measured at fair value	$1,084,885	$—	$19,002	$1,103,887

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$570	$—	$570
Total liabilities measured at fair value	$—	$570	$—	$570

As of December 31, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,117,133	$—	$—	$1,117,133
Receivable and due from affiliates – Foreign exchange derivative contracts	—	7,844	—	7,844
Other assets – Digital Assets – Canton Coins	—	—	852	852
Other assets – Investment in available for sale debt securities	—	—	10,354	10,354
Total assets measured at fair value	$1,117,133	$7,844	$11,206	$1,136,183
Cash Equivalents
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investments in Available-for-Sale Debt Securities
In April 2024, the Company made an investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying condensed consolidated statements of financial condition at a fair value of $13.6 million and $10.4 million as of March 31, 2025 and December 31, 2024, respectively. The convertible note, including accrued interest, had an amortized cost basis of $10.5 million and $10.4 million as of March 31, 2025 and December 31, 2024, respectively. There were no credit losses recorded on the convertible note during the three months ended March 31, 2025. During the three months ended March 31, 2025, there was a $3.2 million unrealized gain recorded as a component of other comprehensive income related to an increase in fair value of the convertible note during the period. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.
Digital Assets - Canton Coins
The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin that is used to pay traffic fees for using the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. Beginning in the third quarter of 2024, the Company earned and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the three months ended March 31, 2025, the Company recognized $0.3 million in other revenue relating to Canton Coins received in exchange for providing services as a Super Validator and Validator. As of March 31, 2025, Canton Coins may only be transferred to other approved participants on the Canton Network and there is no public market for Canton Coins.
The following table presents the Company’s Canton Coin holdings as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins	1.5 billion	$969	$5,375	1.2 billion	$666	$852
The Company’s Canton Coin holdings are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins. Because of the lack of a public market, the fair value was determined using a combination of a development cost approach and a market approach. The Company’s valuation of its Canton Coins is highly subjective. As the Company held 1.5 billion and 1.2 billion Canton Coins as of March 31, 2025 and December 31, 2024, respectively, a significant increase or decrease in either the estimated development costs or market price, the weighting of the development cost versus the market approaches, or the discount for lack of marketability applied could have resulted in a significant change to the fair value measurement.

Level 3 Roll Forward
The table below presents a summary of the changes in fair value for level 3 assets during the three months ended March 31, 2025:

	Investment in Available for Sale Debt Securities	Digital Assets	Total Level 3 Assets
	(dollars in thousands)
Balance - December 31, 2024	$10,354	$852	$11,206
Additions	123	302	425
Dispositions	—	—	—
Total realized and unrealized gains included in other income (loss), net	—	4,221	4,221
Total realized and unrealized gains included in other comprehensive income (loss)	3,150	—	3,150
Balance - March 31, 2025	$13,627	$5,375	$19,002
During the three months ended March 31, 2025, the Company recognized unrealized gains relating to level 3 assets held at March 31, 2025 totaling $4.2 million, included as a component of other income (loss), net on the accompanying condensed consolidated statements of income and $3.2 million included as a component of other comprehensive income on the accompanying condensed consolidated statements of comprehensive income. There were no unrealized or realized gains (losses) relating to level 3 assets recognized during the three months ended March 31, 2024.
There were no material realized gains or realized losses recorded on the disposition of digital assets during the three months ended March 31, 2025.
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$283,976	$238,182
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

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$(6,320)	$4,351

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of March 31, 2025	(dollars in thousands)
Assets
Cash and restricted cash	$222,570	$222,570	$—	$—	$222,570
Receivable from brokers and dealers and clearing organizations	135,760	—	135,760	—	135,760
Deposits with clearing organizations	102,048	102,048	—	—	102,048
Accounts receivable	271,505	—	271,505	—	271,505
Other assets – Memberships in clearing organizations	3,126	—	—	3,126	3,126
Total	$735,009	$324,618	$407,265	$3,126	$735,009

Liabilities
Payable to brokers and dealers and clearing organizations	$104,799	$—	$104,799	$—	$104,799
Total	$104,799	$—	$104,799	$—	$104,799

As of December 31, 2024
Assets
Cash and restricted cash	$224,169	$224,169	$—	$—	$224,169
Receivable from brokers and dealers and clearing organizations	67,805	—	67,805	—	67,805
Deposits with clearing organizations	54,702	54,702	—	—	54,702
Accounts receivable	222,268	—	222,268	—	222,268
Other assets – Memberships in clearing organizations	2,918	—	—	2,918	2,918
Total	$571,862	$278,871	$290,073	$2,918	$571,862

Liabilities
Payable to brokers and dealers and clearing organizations	$67,816	$—	$67,816	$—	$67,816
Total	$67,816	$—	$67,816	$—	$67,816
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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are minority equity investments in various companies without readily determinable fair values of $17.8 million as of both March 31, 2025 and December 31, 2024. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.

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
The Company self-clears U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of March 31, 2025, the Company recorded a $135.8 million receivable and a $104.8 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $31.0 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of March 31, 2025 were fully settled during April 2025.
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
As of March 31, 2025 and December 31, 2024, the Company maintained an allowance for credit losses with regard to its receivables of $0.3 million and $0.4 million, respectively. For the three months ended March 31, 2025, recoveries resulted in a reversal of credit loss expense totaling $166,000 and for the three months ended March 31, 2024, credit loss expense was $8,000.
13.    Commitments and Contingencies
From time to time, the Company is subject to various claims, lawsuits and other legal proceedings, including reviews, investigations and proceedings by governmental and self-regulatory agencies regarding its business. While the ultimate resolution of these matters cannot presently be determined, the Company does not believe that, taking into account any applicable insurance coverage, any of the pending legal proceedings, could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
In the normal course of business, the Company enters into agreements with its clients which provide the clients with indemnification rights, including in the event that the electronic marketplaces of the Company infringe upon the intellectual property or other proprietary right of a third party. The Company’s exposure under these agreements is unknown as this would involve estimating future claims against the Company which have not yet occurred. However, based on its experience, the Company expects the risk of a material loss to be remote.
The Company was dismissed from a class action relating to an interest rate swaps matter in 2017, but that matter continues against the remaining defendant financial institutions with respect to the case brought by certain swap execution facilities.
The Company records its best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. Based on its experience, the Company believes that the amount of damages claimed in a legal proceeding is not a meaningful indicator of the potential liability. At this time, the Company cannot reasonably predict the timing or outcomes of, or estimate the amount of loss, or range of loss, if any, related to its pending legal proceedings, and therefore does not have any contingency reserves established for any of these matters.
Revolving Credit Facility
On November 21, 2023, the Company entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019.
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

As of March 31, 2025, there were no letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. As of December 31, 2024, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of March 31, 2025:

Amount
(dollars in thousands)
Reminder of 2025	9,266
2026	9,697
2027	9,085
2028	3,663
2029	3,356
Thereafter	221
Total future lease payments	35,288
Less imputed interest	(3,017)
Lease liability	$32,271
The lease payments above exclude $159.2 million of future minimum lease payments for a lease signed but not yet commenced as of March 31, 2025. This lease, for the Company’s New York City headquarters, is expected to commence in mid-2025 and has an expected initial lease term of approximately 16 years.
14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$148,382	$126,142
Less: Distributed and undistributed earnings allocated to participating securities (1)	(129)	(95)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$148,253	$126,047

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,087,496	212,709,872
Dilutive effect of PRSUs	434,441	500,978
Dilutive effect of options	289,873	599,574
Dilutive effect of RSUs and RSAs	553,747	444,066
Dilutive effect of PSUs	529,861	406,363
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,895,418	214,660,853

Earnings per share - Basic	$0.70	$0.59
Earnings per share - Diluted	$0.69	$0.59
(1)During the three months ended March 31, 2025 and 2024, there was a total of 185,309 and 159,957, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.

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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

Anti-dilutive Shares:
PRSUs	—	—
Options	—	—
RSUs and RSAs	240,797	426,980
PSUs	—	—
LLC Interests	23,070,027	23,077,973
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
15.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act. TEL, TESL and ICDLT are subject to certain financial resource requirements with the FCA in the UK, TWJ is subject to certain financial resource requirements with the FCA in Japan, TWEU and TESBV are subject to certain financial resource requirements with the AFM in the Netherlands, ICDEU is subject to certain financial resource requirements with the CMVM in Portugal, YB is subject to certain financial resource requirements with ASIC in Australia and TDIFC is subject to certain financial resource requirements with DFSA in the Dubai International Financial Centre. At March 31, 2025 and December 31, 2024, the regulatory capital requirements and regulatory capital for these entities are as follows:

	March 31, 2025			December 31, 2024
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$59,460	$3,280	$56,180	$63,532	$3,646	$59,886
DW	212,023	3,205	208,818	204,134	4,359	199,775
TWD	48,279	1,585	46,694	52,808	1,208	51,600
TEL	90,696	33,465	57,231	56,152	32,499	23,653
TWJ	11,572	2,543	9,029	3,589	2,841	748
TWEU	8,393	7,109	1,284	8,073	6,838	1,235
TESL	5,926	970	4,956	5,755	942	4,813
TESBV	3,278	1,432	1,846	1,591	1,377	214
YB	5,374	200	5,174	11,677	—	11,677
TDIFC	250	30	220	250	30	220
ICDLC	12,889	625	12,264	20,845	594	20,251
ICDLT	8,059	3,086	4,973	6,504	2,997	3,507
ICDEU	513	156	357	523	150	373
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$67,554	$17,500	$50,054	$50,974	$16,500	$34,474
DW SEF	13,883	9,096	4,787	14,083	9,062	5,021

	March 31, 2025			December 31, 2024
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$21,728	$4,375	$17,353	$28,163	$4,125	$24,038
DW SEF	7,971	2,274	5,697	9,956	2,266	7,690
16.    Business Segment and Geographic Information

The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. Through its electronic marketplaces, the Company facilitates trading by clients across the institutional, wholesale, retail and corporates client sectors and builds comprehensive market data sets that it is able to separately sell to clients, primarily LSEG, as incremental market data revenue. Because of the highly integrated nature of these marketplaces and services and the global financial markets in which the Company competes, the Chief Operating Decision Maker (the “CODM”) reviews financial information on a global consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined it operates as one operating segment and one reportable segment.
Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. Significant expense categories included in consolidated net income that are regularly provided to the CODM include employee compensation and benefits, technology and communications, general and administrative, professional fees and occupancy, each as presented on the accompanying condensed consolidated statements of income.
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Revenues
Institutional	$308,071	$247,337
Wholesale	102,287	97,211
Retail	35,895	35,169
Corporates	24,717	—
Market Data	38,707	29,022
Total revenue	509,677	408,739
Less:
Employee compensation and benefits	176,877	143,087
Technology and communications	28,728	21,310
General and administrative	19,740	10,854
Professional fees	12,458	11,800
Occupancy	5,074	4,673
Other segment items (1)	98,495	73,633
Net income	$168,305	$143,382
(1)Other segment items include depreciation and amortization, the tax receivable agreement liability adjustment, interest income, interest expense, other (income) loss, net and provision for income taxes, each as presented on the accompanying condensed consolidated statements of income.

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
The following table provides revenue by geographic area:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Revenues
U.S.	$297,881	$254,098
International	211,796	154,641
Total revenue	$509,677	$408,739
The following table provides information on the attribution of long-lived assets by geographic area:

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Long-lived assets
U.S.	$4,731,389	$4,777,770
International	27,036	29,478
Total	$4,758,425	$4,807,248
17.    Subsequent Events
On April 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the second quarter of 2025. This dividend will be payable on June 16, 2025 to stockholders of record as of June 2, 2025.
On April 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $52.4 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 2, 2025, payable on June 12, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Basis of Presentation,” “Use of Non-GAAP Financial Measures” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2024 Form 10-K.
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
In our corporates client sector, we provide comprehensive investment technology and research solutions tailored to the needs of corporate treasury organizations globally. These solutions enable efficient trading of institutional money market funds and other short-term investments. We expanded into the corporates client sector through our acquisition of Institutional Cash Distributors (“ICD”) on August 1, 2024 (the “ICD Acquisition”). The addition of ICD to our network broadened our product suite, further diversified our client and revenue base and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.
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
On August 1, 2024, we completed our acquisition of ICD. ICD revenues of $24.7 million and operating income of $0.9 million, including $11.2 million of depreciation and amortization expense, were included in our condensed consolidated statements of income for the three months ended March 31, 2025. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details of this acquisition.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2025 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes, including recent and potential future changes in tariffs, international trade agreements or trade policies and other potential material changes to prior laws, rules and regulations, guidance and enforcement stances, and concerns with respect to the banking industry, including as a result of any bank failures.
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
Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is periodically reviewed and amended, typically resulting in enforcement of new laws and regulations that apply to our business. The regulatory environment in the United States and abroad may be subject to future legislative and regulatory changes driven by current U.S. and global issues and priorities. Legislative and regulatory changes may include the promulgation of new or revised laws and regulations, or the adoption of changes in the interpretation of or the repeal of existing laws and regulations, or the abandonment of any pending legislative or regulatory proposals. The impact of any changes in the legal or regulatory landscape on us and our operations generally remains uncertain. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. Currently, we believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and requirements could potentially have a positive impact on certain markets.

Competitive Environment
We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platforms. Our ability to compete is influenced by key factors such as (i) developments in trading platforms and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platforms, (v) our ability to hire and retain talent, (vi) our ability to pursue strategic acquisitions and alliances and (vii) our ability to maintain the security of our platforms and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three months ended March 31, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three months ended March 31, 2025 or 2024. The IRA also did not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three months ended March 31, 2025 and 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three months ended March 31, 2025 or 2024.
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
The mix between fixed and variable revenue may change overtime. During the remainder of 2025, we expect to see a shift in a portion of revenues from variable to fixed based on current and expected changes in certain contracts, including the introduction of minimum fee floors into certain existing variable fee plans, however over time, we expect these changes to be neutral to total revenue and ultimately accretive to long-term market share and revenues.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of March 31, 2025, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.
Results of Operations
For the Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024
The following table sets forth a summary of our statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$509,677	$408,739	$100,938	24.7%
Total expenses	305,576	241,061	64,515	26.8%
Operating income	204,101	167,678	36,423	21.7%
Interest income	13,849	21,060	(7,211)	(34.2)%
Interest expense	(587)	(1,718)	1,131	(65.8)%
Other income (loss), net	4,221	—	4,221	N/M
Income before taxes	221,584	187,020	34,564	18.5%
Provision for income taxes	(53,279)	(43,638)	(9,641)	22.1%
Net income	168,305	143,382	24,923	17.4%
Less: Net income attributable to non-controlling interests	19,923	17,240	2,683	15.6%
Net income attributable to Tradeweb Markets Inc.	$148,382	$126,142	$22,240	17.6%
N/M = not meaningful

Revenues
Our revenues for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$421,344	82.7%	$335,451	82.1%	$85,893	25.6%
Subscription fees (1)	84,702	16.6	70,181	17.2	14,521	20.7%
Other	3,631	0.7	3,107	0.8	524	16.9%
Total revenue	$509,677	100.0%	$408,739	100.0%	$100,938	24.7%

Components of total revenue growth:
Constant currency change (2)						25.8%
Foreign currency impact						(1.1)%
Total revenue growth						24.7%
(1)Subscription fees for the three months ended March 31, 2025 and 2024 include $28.9 million and $20.5 million, respectively, of LSEG market data fees.
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

Our strong results for the first quarter of 2025 reflected significant organic growth and solid contributions from our recent acquisition of ICD. We remained focused on and grew market share while also benefiting from market volatility around economic and geopolitical uncertainty contributing to broad-based volume growth, which underscored our sustained momentum across asset classes. The primary driver of the $100.9 million increase in revenue was related to an $85.9 million increase in transaction fees and commissions to $421.3 million for the three months ended March 31, 2025 from $335.5 million for the three months ended March 31, 2024, primarily due to higher revenues for rates derivatives products, U.S. government bonds, credit derivative products and European exchange traded funds (“ETFs”), as well as the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended March 31, 2025.
Our total revenue by asset class for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$265,432	$214,093	$51,339	24.0%
Credit	124,000	115,839	8,161	7.0%
Equities	31,410	27,050	4,360	16.1%
Money Markets	43,712	16,791	26,921	160.3%
Market Data	38,707	29,022	9,685	33.4%
Other	6,416	5,944	472	7.9%
Total revenue	$509,677	$408,739	$100,938	24.7%

Our variable and fixed revenues by asset class for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$197,357	$68,075	$153,697	$60,396	$43,660	$7,679	28.4%	12.7%
Credit	113,542	10,458	108,028	7,811	5,514	2,647	5.1%	33.9%
Equities	29,206	2,204	24,674	2,376	4,532	(172)	18.4%	(7.2)%
Money Markets	39,395	4,317	12,563	4,228	26,832	89	213.6%	2.1%
Market Data	111	38,596	132	28,890	(21)	9,706	(15.9)%	33.6%
Other	398	6,018	—	5,944	398	74	N/M	1.2%
Total revenue	$380,009	$129,668	$299,094	$109,645	$80,915	$20,023	27.1%	18.3%
N/M = not meaningful
A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended March 31, 2025 and 2024, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2025		2024		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,443,034	$88,768,625	$1,265,684	$77,689,084	14.0%
Rates Cash	558,883	34,192,846	465,682	28,267,435	20.0%
Rates Derivatives	884,151	54,575,779	800,001	49,421,649	10.5%
Swaps / Swaptions Tenor (greater than 1 year)	511,006	31,417,062	502,364	31,037,681	1.7%
Other Rates Derivatives (1)	373,145	23,158,716	297,638	18,383,968	25.4%

Credit	48,692	2,991,132	34,921	2,144,027	39.4%
Cash Credit (2)	12,078	742,665	10,587	651,169	14.1%
Credit Derivatives, China Bonds and U.S. Cash EP	36,613	2,248,467	24,334	1,492,858	50.5%

Equities	26,550	1,607,892	27,451	1,681,441	(3.3)%
Equities Cash	12,448	757,820	12,613	775,073	(1.3)%
Equities Derivatives	14,101	850,072	14,838	906,368	(5.0)%

Money Markets	1,029,045	71,157,465	576,573	35,371,612	78.5%

Total (4)	$2,547,321	$164,525,114	$1,904,628	$116,886,163	33.7%
Total excluding Other Rates Derivatives (3)	$2,174,176	$141,366,398	$1,606,990	$98,502,195	35.3%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
(4)We acquired r8fin and ICD on January 19, 2024 and August 1, 2024, respectively. Total volume reported includes volumes from each acquired business subsequent to the closing date of the applicable acquisition. For average daily volume derived from acquisitions, the denominator is the number of trading days within the reporting period that have elapsed from the acquisition date to the end date of the reporting period.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended March 31, 2025 and 2024 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
Rates	$2.22	$1.98	$0.24	12.3%
Rates Cash	$2.36	$2.56	$(0.20)	(7.8)%
Rates Derivatives	$2.14	$1.65	$0.49	29.5%
Rates Derivatives (greater than 1 year)	$3.53	$2.49	$1.04	41.9%
Other Rates Derivatives (1)	$0.24	$0.22	$0.02	9.9%

Credit	$37.96	$50.39	$(12.43)	(24.7)%
Cash Credit (2)	$134.28	$150.84	$(16.56)	(11.0)%
Credit Derivatives, China Bonds and U.S. Cash EP	$6.15	$6.57	$(0.42)	(6.5)%

Equities	$18.16	$14.68	$3.48	23.7%
Equities Cash	$30.39	$25.95	$4.44	17.1%
Equities Derivatives	$7.27	$5.06	$2.21	43.6%

Money Markets	$0.55	$0.36	$0.19	53.8%

Total	$2.31	$2.56	$(0.25)	(9.9)%
Total excluding Other Rates Derivatives (3)	$2.64	$2.99	$(0.35)	(11.5)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $51.3 million or 24.0% to $265.4 million for the three months ended March 31, 2025 compared to $214.1 million for the three months ended March 31, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for rates increased primarily due to a mix shift away from rates derivative compression activity, which has a lower variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $8.2 million or 7.0% to $124.0 million for the three months ended March 31, 2025 compared to $115.8 million for the three months ended March 31, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for credit derivative products and municipals, as well as an increase in fixed revenues. The increase in fixed revenues was primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for credit decreased primarily due to a shift in the mix and methods of products traded, including certain market participants opting for pricing plans with more fixed fee components, resulting in a shift from variable to fixed revenue within U.S. corporate bonds and a mix shift towards derivatives products, which have a lower variable fee capture compared to overall credit.

Equities. Revenues from our equities asset class increased by $4.4 million or 16.1% to $31.4 million for the three months ended March 31, 2025 compared to $27.1 million for the three months ended March 31, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for European ETFs and equity derivative products.
Average variable fees per million for equities increased primarily due to a shift in the mix of products traded, including higher volumes in European ETFs, which have a higher variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class increased by $26.9 million or 160.3% to $43.7 million for the three months ended March 31, 2025 compared to $16.8 million for the three months ended March 31, 2024 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Average variable fees per million for money markets increased primarily due to a shift in the mix of products traded in this category as a result of the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, which have a higher variable fee capture compared to the historical product mix, partially offset by a mix shift towards repurchase agreements which have a lower variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $9.7 million or 33.4% to $38.7 million for the three months ended March 31, 2025 compared to $29.0 million for the three months ended March 31, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $0.5 million or 7.9% to $6.4 million for the three months ended March 31, 2025 compared to $5.9 million for the three months ended March 31, 2024.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$308,071	$247,337	$60,734	24.6%
Wholesale	102,287	97,211	5,076	5.2%
Retail	35,895	35,169	726	2.1%
Corporates	24,717	—	24,717	N/M
Market Data	38,707	29,022	9,685	33.4%
Total revenue	$509,677	$408,739	$100,938	24.7%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $60.7 million or 24.6% to $308.1 million for the three months ended March 31, 2025 from $247.3 million for the three months ended March 31, 2024. The increase was derived primarily from higher revenues for rates derivatives products, credit derivative products, U.S., European and other government bonds, U.S. and European corporate bonds, European ETFs and mortgages.
Wholesale. Revenues from our wholesale client sector increased by $5.1 million or 5.2% to $102.3 million for the three months ended March 31, 2025 from $97.2 million for the three months ended March 31, 2024. The increase was derived primarily from higher revenues for U.S. government bonds.
Retail. Revenues from our retail client sector were relatively flat at $35.9 million for the three months ended March 31, 2025, an increase of $0.7 million or 2.1% from $35.2 million for the three months ended March 31, 2024.

Corporates. Revenues from our corporates client sector were $24.7 million for the three months ended March 31, 2025. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended March 31, 2025.
Market Data. Revenues from our market data client sector increased by $9.7 million or 33.4% to $38.7 million for the three months ended March 31, 2025 from $29.0 million for the three months ended March 31, 2024. The increase was derived primarily from increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$297,881	$254,098	$43,783	17.2%
International	211,796	154,641	57,155	37.0%
Total revenue	$509,677	$408,739	$100,938	24.7%
U.S. Revenues from U.S. clients increased by $43.8 million or 17.2% to $297.9 million for the three months ended March 31, 2025 from $254.1 million for the three months ended March 31, 2024 primarily due to higher revenues for money markets, including the contribution from the ICD Acquisition, rates derivative products, U.S. government bonds, market data, mortgages and municipals.
International. Revenues from International clients increased by $57.2 million or 37.0% to $211.8 million for the three months ended March 31, 2025 from $154.6 million for the three months ended March 31, 2024 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD Acquisition, market data, credit derivative products and European ETFs.
Operating Expenses
Our expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$176,877	$143,087	$33,790	23.6%
Depreciation and amortization	62,699	49,337	13,362	27.1%
Technology and communications	28,728	21,310	7,418	34.8%
General and administrative	19,740	10,854	8,886	81.9%
Professional fees	12,458	11,800	658	5.6%
Occupancy	5,074	4,673	401	8.6%
Total expenses	$305,576	$241,061	$64,515	26.8%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $33.8 million or 23.6% to $176.9 million for the three months ended March 31, 2025 from $143.1 million for the three months ended March 31, 2024. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonus and benefits associated with our continued growth, including the August 1, 2024 ICD Acquisition. As of March 31, 2025, December 31, 2024 and March 31, 2024, we had 1,435, 1,412 and 1,185 employees globally, respectively.

Depreciation and Amortization. Expenses related to depreciation and amortization increased by $13.4 million or 27.1% to $62.7 million for the three months ended March 31, 2025 from $49.3 million for the three months ended March 31, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD Acquisition on August 1, 2024.
Technology and Communications. Expenses related to technology and communications increased by $7.4 million or 34.8% to $28.7 million for the three months ended March 31, 2025 from $21.3 million for the three months ended March 31, 2024. The increase was primarily due to investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs increased by $8.9 million or 81.9% to $19.7 million for the three months ended March 31, 2025 from $10.9 million for the three months ended March 31, 2024. The increase was primarily due to an $8.6 million increase in foreign exchange losses during the three months ended March 31, 2025 compared to the prior year period. Realized and unrealized foreign currency losses totaled $5.4 million during the three months ended March 31, 2025 as compared to $3.2 million in gains during three months ended March 31, 2024. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement gains on transactions in nonfunctional currencies. Increases in travel and entertainment costs to support our continued growth also contributed to the overall increase in general and administrative expenses.
Professional Fees. Expenses related to professional fees increased by $0.7 million or 5.6% to $12.5 million for the three months ended March 31, 2025 from $11.8 million for the three months ended March 31, 2024, primarily due to higher technology consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $0.4 million or 8.6% to $5.1 million for the three months ended March 31, 2025 from $4.7 million for the three months ended March 31, 2024. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Interest Income
Interest income decreased by $7.2 million to $13.8 million for the three months ended March 31, 2025 from $21.1 million for the three months ended March 31, 2024 primarily due to a decrease in the average interest rates earned period-over-period and a decrease in our average invested cash balance as a result of the cash paid in connection with the August 1, 2024 ICD Acquisition.
Interest Expense
Interest expense decreased by $1.1 million to $0.6 million for the three months ended March 31, 2025 from $1.7 million for the three months ended March 31, 2024 primarily due to timing of payments made under the Tax Receivable Agreement. No interest expense was incurred on payments due under the Tax Receivable Agreement during the three months ended March 31, 2025 compared to $1.2 million of interest expense during the three months ended March 31, 2024.
Other Income (Loss), Net
Other income was $4.2 million for the three months ended March 31, 2025 due to an unrealized gain relating to the increase in fair value of our Canton Coin holdings during the three months ended March 31, 2025. There was no other income (loss), net during the three months ended March 31, 2024.
Income Taxes
Income tax expense increased by $9.6 million to $53.3 million for the three months ended March 31, 2025 from $43.6 million for the three months ended March 31, 2024. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2025 was approximately 24.0%, compared with 23.3% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three months ended March 31, 2025 and 2024. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of both March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $1.3 billion. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”
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
Cash Dividends
On April 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the second quarter of 2025. This dividend will be payable on June 16, 2025 to stockholders of record as of June 2, 2025.
In March 2025, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $25.6 million during the three months ended March 31, 2025.
Cash Distributions
On April 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $52.4 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 2, 2025, payable on June 12, 2025.
In March 2025, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $75.8 million during the three months ended March 31, 2025, including distributions to Tradeweb Markets Inc. of $68.4 million and distributions to non-controlling interests of $7.4 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the three months ended March 31, 2025, the Company did not repurchase any shares pursuant to the 2022 Share Repurchase Program. As of March 31, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the three months ended March 31, 2025, the Company withheld 346,219 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.46 and an aggregate value of $47.6 million, based on the price of the Class A common stock on the date the relevant withholding occurred.

Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of March 31, 2025, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $369.8 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of March 31, 2025, we expect to make tax receivable agreement liability payments of approximately $18.4 million within the next 12 months and approximately $351.4 million thereafter.
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
Indebtedness
As of March 31, 2025 and December 31, 2024, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of March 31, 2025, there were no letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of March 31, 2025, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
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
As of March 31, 2025, our operating lease liabilities totaled $32.3 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $11.8 million and $23.5 million, respectively. In addition, we are obligated on long-term future minimum lease payments of $159.2 million for a lease signed but not yet commenced as of March 31, 2025.

Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for capital expenditures and software development costs for fiscal year 2025 to be between $99 million and $109 million, compared to expenditures of $88.9 million in fiscal year 2024, with the midpoint of our 2025 capital expenditure guidance up 17% versus fiscal year 2024 primarily due to anticipated capitalized one-time spend associated with our New York City headquarters relocation. Excluding the 2024 and 2025 one-time spend, the mid-point growth is projected to be approximately 3% higher year over year.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2025 and December 31, 2024, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $84.3 million and $83.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
We self-clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of March 31, 2025, we recorded a $135.8 million receivable and a $104.8 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $31.0 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of March 31, 2025 were fully settled during April 2025. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable and receivable and due from affiliates. Current liabilities consist of, as applicable, securities sold under agreements to repurchase, payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable and due to affiliates, accounts payable, accrued expenses and other liabilities, lease liabilities and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions.

Our working capital as of March 31, 2025 and December 31, 2024 was as follows:

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Cash and cash equivalents	$1,306,455	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	135,760	67,805
Deposits with clearing organizations	102,048	54,702
Accounts receivable	271,505	222,268
Receivable and due from affiliates	1,100	8,094
Total current assets	1,817,868	1,694,171
Payable to brokers and dealers and clearing organizations	104,799	67,816
Accrued compensation	103,485	222,959
Deferred revenue	46,980	30,800
Payable and due to affiliates	574	763
Current portion of:
Accounts payable, accrued expenses and other liabilities	121,410	94,620
Lease liabilities	10,408	11,963
Tax receivable agreement liability	18,371	3,981
Total current liabilities	406,027	432,902
Total working capital	$1,411,841	$1,261,269
Current Assets
Current assets increased to $1.8 billion as of March 31, 2025 from $1.7 billion as of December 31, 2024 primarily due to an increase in receivables from brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale platform transactions and a higher value of fails to deliver, all of which settled in April 2025, and an increase in accounts receivable resulting from an increase in revenues and timing of collections. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities decreased to $406.0 million as of March 31, 2025 from $432.9 million as of December 31, 2024 primarily due to a decrease in accrued compensation as a result of annual bonus payments, which occurred during the three months ended March 31, 2025. This decrease was offset by an increase in payable to brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale platform transactions and a higher value of fails to receive, all of which settled in April 2025.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$60,207	$37,914
Net cash used in investing activities	(14,817)	(106,991)
Net cash used in financing activities	(83,026)	(90,770)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,789	(1,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,847)	$(161,587)
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
Net cash provided by operating activities for the three months ended March 31, 2025 was $60.2 million, an increase of $22.3 million over the three months ended March 31, 2024, primarily driven by a decrease in cash used to fund deposits with clearing organizations and an increase in net income, partially offset by an increase in cash paid in the first quarter of 2025 for incentive compensation tied to our 2024 financial performance and an increase in net cash used to self fund the clearing of payables to brokers and dealers and clearing organizations resulting from unsettled wholesale platform transactions and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $14.8 million for the three months ended March 31, 2025, which consisted of $13.2 million of capitalized software development costs and $1.6 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $107.0 million for the three months ended March 31, 2024, which consisted of $89.2 million of total net cash paid for the acquisition of r8fin (net of cash acquired), $10.7 million of capitalized software development costs and $6.6 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $83.0 million, and was primarily driven by $46.1 million in payroll tax payments for PRSUs and RSUs, $25.6 million in cash dividends to our Class A and Class B common stockholders, $7.4 million in distributions to non-controlling interest holders, and $3.1 million in payments due under our Tax Receivable Agreement. Net cash used in financing activities for the three months ended March 31, 2024 was $90.8 million, and was primarily driven by $37.8 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $25.5 million in payments due under our Tax Receivable Agreement, $21.3 million in cash dividends to our Class A and Class B common stockholders and $6.1 million in distributions to non-controlling interest holders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Cash flow from operating activities	$60,207	$37,914
Less: Capitalization of software development costs	(13,172)	(10,678)
Less: Purchases of furniture, equipment and leasehold improvements	(1,645)	(6,589)
Free Cash Flow	$45,390	$20,647
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
We use Adjusted Net Income and Adjusted Diluted EPS as supplemental metrics to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. We exclude certain stock-based compensation expense and related payroll taxes, tax receivable agreement liability adjustments, merger and acquisition transaction and integration costs and acquisition and Refinitiv Transaction-related depreciation and amortization for the reasons described above. Each of the adjustments described in the definition of Adjusted Net Income helps to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses. In addition to excluding items that are non-recurring or may not be indicative of our ongoing operating performance, by assuming the full exchange of all outstanding LLC Interests held by non-controlling interests, we believe that Adjusted Net Income and Adjusted Diluted EPS for Tradeweb Markets Inc. facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period, because it eliminates the effect of any changes in net income attributable to Tradeweb Markets Inc. driven by increases in our ownership of TWM LLC, which are unrelated to our operating performance.
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
The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands)
Net income	$168,305	$143,382
Merger and acquisition transaction and integration costs (1)	2,496	3,614
Interest income	(13,849)	(21,060)
Interest expense	587	1,718
Depreciation and amortization	62,699	49,337
Stock-based compensation expense (2)	594	1,183
Provision for income taxes	53,279	43,638
Foreign exchange (gains) / losses (3)	8,329	(2,284)
Tax receivable agreement liability adjustment (4)	—	—
Other (income) loss, net	(4,221)	—
Adjusted EBITDA	$278,219	$219,528
Less: Depreciation and amortization	(62,699)	(49,337)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	45,473	34,367
Adjusted EBIT	$260,993	$204,558
Net income margin	33.0%	35.1%
Adjusted EBITDA margin	54.6%	53.7%
Adjusted EBIT margin	51.2%	50.0%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2025, this adjustment also includes $0.6 million of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
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

	Three Months Ended
	March 31,
	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.6%	53.7%	+88 bps	+79 bps
Adjusted EBIT margin	51.2%	50.0%	+116 bps	+110 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(dollars in thousands except per share amounts)
Earnings per diluted share	$0.69	$0.59
Net income attributable to Tradeweb Markets Inc.	$148,382	$126,142
Net income attributable to non-controlling interests (1)	19,923	17,240
Net income	168,305	143,382
Provision for income taxes	53,279	43,638
Merger and acquisition transaction and integration costs (2)	2,496	3,614
D&A related to acquisitions and the Refinitiv Transaction (3)	45,473	34,367
Stock-based compensation expense (4)	594	1,183
Foreign exchange (gains) / losses (5)	8,329	(2,284)
Tax receivable agreement liability adjustment (6)	—	—
Other (income) loss, net	(4,221)	—
Adjusted Net Income before income taxes	274,255	223,900
Adjusted income taxes (7)	(68,564)	(55,975)
Adjusted Net Income	$205,691	$167,925
Adjusted Diluted EPS (8)	$0.86	$0.71
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2025, this adjustment also includes $0.6 million of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% applied to Adjusted Net Income before income taxes for both the three months ended March 31, 2025 and March 31, 2024.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2025 and 2024:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended
	March 31,
	2025	2024
Diluted weighted average shares of Class A and Class B common stock outstanding	214,895,418	214,660,853
Weighted average of other participating securities (1)	185,309	159,957
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,070,027	23,077,973
Adjusted diluted weighted average shares outstanding	238,150,754	237,898,783
Adjusted Net Income (in thousands)	$205,691	$167,925
Adjusted Diluted EPS	$0.86	$0.71
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
During each of the three months ended March 31, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 17, 2025, we granted 65,532 PSUs with a grant date fair value totaling $14.2 million, which will be amortized into expense on a straight-line basis through December 31, 2027. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.04% and a risk-free interest rate of 3.95%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three months ended March 31, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted during 2025 and 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of March 31, 2025, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for the three months ended March 31, 2025 by approximately $2.0 million.

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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both March 31, 2025 and December 31, 2024, we had a $1.7 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency and Derivative Risk
We have global operations and substantial portions of our revenues, expenses, assets and liabilities are generated and denominated in non-U.S. dollar currencies.
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
% of revenue denominated in foreign currencies (1)	30%	30%
% of operating expenses denominated in foreign currencies (2)	15%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a $0.9 million gain and a $1.2 million loss during the three months ended March 31, 2025 and 2024, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Euros	$1.05	$1.09
British pound sterling	$1.26	$1.27
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three months ended March 31, 2025 and 2024:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	March 31,
	2025	2024
Increase (decrease) in revenue	$(4,200)	$50
Increase (decrease) in operating income	$(3,400)	$(500)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	March 31,
		2025		2024
All currencies
Effect of 10% change on revenue	+/-	$16,900	+/-	$13,400
Effect of 10% change on operating income	+/-	$12,000	+/-	$9,000
Euros
Effect of 10% change on revenue	+/-	$14,700	+/-	$11,900
Effect of 10% change on operating income	+/-	$14,300	+/-	$11,400
British pound sterling
Effect of 10% change on revenue	+/-	$900	+/-	$500
Effect of 10% change on operating income	+/-	$2,800	+/-	$2,700
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2025 and December 31, 2024, the notional amount of our foreign currency forward contracts was $284.0 million and $238.2 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a $6.3 million loss and a $4.4 million gain during the three months ended March 31, 2025 and 2024, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of March 31, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of March 31, 2025 and December 31, 2024, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.4 million, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2024 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we did not repurchase any securities pursuant to the 2022 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*†	Employment Offer Letter by and between Amy Clack and Tradeweb Markets LLC, dated as of May 9, 2024.

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

TRADEWEB MARKETS INC.

April 30, 2025	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

April 30, 2025	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)