Form 10-Q
period 2025-06-30
Tradeweb Markets Inc.
filed 2025-07-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 23, 2025
Class A Common Stock, par value $0.00001 per share	116,453,684
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,062,538

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,630,121	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	543,114	67,805
Deposits with clearing organizations	66,926	54,702
Accounts receivable, net of allowance for credit losses of $297 and $447 at June 30, 2025 and December 31, 2024, respectively	264,825	222,268
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	40,680	45,973
Lease right-of-use assets	29,643	33,550
Software development costs, net of accumulated amortization	283,193	296,721
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,211,697	1,280,892
Receivable and due from affiliates	736	8,094
Deferred tax asset	651,842	659,203
Other assets	182,166	107,371
Total assets	$8,056,055	$7,267,993

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$542,738	$67,816
Accrued compensation	158,387	222,959
Deferred revenue	40,614	30,800
Accounts payable, accrued expenses and other liabilities	146,775	95,290
Lease liabilities	32,322	35,748
Payable and due to affiliates	14,685	763
Deferred tax liability	42,856	42,893
Tax receivable agreement liability	351,402	372,839
Total liabilities	1,329,779	869,108

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,453,684 and 115,977,551 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,062,538 and 5,073,538 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,842,990	4,813,408
Accumulated other comprehensive income (loss)	7,031	(9,981)
Retained earnings	1,247,748	996,763
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,097,771	5,800,192
Non-controlling interests	628,505	598,693
Total equity	6,726,276	6,398,885
Total liabilities and equity	$8,056,055	$7,267,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Transaction fees and commissions	$429,768	$330,475	$851,112	$665,926
Subscription fees	57,392	50,746	113,169	100,427
LSEG market data fees	20,569	20,581	49,494	41,081
Other	5,242	3,149	8,873	6,256
Total revenue	512,971	404,951	1,022,648	813,690

Expenses
Employee compensation and benefits	169,693	137,236	346,570	280,323
Depreciation and amortization	63,048	49,936	125,747	99,273
Technology and communications	30,212	24,230	58,940	45,540
General and administrative	29,984	12,755	49,724	23,609
Professional fees	14,159	13,324	26,617	25,124
Occupancy	6,022	4,976	11,096	9,649
Total expenses	313,118	242,457	618,694	483,518
Operating income	199,853	162,494	403,954	330,172
Interest income	14,972	21,511	28,821	42,571
Interest expense	(429)	(542)	(1,016)	(2,260)
Other income (loss), net	12,665	—	16,886	—
Income before taxes	227,061	183,463	448,645	370,483
Provision for income taxes	(51,539)	(47,047)	(104,818)	(90,685)
Net income	175,522	136,416	343,827	279,798
Less: Net income attributable to non-controlling interests	21,740	17,177	41,663	34,417
Net income attributable to Tradeweb Markets Inc.	$153,782	$119,239	$302,164	$245,381

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.72	$0.56	$1.42	$1.15
Diluted	$0.71	$0.55	$1.40	$1.14
Weighted average shares outstanding:
Basic	213,339,761	213,162,158	213,214,326	212,936,015
Diluted	214,971,946	214,895,947	214,934,378	214,778,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$175,522	$136,416	$343,827	$279,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2025 and 2024	10,250	(439)	16,214	(2,803)
Unrealized gain on available-for-sale debt security, net of tax expense of $741 and $799 for the three and six months ended June 30, 2025	(366)	—	2,726	—
Other comprehensive income (loss), net of tax	9,884	(439)	18,940	(2,803)

Comprehensive income	185,406	135,977	362,767	276,995
Less: Net income attributable to non-controlling interests	21,740	17,177	41,663	34,417
Less: Other comprehensive income (loss) attributable to non-controlling interests	1,042	(43)	1,927	(275)
Comprehensive income attributable to Tradeweb Markets Inc.	$162,624	$118,843	$319,177	$242,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	28,830	—	—	—	28,830
Adjustments to non-controlling interests	—	—	—	—	3,795	(1)	—	(3,794)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,416)	(7,416)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,573)	—	(25,573)
Stock-based compensation expense	—	—	—	—	22,708	—	—	—	22,708
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,590)	—	—	—	(47,590)
Net income	—	—	—	—	—	—	148,382	19,923	168,305
Other comprehensive income (loss)	—	—	—	—	—	8,171	—	885	9,056
Balance at March 31, 2025	$1	$1	$—	$—	$4,821,151	$(1,811)	$1,119,572	$608,291	$6,547,205
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(3,352)	—	—	—	(3,352)
Adjustments to non-controlling interests	—	—	—	—	(2,544)	—	—	2,544	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,112)	(5,112)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,606)	—	(25,606)
Stock-based compensation expense	—	—	—	—	27,779	—	—	—	27,779
Payroll taxes paid for stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Net income	—	—	—	—	—	—	153,782	21,740	175,522
Other comprehensive income (loss)	—	—	—	—	—	8,842	—	1,042	9,884
Balance at June 30, 2025	$1	$1	$—	$—	$4,842,990	$7,031	$1,247,748	$628,505	$6,726,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisition	—	—	—	—	36,692	—	—	—	36,692
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Other comprehensive income (loss)	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
Issuance of common stock from equity incentive plans	—	—	—	—	2,021	—	—	—	2,021
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	761	—	—	—	761
Adjustments to non-controlling interests	—	—	—	—	(2,198)	—	—	2,198	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,963)	(9,963)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,321)	—	(21,321)
Stock-based compensation expense	—	—	—	—	24,350	—	—	—	24,350
Payroll taxes paid for stock-based compensation	—	—	—	—	(447)	—	—	—	(447)
Net income	—	—	—	—	—	—	119,239	17,177	136,416
Other comprehensive income (loss)	—	—	—	—	—	(396)	—	(43)	(439)
Balance at June 30, 2024	$1	$1	$—	$—	$4,795,562	$(7,920)	$843,158	$576,603	$6,207,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$343,827	$279,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125,747	99,273
Stock-based compensation expense	49,096	40,117
Deferred taxes	14,764	17,008
Other (income) loss, net	(16,886)	—
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(387)	22,027
Deposits with clearing organizations	(11,916)	(25,902)
Accounts receivable	(35,246)	(64,949)
Receivable and due from affiliates/payable and due to affiliates, net	20,633	(4,356)
Deferred tax asset as a result of transferable tax credit purchase	17,646	—
Other assets	(30,786)	3,554
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	(21,612)
Accrued compensation	(67,499)	(44,448)
Deferred revenue	9,505	2,226
Accounts payable, accrued expenses and other liabilities	50,896	20,848
Net cash provided by operating activities	469,394	323,584
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(89,224)
Cash paid for investments	(20,000)	(11,585)
Purchases of furniture, equipment, software and leasehold improvements	(7,110)	(11,417)
Capitalized software development costs	(29,764)	(22,478)
Net cash used in investing activities	(56,874)	(134,704)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(844)	—
Proceeds from stock-based compensation exercises	—	4,828
Dividends	(51,179)	(42,607)
Distributions to non-controlling interests	(12,528)	(16,058)
Payroll taxes paid for stock-based compensation	(47,766)	(44,457)
Payments on tax receivable agreement liability	(21,437)	(76,586)
Net cash used in financing activities	(133,754)	(174,880)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,053	(2,238)
Net increase (decrease) in cash, cash equivalents and restricted cash	289,819	11,762
Cash, cash equivalents and restricted cash
Beginning of period	1,341,302	1,707,468
End of period	$1,631,121	$1,719,230
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$45,095	$61,414
Cash paid for interest	$1,736	$1,757
Non-cash investing and financing activities
Issuance of common stock for business acquisitions	$—	$36,692
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$926	$165
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$25,478	$19,119

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2025	2024
Cash and cash equivalents	$1,630,121	$1,340,302
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,631,121	$1,341,302

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both June 30, 2025 and December 31, 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Tradeweb Information Technology Services (Shanghai) Co., Ltd is a wholly-owned foreign enterprise (“WOFE”) in China. Its business scope includes information, data and technology related services including development, sales, import and export and consulting. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China (“PBOC”) for the provision of Bond Connect, CIBM Direct RFQ and Swap Connect.
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
•ICD Europa - Empresa de Investimento, S.A. (“ICDEU”), acquired on August 1, 2024, was an investment firm regulated by the Comissão do Mercado de Valores Mobiliários (“CMVM”) in Portugal. ICDEU was dissolved and liquidated on June 17, 2025.
•Tradeweb Company, a Joint Stock Company incorporated in the Kingdom of Saudi Arabia (“TWSA”), authorized and regulated by the Capital Markets Authority to operate an Alternative Trading System.
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
In June 2021, the Company acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed (the “NFI Acquisition”), which is a fully executable CLOB for electronic trading in on-the-run (“OTR”) U.S. government bonds.
As of June 30, 2025:
•The public investors collectively owned 116,453,684 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.7% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 74,209 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 were impacted by 162,433 and 173,894, respectively, of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and six months ended June 30, 2025 also includes 1,632,185 and 1,720,052, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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
As of June 30, 2025 and December 31, 2024, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $100.5 million and $92.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $5.9 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, and $12.0 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively.

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
As of June 30, 2025 and December 31, 2024, accumulated amortization related to software development costs totaled $339.8 million and $295.3 million, respectively. Amortization expense for software development costs was $22.6 million and $16.0 million for the three months ended June 30, 2025 and 2024, respectively, and $44.5 million and $31.6 million for the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, accumulated amortization related to intangible assets totaled $736.0 million and $666.8 million, respectively. Amortization expense for definite-lived intangible assets was $34.6 million and $28.7 million for the three months ended June 30, 2025 and 2024, respectively, and $69.2 million and $57.2 million for the six months ended June 30, 2025 and 2024, respectively.
Investments in Available-for-Sale Debt Securities
Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive loss in the condensed consolidated statements of financial condition until realized. On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the condensed consolidated statements of income. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of other assets on the condensed consolidated statements of financial condition.

Equity Investments Without Readily Determinable Fair Values
Equity investments without a readily determinable fair value are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the equity investment is impaired and if the Company determines that the equity investment is impaired on the basis of a qualitative assessment, the Company will recognize an impairment loss equal to the amount by which the investment’s carrying amount exceeds its fair value. Equity investments are included as a component of other assets on the condensed consolidated statements of financial condition.
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin that is currently used to pay traffic fees for using the Global Synchronizer. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. The number of Canton Coins earned for validation services in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that the Company’s nodes are active during any given minting cycle (occurring at regular 10 minute intervals throughout each day), in comparison to other network participants. The cost basis of the Canton Coins received is initially recorded at fair value on the date of receipt as a component of other assets on the condensed consolidated statements of financial condition and other revenue on the condensed consolidated statements of income. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the condensed consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method on a per wallet basis to determine the cost basis of its Canton Coins for the computation of gains and losses on its disposal or sale. Realized gain (loss) on the disposal or sale of Canton Coins are included as a component of other income (loss), net in the condensed consolidated statements of income.
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

Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a gain of $1.7 million and a loss of $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and a gain of $2.6 million and a loss of $2.0 million during the six months ended June 30, 2025 and 2024, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a loss of $14.5 million and a gain of $2.6 million during the three months ended June 30, 2025 and 2024, respectively and a loss of $20.8 million, and a gain of $6.9 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and six months ended June 30, 2025 or 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2025 or 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently evaluating the implications of this legislation.
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
The grant-date fair value of stock-based awards with only time-based vesting requirements and stock-based awards that also vest based on the financial performance of the Company are determined based on the price of the Company’s Class A common stock on the grant date. For performance-based restricted stock units that vest based on the financial performance of the Company, the number of shares included in the stock-based compensation expense calculation each period is based on management’s estimate of the probable number of shares expected to be issued at settlement.
For performance-based restricted stock units that vest based on market conditions, the Company recognizes stock-based compensation expense based on the estimated grant-date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model. The significant assumptions used to estimate the fair value of the performance-based restricted stock units that vest based on market conditions are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. If the service condition is met, expense is recognized based on the grant-date fair value of the award even if the market condition is not achieved.
Forfeitures of stock-based awards related to service conditions not being met are recognized as they occur.
Prior to the IPO, the Company awarded options to management and other employees (collectively, the “Special Option Award”) under the Amended and Restated Tradeweb Markets Inc. Option Plan (the “Option Plan”). The non-cash stock-based compensation expense associated with the Special Option Award was expensed beginning in the second quarter of 2019 and ended during the first quarter of 2024 when all previously awarded options were fully vested.

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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both June 30, 2025 and December 31, 2024, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
ICD revenues of $21.8 million and operating loss of $2.4 million, including $11.2 million of depreciation and amortization expense, were included in the Company’s condensed consolidated statements of income for the three months ended June 30, 2025. ICD revenues of $46.5 million and operating loss of $1.5 million, including $22.4 million of depreciation and amortization expense, were included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2025.

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
The unaudited supplemental pro forma financial information for the three and six months ended June 30, 2024 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024

	(dollars in thousands)
Revenue	$427,350	$860,269
Operating income	$160,862	$328,220
Net income attributable to Tradeweb Markets Inc.	$117,761	$243,203
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$380,148	$49,620	$294,003	$36,472
Subscription fees	440	56,952	465	50,281
LSEG market data fees	—	20,569	—	20,581
Other	2,275	2,967	382	2,767
Total revenue	$382,863	$130,108	$294,850	$110,101

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$758,905	$92,207	$592,265	$73,661
Subscription fees	900	112,269	935	99,492
LSEG market data fees	—	49,494	—	41,081
Other	3,067	5,806	744	5,512
Total revenue	$762,872	$259,776	$593,944	$219,746
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2024	$30,800
New billings	105,103
Revenue recognized	(95,620)
Effect of foreign currency exchange rate changes	331
Deferred revenue balance - June 30, 2025	$40,614

During the six months ended June 30, 2025, the Company recognized into revenue $25.6 million in deferred revenue that was deferred as of December 31, 2024. During the six months ended June 30, 2024, the Company recognized into revenue $22.6 million in deferred revenue that was deferred as of December 31, 2023.
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
The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was approximately 22.7% and 25.6%, respectively. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.
The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was approximately 23.4% and 24.5%, respectively. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDII deduction. The effective tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of June 30, 2025 and December 31, 2024, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $351.4 million and $372.8 million, respectively. During each of the three and six months ended June 30, 2025 and 2024, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2025		June 30, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,345,171	90.2%	213,215,797	90.2%
Number of LLC Interests held by non-controlling interests	23,062,538	9.8%	23,076,973	9.8%
Total LLC Interests outstanding	236,407,709	100.0%	236,292,770	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$153,782	$119,239	$302,164	$245,381
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(2,544)	(2,198)	1,251	(865)
Net transfers (to) from non-controlling interests	(2,544)	(2,198)	1,251	(865)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$151,238	$117,041	$303,415	$244,516
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no changes to those rights and privileges during the six months ended June 30, 2025.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111
Activities related to exchanges of LLC Interests	4,000	—	—	(4,000)	—
Issuance of common stock from equity incentive plans	10,303	—	—	—	10,303
Balance at June 30, 2025	116,453,684	96,933,192	18,000,000	5,062,538	236,449,414

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisition (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
Activities related to exchanges of LLC Interests	1,000	—	—	(1,000)	—
Issuance of common stock from equity incentive plans	116,377	—	—	—	116,377
Balance at June 30, 2024	116,282,605	96,933,192	18,000,000	5,076,973	236,292,770
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
During the three months ended June 30, 2025, the Company granted 19,037 RSUs at a weighted-average grant-date fair value per share of $144.35. No PRSUs or PSUs were granted during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company granted 378,032 RSUs, 147,733 PRSUs and 65,532 PSUs at a weighted-average grant-date fair value per share of $135.49, $135.80 and $216.02, respectively.
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

	March 17, 2025 PSU Grant	March 15, 2024 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.04%	26.63%
Risk-Free Interest Rate	3.95%	4.44%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Total stock-based compensation expense	$26,909	$23,715	$49,096	$40,117
The stock-based compensation expense above excludes $0.8 million and $0.6 million of stock-based compensation expense capitalized to software development costs during the three months ended June 30, 2025 and 2024, respectively, and $1.2 million during both the six months ended June 30, 2025 and 2024.
Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. There were no share repurchases during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2022 Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock is recorded as a reduction to retained earnings.

Other Share Repurchases
During the three months ended June 30, 2025 and 2024, the Company withheld 309 and 2,505 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $141.55 and $107.57, respectively, and an aggregate value of approximately $44,000 and $0.3 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2025 and 2024, the Company withheld 346,528 and 455,326 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.46 and $97.24, respectively, and an aggregate value of $47.6 million and $44.3 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of June 30, 2025 and December 31, 2024, the following balances with such affiliates were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Accounts receivable	$29	$786
Receivable and due from affiliates	736	8,094
Other assets	349	7
Accounts payable, accrued expenses and other liabilities	14	1,469
Deferred revenue	6,420	6,459
Payable and due to affiliates	14,685	763
The following balances with such affiliates were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue:
Subscription fees	$239	$271	$565	$575
LSEG market data fees (1)	20,569	20,581	49,494	41,081
Other fees	156	155	303	360
Expenses: (2)
Technology and communications	1,884	1,556	4,024	3,128
General and administrative	3	2	5	5
Professional fees	205	39	281	65
Occupancy	16	26	39	39
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

11.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of June 30, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,396,729	$—	$—	$1,396,729
Other assets – Digital Assets – Canton Coins	—	—	25,196	25,196
Other assets – Investment in available for sale debt securities	—	—	14,132	14,132
Total assets measured at fair value	$1,396,729	$—	$39,328	$1,436,057

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$12,378	$—	$12,378
Total liabilities measured at fair value	$—	$12,378	$—	$12,378

As of December 31, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,117,133	$—	$—	$1,117,133
Receivable and due from affiliates – Foreign exchange derivative contracts	—	7,844	—	7,844
Other assets – Digital Assets – Canton Coins	—	—	852	852
Other assets – Investment in available for sale debt securities	—	—	10,354	10,354
Total assets measured at fair value	$1,117,133	$7,844	$11,206	$1,136,183
Cash Equivalents
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investments in Available-for-Sale Debt Securities
In April 2024, the Company made a strategic investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The investment was made as part of the Company’s broader initiative to support the digitization of capital markets through the adoption of blockchain technology. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying condensed consolidated statements of financial condition at a fair value of $14.1 million and $10.4 million as of June 30, 2025 and December 31, 2024, respectively. The convertible note, including accrued interest, had an amortized cost basis of $10.6 million and $10.4 million as of June 30, 2025 and December 31, 2024, respectively. There were no credit losses recorded on the convertible note during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, there were $0.4 million and $3.5 million of unrealized gains, respectively, recorded as a component of other comprehensive income related to an increase in fair value of the convertible note during the periods. There were no fair value adjustments or credit losses recorded on the convertible note during the three and six months ended June 30, 2024. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.
Digital Assets - Canton Coins
The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin that is currently used to pay traffic fees for using the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. Beginning in the third quarter of 2024, the Company earned and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the three and six months ended June 30, 2025, the Company recognized $1.8 million and $2.1 million, respectively, in other revenue relating to Canton Coins received in exchange for providing services as a Super Validator and Validator. As of June 30, 2025, Canton Coins may only be transferred to other approved participants on the Canton Network and there is no public market for Canton Coins.
The following table presents the Company’s Canton Coin holdings as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins	1.6 billion	$2,725	$25,196	1.2 billion	$666	$852
The Company’s Canton Coin holdings are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins. Because of the lack of a public market, the fair value was determined using a combination of a development cost approach and a market approach. The Company’s valuation of its Canton Coins is highly subjective. As the Company held 1.6 billion and 1.2 billion Canton Coins as of June 30, 2025 and December 31, 2024, respectively, a significant increase or decrease in either the estimated development costs or market price, the weighting of the development cost versus the market approaches, or the discount for lack of marketability applied could have resulted in a significant change to the fair value measurement.

Level 3 Roll Forward
The table below presents a summary of the changes in fair value for level 3 assets during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Investment in Available for Sale Debt Securities
Beginning balance	$13,627	$—	$10,354	$—
Additions	130	10,102	253	10,102
Dispositions	—	—	—	—
Total realized and unrealized gains included in other income (loss), net	—	—	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	375	—	3,525	—
Ending balance	$14,132	$10,102	$14,132	$10,102

Digital Assets
Beginning balance	$5,375	$—	$852	$—
Additions	1,756	—	2,058	—
Dispositions	—	—	—	—
Total realized and unrealized gains included in other income (loss), net	18,065	—	22,286	—
Ending balance	$25,196	$—	$25,196	$—
During the three and six months ended June 30, 2025, the Company recognized unrealized gains relating to level 3 assets held at June 30, 2025 totaling $18.1 million and $22.3 million, respectively, included as a component of other income (loss), net on the accompanying condensed consolidated statements of income and $0.4 million and $3.5 million, respectively, included as a component of other comprehensive income on the accompanying condensed consolidated statements of comprehensive income. There were no unrealized or realized gains (losses) relating to level 3 assets recognized during the three and six months ended June 30, 2024.
There were no material realized gains or realized losses recorded on the disposition of digital assets during the three and six months ended June 30, 2025.
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$310,660	$238,182

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$(14,488)	$2,560	$(20,808)	$6,911

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of June 30, 2025	(dollars in thousands)
Assets
Cash and restricted cash	$234,392	$234,392	$—	$—	$234,392
Receivable from brokers and dealers and clearing organizations	543,114	—	543,114	—	543,114
Deposits with clearing organizations	66,926	66,926	—	—	66,926
Accounts receivable	264,825	—	264,825	—	264,825
Other assets – Memberships in clearing organizations	3,124	—	—	3,124	3,124
Total	$1,112,381	$301,318	$807,939	$3,124	$1,112,381

Liabilities
Payable to brokers and dealers and clearing organizations	$542,738	$—	$542,738	$—	$542,738
Total	$542,738	$—	$542,738	$—	$542,738

As of December 31, 2024
Assets
Cash and restricted cash	$224,169	$224,169	$—	$—	$224,169
Receivable from brokers and dealers and clearing organizations	67,805	—	67,805	—	67,805
Deposits with clearing organizations	54,702	54,702	—	—	54,702
Accounts receivable	222,268	—	222,268	—	222,268
Other assets – Memberships in clearing organizations	2,918	—	—	2,918	2,918
Total	$571,862	$278,871	$290,073	$2,918	$571,862

Liabilities
Payable to brokers and dealers and clearing organizations	$67,816	$—	$67,816	$—	$67,816
Total	$67,816	$—	$67,816	$—	$67,816

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
Financial Instruments Without Readily Determinable Fair Values
Included in other assets on the condensed consolidated statements of financial condition are minority equity investments in various companies without readily determinable fair values of $32.4 million and $17.8 million as of June 30, 2025 and December 31, 2024, respectively. These equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee.
During the three and six months ended June 30, 2025, and as of June 30, 2025, the Company recorded an impairment totaling $5.4 million on a minority equity investment, as the investment’s carrying amount exceeded its fair value. The investment impairment is included in other income (loss) in the condensed consolidated statements of income. The investment’s fair value was determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs included a discount rate of 25% and a perpetual growth rate of 3.0%. There were no impairments recorded on minority equity investments during the three and six months ended June 30, 2024.
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
The Company self-clears U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of June 30, 2025, the Company recorded a $543.1 million receivable and a $542.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $0.4 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of June 30, 2025 were fully settled during July 2025.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment for available-for-sale debt securities. There was no allowance for credit losses recorded on available-for-sale debt securities as of June 30, 2025 and December 31, 2024 and there were no credit losses on available-for-sale debt securities recognized during the three and six months ended June 30, 2025 and 2024.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of June 30, 2025 and December 31, 2024, the Company maintained an allowance for credit losses with regard to its receivables of $0.3 million and $0.4 million, respectively. For the three months ended June 30, 2025, credit loss expense was $2,000 and for three months ended June 30, 2024, recoveries resulted in a reversal of credit loss expense totaling $79,000. For the six months ended June 30, 2025 and 2024, recoveries resulted in a reversal of credit loss expense totaling $164,000 and $71,000, respectively.
13.    Commitments and Contingencies
From time to time, the Company is subject to various claims, lawsuits and other legal proceedings, including reviews, investigations and proceedings by governmental and self-regulatory agencies regarding its business. While the ultimate resolution of these matters cannot presently be determined, the Company does not believe that, taking into account any applicable insurance coverage, any of the pending legal proceedings could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations.
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
Although the 2017 antitrust claims against the Company relating to interest rate swaps were dismissed, the claims brought by certain swap execution facilities against the remaining defendant financial institutions continues and could still be appealed as to the Company.
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
As of both June 30, 2025 and December 31, 2024, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of June 30, 2025:

Amount
(dollars in thousands)
Reminder of 2025	6,413
2026	10,854
2027	10,095
2028	4,173
2029	3,436
Thereafter	234
Total future lease payments	35,205
Less imputed interest	(2,883)
Lease liability	$32,322
The lease payments above exclude $159.2 million of future minimum lease payments for a lease signed but not yet commenced as of June 30, 2025. This lease, for the Company’s New York City headquarters, is expected to commence in the third quarter of 2025 and has an expected initial lease term of approximately 16 years.

14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$153,782	$119,239	$302,164	$245,381
Less: Distributed and undistributed earnings allocated to participating securities (1)	(117)	(70)	(225)	(164)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$153,665	$119,169	$301,939	$245,217

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,339,761	213,162,158	213,214,326	212,936,015
Dilutive effect of PRSUs	450,980	568,304	442,710	534,583
Dilutive effect of options	292,392	449,252	291,132	524,413
Dilutive effect of RSUs and RSAs	330,102	252,498	441,924	348,282
Dilutive effect of PSUs	558,711	463,735	544,286	435,049
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,971,946	214,895,947	214,934,378	214,778,342

Earnings per share - Basic	$0.72	$0.56	$1.42	$1.15
Earnings per share - Diluted	$0.71	$0.55	$1.40	$1.14
(1)During the three months ended June 30, 2025 and 2024, there was a total of 162,433 and 125,012, respectively, and during the six months ended June 30, 2025 and 2024, there was a total of 173,894 and 142,484, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs and RSAs	3,460	964	3,460	964
PSUs	—	—	—	—
LLC Interests	23,063,153	23,077,698	23,066,571	23,077,836
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

15.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company's foreign subsidiaries are subject to financial resource requirements from their local regulators. At June 30, 2025 and December 31, 2024, the regulatory capital requirements and regulatory capital for these entities are as follows:

	June 30, 2025			December 31, 2024
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$73,241	$3,049	$70,192	$63,532	$3,646	$59,886
DW	233,161	2,183	230,978	204,134	4,359	199,775
TWD	55,351	931	54,420	52,808	1,208	51,600
TEL	96,172	35,484	60,688	56,152	32,499	23,653
TWJ	12,566	2,921	9,645	3,589	2,841	748
TWEU	12,910	7,003	5,907	8,073	6,838	1,235
TESL	7,006	1,029	5,977	5,755	942	4,813
TESBV	3,807	1,549	2,258	1,591	1,377	214
YB	6,439	—	6,439	11,677	—	11,677
TDIFC	473	30	443	250	30	220
ICDLC	11,265	662	10,603	20,845	594	20,251
ICDLT	8,128	4,680	3,448	6,504	2,997	3,507
ICDEU	—	—	—	523	150	373
TWSA	1,051	63	988	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$64,820	$17,500	$47,320	$50,974	$16,500	$34,474
DW SEF	14,184	8,856	5,328	14,083	9,062	5,021

	June 30, 2025			December 31, 2024
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$33,146	$4,375	$28,771	$28,163	$4,125	$24,038
DW SEF	7,379	2,214	5,165	9,956	2,266	7,690
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
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenues
Institutional	$321,943	$245,581	$630,014	$492,918
Wholesale	101,242	94,272	203,529	191,483
Retail	37,584	35,871	73,479	71,040
Corporates	21,785	—	46,502	—
Market Data	30,417	29,227	69,124	58,249
Total revenue	512,971	404,951	1,022,648	813,690
Less:
Employee compensation and benefits	169,693	137,236	346,570	280,323
Technology and communications	30,212	24,230	58,940	45,540
General and administrative	29,984	12,755	49,724	23,609
Professional fees	14,159	13,324	26,617	25,124
Occupancy	6,022	4,976	11,096	9,649
Other segment items (1)	87,379	76,014	185,874	149,647
Net income	$175,522	$136,416	$343,827	$279,798
(1)Other segment items include depreciation and amortization, the tax receivable agreement liability adjustment (as applicable), interest income, interest expense, other (income) loss, net and provision for income taxes, each as presented on the accompanying condensed consolidated statements of income.
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
The measure of segment assets is reported on the accompanying condensed consolidated statements of financial condition as total consolidated assets. Total expenditures for additions to long-lived assets are as reported on the accompanying condensed consolidated statements of cash flows. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.
The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenues
U.S.	$297,803	$252,144	$595,684	$506,242
International	215,168	152,807	426,964	307,448
Total revenue	$512,971	$404,951	$1,022,648	$813,690

The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Long-lived assets
U.S.	$4,687,416	$4,777,770
International	27,909	29,478
Total	$4,715,325	$4,807,248
17.    Subsequent Events
On July 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the third quarter of 2025. This dividend will be payable on September 16, 2025 to stockholders of record as of September 2, 2025.
On July 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $16.7 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 2, 2025, payable on September 12, 2025.

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
On August 1, 2024, we completed our acquisition of ICD. ICD revenues of $21.8 million and operating loss of $2.4 million, including $11.2 million of depreciation and amortization expense, were included in our condensed consolidated statements of income for three months ended June 30, 2025. ICD revenues of $46.5 million and operating loss of $1.5 million, including $22.4 million of depreciation and amortization expense, were included in the Company’s condensed consolidated statements of income for the six months ended June 30, 2025. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details of this acquisition.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2025 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes, including recent and potential future changes in tariffs, international trade agreements or trade policies and other potential material changes to prior laws, rules and regulations, guidance and enforcement stances, rising geopolitical tensions in the Middle East and concerns with respect to the banking industry, including as a result of any bank failures.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and six months ended June 30, 2025 or 2024. The IRA also did not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three and six months ended June 30, 2025 or 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2025 or 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently evaluating the implications of this legislation.
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

Other Revenue
Included in our other revenue is revenue earned for performing Super Validator and Validator services on the Canton Network. For these services, we earn Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that our nodes are active during any given minting cycle (occurring at regular 10 minute intervals throughout each day), in comparison to other network participants. The value of the validation revenue recognized is based on the fair value of each Canton Coin upon its receipt at the end of each minting cycle and therefore our revenue for performing these validations services will also vary based on any changes in the fair value of the Canton Coin.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment during each of the three and six months ended June 30, 2025 and 2024.

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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of June 30, 2025, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended June 30, 2025 and June 30, 2024
The following table sets forth a summary of our statements of income for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$512,971	$404,951	$108,020	26.7%
Total expenses	313,118	242,457	70,661	29.1%
Operating income	199,853	162,494	37,359	23.0%
Interest income	14,972	21,511	(6,539)	(30.4)%
Interest expense	(429)	(542)	113	(20.8)%
Other income (loss), net	12,665	—	12,665	N/M
Income before taxes	227,061	183,463	43,598	23.8%
Provision for income taxes	(51,539)	(47,047)	(4,492)	9.5%
Net income	175,522	136,416	39,106	28.7%
Less: Net income attributable to non-controlling interests	21,740	17,177	4,563	26.6%
Net income attributable to Tradeweb Markets Inc.	$153,782	$119,239	$34,543	29.0%
N/M = not meaningful
Revenues
Our revenues for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$429,768	83.8%	$330,475	81.6%	$99,293	30.0%
Subscription fees (1)	77,961	15.2	71,327	17.6	6,634	9.3%
Other	5,242	1.0	3,149	0.8	2,093	66.5%
Total revenue	$512,971	100.0%	$404,951	100.0%	$108,020	26.7%

Components of total revenue growth:
Constant currency change (2)						24.7%
Foreign currency impact						2.0%
Total revenue growth						26.7%
(1)Subscription fees for both the three months ended June 30, 2025 and 2024 include $20.6 million of LSEG market data fees.
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

Our strong results for the second quarter of 2025 reflected significant organic growth, strong client engagement and solid contributions from our recent acquisition of ICD. The quarter was marked by several notable events, including heightened volatility in April, brought on by evolving central bank policy expectations, the announcement of new U.S. tariffs and rising geopolitical tensions in the Middle East, all of which influenced trading activity across the broader financial ecosystem. The primary driver of the $108.0 million increase in revenue was related to a $99.3 million increase in transaction fees and commissions to $429.8 million for the three months ended June 30, 2025 from $330.5 million for the three months ended June 30, 2024, primarily due to higher revenues for rates derivatives products, U.S. government bonds, U.S. and European exchange traded funds (“ETFs”), municipals and credit derivatives products, as well as the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended June 30, 2025.
Our total revenue by asset class for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$274,517	$217,531	$56,986	26.2%
Credit	124,295	111,324	12,971	11.7%
Equities	34,252	22,871	11,381	49.8%
Money Markets	41,636	18,045	23,591	130.7%
Market Data	30,417	29,227	1,190	4.1%
Other	7,854	5,953	1,901	31.9%
Total revenue	$512,971	$404,951	$108,020	26.7%
Our variable and fixed revenues by asset class for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$204,743	$69,774	$157,636	$59,895	$47,107	$9,879	29.9%	16.5%
Credit	106,956	17,339	102,785	8,539	4,171	8,800	4.1%	103.1%
Equities	31,893	2,359	20,602	2,269	11,291	90	54.8%	4.0%
Money Markets	37,287	4,349	13,695	4,350	23,592	(1)	172.3%	—%
Market Data	109	30,308	132	29,095	(23)	1,213	(17.4)%	4.2%
Other	1,875	5,979	—	5,953	1,875	26	N/M	0.4%
Total revenue	$382,863	$130,108	$294,850	$110,101	$88,013	$20,007	29.9%	18.2%
N/M = not meaningful

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended June 30, 2025 and 2024, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2025		2024		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,442,925	$89,495,268	$1,249,433	$78,673,663	15.5%
Rates Cash	546,389	33,874,577	462,335	29,121,090	18.2%
Rates Derivatives	896,536	55,620,692	787,098	49,552,573	13.9%
Swaps / Swaptions Tenor (greater than 1 year)	503,630	31,235,081	466,924	29,396,355	7.9%
Other Rates Derivatives (1)	392,906	24,385,610	320,174	20,156,218	22.7%

Credit	37,740	2,334,433	29,717	1,858,159	27.0%
Cash Credit (2)	11,828	733,198	10,218	643,683	15.8%
Credit Derivatives, China Bonds and U.S. Cash EP	25,912	1,601,235	19,499	1,214,476	32.9%

Equities	27,543	1,707,685	21,257	1,339,163	29.6%
Equities Cash	13,681	848,246	9,939	626,128	37.7%
Equities Derivatives	13,862	859,438	11,318	713,035	22.5%

Money Markets	1,041,814	71,783,776	621,840	39,173,808	67.5%

Total (4)	$2,550,022	$165,321,162	$1,922,247	$121,044,793	32.7%
Total excluding Other Rates Derivatives (3)	$2,157,116	$140,935,552	$1,602,073	$100,888,575	34.6%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.
(4)We acquired ICD on August 1, 2024. Total volume reported includes volumes from the acquired business subsequent to the closing date of the acquisition. For average daily volume derived from acquisitions, the denominator is the number of trading days within the reporting period that have elapsed from the acquisition date to the end date of the reporting period.

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended June 30, 2025 and 2024 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
Rates	$2.29	$2.00	$0.29	14.2%
Rates Cash	$2.36	$2.54	$(0.18)	(7.1)%
Rates Derivatives	$2.24	$1.69	$0.55	32.9%
Rates Derivatives (greater than 1 year)	$3.79	$2.71	$1.08	40.1%
Other Rates Derivatives (1)	$0.26	$0.20	$0.06	27.9%

Credit	$45.82	$55.32	$(9.50)	(17.2)%
Cash Credit (2)	$128.76	$145.04	$(16.28)	(11.2)%
Credit Derivatives, China Bonds and U.S. Cash EP	$7.84	$7.76	$0.08	1.0%

Equities	$18.68	$15.38	$3.30	21.4%
Equities Cash	$30.54	$26.50	$4.04	15.2%
Equities Derivatives	$6.97	$5.62	$1.35	23.9%

Money Markets	$0.52	$0.35	$0.17	48.6%

Total	$2.30	$2.43	$(0.13)	(5.4)%
Total excluding Other Rates Derivatives (3)	$2.66	$2.88	$(0.22)	(7.7)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $57.0 million or 26.2% to $274.5 million for the three months ended June 30, 2025 compared to $217.5 million for the three months ended June 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for rates increased primarily due to a mix shift away from rates derivative compression activity, which has a lower variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $13.0 million or 11.7% to $124.3 million for the three months ended June 30, 2025 compared to $111.3 million for the three months ended June 30, 2024 primarily due to an increase in fixed revenues, primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue and a net increase in total revenue. Revenues from our credit asset class also increased due to higher variable transaction fees and commissions on higher trading volumes for municipals and credit derivatives products.
Average variable fees per million for credit decreased primarily due to certain market participants opting for pricing plans with more fixed fee components, resulting in a shift from variable to fixed revenue within U.S. corporate bonds, and a mix shift towards derivatives products, which have a lower variable fee capture compared to overall credit.
Equities. Revenues from our equities asset class increased by $11.4 million or 49.8% to $34.3 million for the three months ended June 30, 2025 compared to $22.9 million for the three months ended June 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European ETFs.
Average variable fees per million for equities increased primarily due to higher fee per million for U.S. ETFs, which was due to lower volume per unit traded, and a mix shift towards European ETFs, which have a higher variable fee capture compared to overall equities.

Money Markets. Revenues from our money markets asset class increased by $23.6 million or 130.7% to $41.6 million for the three months ended June 30, 2025 compared to $18.0 million for the three months ended June 30, 2024 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Average variable fees per million for money markets increased primarily due to a shift in the mix of products traded in this category as a result of the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, which have a higher variable fee capture compared to the historical product mix, partially offset by a mix shift away from certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class were $30.4 million for the three months ended June 30, 2025, an increase of $1.2 million or 4.1% from $29.2 million for the three months ended June 30, 2024.
Other. Revenues from our other asset class increased by $1.9 million or 31.9% to $7.9 million for the three months ended June 30, 2025 compared to $6.0 million for the three months ended June 30, 2024. The increase was primarily due to an increase in the value of Canton Coins earned during the three months ended June 30, 2025, in exchange for providing services as a Super Validator and Validator on the Canton Network. The Company began providing services to the Canton Network during the third quarter of 2024.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$321,943	$245,581	$76,362	31.1%
Wholesale	101,242	94,272	6,970	7.4%
Retail	37,584	35,871	1,713	4.8%
Corporates	21,785	—	21,785	N/M
Market Data	30,417	29,227	1,190	4.1%
Total revenue	$512,971	$404,951	$108,020	26.7%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $76.4 million or 31.1% to $321.9 million for the three months ended June 30, 2025 from $245.6 million for the three months ended June 30, 2024. The increase was derived primarily from higher revenues for rates derivatives products, U.S. and European ETFs, U.S. and European corporate bonds, credit derivatives products, mortgages and European and U.S. government bonds.
Wholesale. Revenues from our wholesale client sector increased by $7.0 million or 7.4% to $101.2 million for the three months ended June 30, 2025 from $94.3 million for the three months ended June 30, 2024. The increase was derived primarily from higher revenues for U.S. government bonds and repurchase agreements.
Retail. Revenues from our retail client sector were relatively flat at $37.6 million for the three months ended June 30, 2025, an increase of $1.7 million or 4.8% from $35.9 million for the three months ended June 30, 2024.
Corporates. Revenues from our corporates client sector were $21.8 million for the three months ended June 30, 2025. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended June 30, 2025.
Market Data. Revenues from our market data client sector were $30.4 million for the three months ended June 30, 2025, an increase of $1.2 million or 4.1% from $29.2 million for the three months ended June 30, 2024.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$297,803	$252,144	$45,659	18.1%
International	215,168	152,807	62,361	40.8%
Total revenue	$512,971	$404,951	$108,020	26.7%
U.S. Revenues from U.S. clients increased by $45.7 million or 18.1% to $297.8 million for the three months ended June 30, 2025 from $252.1 million for the three months ended June 30, 2024 primarily due to higher revenues for money markets, including the contribution from the ICD Acquisition, rates derivatives products, U.S. government bonds, U.S. ETFs, municipals and U.S. corporate bonds.
International. Revenues from international clients increased by $62.4 million or 40.8% to $215.2 million for the three months ended June 30, 2025 from $152.8 million for the three months ended June 30, 2024 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD Acquisition, European ETFs, credit derivatives products, European government bonds and market data.
Operating Expenses
Our expenses for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$169,693	$137,236	$32,457	23.7%
Depreciation and amortization	63,048	49,936	13,112	26.3%
Technology and communications	30,212	24,230	5,982	24.7%
General and administrative	29,984	12,755	17,229	135.1%
Professional fees	14,159	13,324	835	6.3%
Occupancy	6,022	4,976	1,046	21.0%
Total expenses	$313,118	$242,457	$70,661	29.1%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $32.5 million or 23.7% to $169.7 million for the three months ended June 30, 2025 from $137.2 million for the three months ended June 30, 2024. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonus and benefits associated with our continued growth, including the August 1, 2024 ICD Acquisition. As of June 30, 2025, December 31, 2024 and June 30, 2024, we had 1,462, 1,412 and 1,223 employees globally, respectively.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $13.1 million or 26.3% to $63.0 million for the three months ended June 30, 2025 from $49.9 million for the three months ended June 30, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD Acquisition on August 1, 2024.
Technology and Communications. Expenses related to technology and communications increased by $6.0 million or 24.7% to $30.2 million for the three months ended June 30, 2025 from $24.2 million for the three months ended June 30, 2024. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $17.2 million or 135.1% to $30.0 million for the three months ended June 30, 2025 from $12.8 million for the three months ended June 30, 2024. The increase was primarily due to a $14.6 million increase in foreign exchange losses during the three months ended June 30, 2025 compared to the prior year period. Realized and unrealized foreign currency losses totaled $12.8 million during the three months ended June 30, 2025 as compared to $1.8 million in gains during the three months ended June 30, 2024. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement gains on transactions in nonfunctional currencies. Increases in travel and entertainment costs to support our continued growth also contributed to the overall increase in general and administrative expenses.
Professional Fees. Expenses related to professional fees were relatively flat at $14.2 million for the three months ended June 30, 2025, an increase of $0.8 million or 6.3% from $13.3 million for the three months ended June 30, 2024.
Occupancy. Expenses related to occupancy costs increased by $1.0 million or 21.0% to $6.0 million for the three months ended June 30, 2025 from $5.0 million for the three months ended June 30, 2024. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Interest Income
Interest income decreased by $6.5 million or 30.4% to $15.0 million for the three months ended June 30, 2025 from $21.5 million for the three months ended June 30, 2024 primarily due to a decrease in our average invested cash balance as a result of the cash paid in connection with the August 1, 2024 ICD Acquisition and a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense was relatively flat with a decrease of $0.1 million or 20.8% to $0.4 million for the three months ended June 30, 2025 from $0.5 million for the three months ended June 30, 2024.
Other Income (Loss), Net
Other income was $12.7 million for the three months ended June 30, 2025 due to an $18.1 million unrealized gain relating to the increase in fair value of our Canton Coin holdings, which was partially offset by a $5.4 million loss due to the impairment of a minority equity investment. There was no other income (loss), net during the three months ended June 30, 2024.
Income Taxes
Income tax expense increased by $4.5 million or 9.5% to $51.5 million for the three months ended June 30, 2025 from $47.0 million for the three months ended June 30, 2024. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2025 was approximately 22.7%, compared with 25.6% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.

For the Six Months Ended June 30, 2025 and June 30, 2024
The following table sets forth a summary of our statements of income for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,022,648	$813,690	$208,958	25.7%
Total expenses	618,694	483,518	135,176	28.0%
Operating income	403,954	330,172	73,782	22.3%
Interest income	28,821	42,571	(13,750)	(32.3)%
Interest expense	(1,016)	(2,260)	1,244	(55.0)%
Other income (loss), net	16,886	—	16,886	N/M
Income before taxes	448,645	370,483	78,162	21.1%
Provision for income taxes	(104,818)	(90,685)	(14,133)	15.6%
Net income	343,827	279,798	64,029	22.9%
Less: Net income attributable to non-controlling interests	41,663	34,417	7,246	21.1%
Net income attributable to Tradeweb Markets Inc.	$302,164	$245,381	$56,783	23.1%
N/M = not meaningful
Revenues
Our revenues for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$851,112	83.2%	$665,926	81.8%	$185,186	27.8%
Subscription fees (1)	162,663	15.9	141,508	17.4	21,155	14.9%
Other	8,873	0.9	6,256	0.8	2,617	41.8%
Total revenue	$1,022,648	100.0%	$813,690	100.0%	$208,958	25.7%

Components of total revenue growth:
Constant currency change (2)						25.3%
Foreign currency impact						0.4%
Total revenue growth						25.7%
(1)Subscription fees for the six months ended June 30, 2025 and 2024 include $49.5 million and $41.1 million, respectively, of LSEG market data fees.
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
The primary driver of the $209.0 million increase in revenue related to a $185.2 million increase in transaction fees and commissions to $851.1 million for the six months ended June 30, 2025 from $665.9 million for the six months ended June 30, 2024, primarily due to higher revenues for rates derivatives products, U.S. government bonds, European and U.S. ETFs, credit derivatives products and municipals, as well as the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the six months ended June 30, 2025.

Our total revenue by asset class for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$539,949	$431,624	$108,325	25.1%
Credit	248,295	227,163	21,132	9.3%
Equities	65,662	49,921	15,741	31.5%
Money Markets	85,348	34,836	50,512	145.0%
Market Data	69,124	58,249	10,875	18.7%
Other	14,270	11,897	2,373	19.9%
Total revenue	$1,022,648	$813,690	$208,958	25.7%
Our variable and fixed revenues by asset class for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$402,100	$137,849	$311,333	$120,291	$90,767	$17,558	29.2%	14.6%
Credit	220,498	27,797	210,813	16,350	9,685	11,447	4.6%	70.0%
Equities	61,099	4,563	45,276	4,645	15,823	(82)	34.9%	(1.8)%
Money Markets	76,682	8,666	26,258	8,578	50,424	88	192.0%	1.0%
Market Data	220	68,904	264	57,985	(44)	10,919	(16.7)%	18.8%
Other	2,273	11,997	—	11,897	2,273	100	N/M	0.8%
Total revenue	$762,872	$259,776	$593,944	$219,746	$168,928	$40,030	28.4%	18.2%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $108.3 million or 25.1% to $539.9 million for the six months ended June 30, 2025 compared to $431.6 million for the six months ended June 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Credit. Revenues from our credit asset class increased by $21.1 million or 9.3% to $248.3 million for the six months ended June 30, 2025 compared to $227.2 million for the six months ended June 30, 2024 primarily due to an increase in fixed revenues, primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue and a net increase in total revenue. Revenues from our credit asset class also increased due to higher variable transaction fees and commissions on higher trading volumes for credit derivatives products and municipals.
Equities. Revenues from our equities asset class increased by $15.7 million or 31.5% to $65.7 million for the six months ended June 30, 2025 compared to $49.9 million for the six months ended June 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for European and U.S. ETFs.

Money Markets. Revenues from our money markets asset class increased by $50.5 million or 145.0% to $85.3 million for the six months ended June 30, 2025 compared to $34.8 million for the six months ended June 30, 2024 primarily due to the August 1, 2024 acquisition of ICD and the associated basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal, as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.
Market Data. Revenues from our market data asset class increased by $10.9 million or 18.7% to $69.1 million for the six months ended June 30, 2025 compared to $58.2 million for the six months ended June 30, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $2.4 million or 19.9% to $14.3 million for the six months ended June 30, 2025 compared to $11.9 million for the six months ended June 30, 2024. The increase was primarily due to an increase in the value of Canton Coins earned during the six months ended June 30, 2025, in exchange for providing services as a Super Validator and Validator on the Canton Network. The Company began providing services to the Canton Network during the third quarter of 2024.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$630,014	$492,918	$137,096	27.8%
Wholesale	203,529	191,483	12,046	6.3%
Retail	73,479	71,040	2,439	3.4%
Corporates	46,502	—	46,502	N/M
Market Data	69,124	58,249	10,875	18.7%
Total revenue	$1,022,648	$813,690	$208,958	25.7%
N/M = not meaningful
Institutional. Revenues from our institutional client sector increased by $137.1 million or 27.8% to $630.0 million for the six months ended June 30, 2025 from $492.9 million for the six months ended June 30, 2024. The increase was derived primarily from higher revenues for rates derivatives products, U.S. corporate bonds, credit derivatives products, European and U.S. ETFs, mortgages and U.S. and European government bonds.
Wholesale. Revenues from our wholesale client sector increased by $12.0 million or 6.3% to $203.5 million for the six months ended June 30, 2025 from $191.5 million for the six months ended June 30, 2024. The increase was derived primarily from higher revenues for U.S. government bonds and repurchase agreements.
Retail. Revenues from our retail client sector were relatively flat at $73.5 million for the six months ended June 30, 2025, an increase of $2.4 million or 3.4% from $71.0 million for the six months ended June 30, 2024.
Corporates. Revenues from our corporates client sector were $46.5 million for the six months ended June 30, 2025. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This new client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. Revenues from our corporates client sector primarily includes the basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the six months ended June 30, 2025.
Market Data. Revenues from our market data client sector increased by $10.9 million or 18.7% to $69.1 million for the six months ended June 30, 2025 from $58.2 million for the six months ended June 30, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$595,684	$506,242	$89,442	17.7%
International	426,964	307,448	119,516	38.9%
Total revenue	$1,022,648	$813,690	$208,958	25.7%
U.S. Revenues from U.S. clients increased by $89.4 million or 17.7% to $595.7 million for the six months ended June 30, 2025 from $506.2 million for the six months ended June 30, 2024 primarily due to higher revenues for money markets, including the contribution from the ICD Acquisition, rates derivatives products, U.S. government bonds, municipals, U.S. ETFs and mortgages.
International. Revenues from international clients increased by $119.5 million or 38.9% to $427.0 million for the six months ended June 30, 2025 from $307.4 million for the six months ended June 30, 2024 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD Acquisition, market data, European ETFs, credit derivatives products and European government bonds.
Operating Expenses
Our expenses for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$346,570	$280,323	$66,247	23.6%
Depreciation and amortization	125,747	99,273	26,474	26.7%
Technology and communications	58,940	45,540	13,400	29.4%
General and administrative	49,724	23,609	26,115	110.6%
Professional fees	26,617	25,124	1,493	5.9%
Occupancy	11,096	9,649	1,447	15.0%
Total expenses	$618,694	$483,518	$135,176	28.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $66.2 million or 23.6% to $346.6 million for the six months ended June 30, 2025 from $280.3 million for the six months ended June 30, 2024. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance, as well as an increase in headcount and related salaries, bonus and benefits associated with our continued growth, including the August 1, 2024 ICD Acquisition.
Depreciation and Amortization. Expenses related to depreciation and amortization increased $26.5 million or 26.7% to $125.7 million for the six months ended June 30, 2025 from $99.3 million for the six months ended June 30, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD Acquisition on August 1, 2024.
Technology and Communications. Expenses related to technology and communications increased by $13.4 million or 29.4% to $58.9 million for the six months ended June 30, 2025 from $45.5 million for the six months ended June 30, 2024. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $26.1 million or 110.6% to $49.7 million for the six months ended June 30, 2025 from $23.6 million for the six months ended June 30, 2024. The increase was primarily due to a $23.1 million increase in foreign exchange losses during the six months ended June 30, 2025 compared to the prior year period. Realized and unrealized foreign currency losses totaled $18.2 million during the six months ended June 30, 2025 as compared to $5.0 million in gains during the six months ended June 30, 2024. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement gains on transactions in nonfunctional currencies. Increases in travel and entertainment costs to support our continued growth also contributed to the overall increase in general and administrative expenses.
Professional Fees. Expenses related to professional fees increased by $1.5 million or 5.9% to $26.6 million for the six months ended June 30, 2025 from $25.1 million for the six months ended June 30, 2024, primarily due to higher technology consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $1.4 million or 15.0% to $11.1 million for the six months ended June 30, 2025 from $9.6 million for the six months ended June 30, 2024. The increase was primarily due to higher data center and office rent expense associated with our global expansion.
Interest Income
Interest income decreased by $13.8 million or 32.3% to $28.8 million for the six months ended June 30, 2025 from $42.6 million for the six months ended June 30, 2024 primarily due to a decrease in our average invested cash balance as a result of the cash paid in connection with the August 1, 2024 ICD Acquisition and a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense decreased by $1.2 million or 55.0% to $1.0 million for the six months ended June 30, 2025 from $2.3 million for the six months ended June 30, 2024 primarily due to timing of payments made under the Tax Receivable Agreement. No interest expense was incurred on payments due under the Tax Receivable Agreement during the six months ended June 30, 2025 compared to $1.2 million of interest expense during the six months ended June 30, 2024.
Other Income (Loss), Net
Other income was $16.9 million for the six months ended June 30, 2025 due to a $22.3 million unrealized gain relating to the increase in fair value of our Canton Coin holdings, which was partially offset by a $5.4 million loss due to the impairment of a minority equity investment. There was no other income (loss), net during the six months ended June 30, 2024.
Income Taxes
Income tax expense increased by $14.1 million or 15.6% to $104.8 million for the six months ended June 30, 2025 from $90.7 million for the six months ended June 30, 2024. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2025 was approximately 23.4%, compared with 24.5% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, dividends received deduction and the FDII deduction. The effective tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and six months ended June 30, 2025 and 2024. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.

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
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $1.6 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”
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
Cash Dividends
On July 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the third quarter of 2025. This dividend will be payable on September 16, 2025 to stockholders of record as of September 2, 2025.
In March and June 2025, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $51.2 million during the six months ended June 30, 2025.
Cash Distributions
On July 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $16.7 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 2, 2025, payable on September 12, 2025.
In March and June 2025, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $128.2 million during the six months ended June 30, 2025, including distributions to Tradeweb Markets Inc. of $115.7 million and distributions to non-controlling interests of $12.5 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the six months ended June 30, 2025, the Company did not repurchase any shares pursuant to the 2022 Share Repurchase Program. As of June 30, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the six months ended June 30, 2025, the Company withheld 346,528 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.46 and an aggregate value of $47.6 million, based on the price of the Class A common stock on the date the relevant withholding occurred.

Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of June 30, 2025, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $351.4 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of June 30, 2025, we expect to make tax receivable agreement liability payments of approximately $29.3 million within the next 12 months and approximately $322.1 million thereafter.
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
Indebtedness
As of June 30, 2025 and December 31, 2024, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2025, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of June 30, 2025, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2023 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 10 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through March 2030. In addition, in June 2024, we signed a lease for our new headquarters in New York City that is expected to commence in the third quarter of 2025 and has an expected initial lease term of approximately 16 years. In August 2024, the existing lease for our current New York City headquarters was extended through September 2025.
As of June 30, 2025, our operating lease liabilities totaled $32.3 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $12.1 million and $23.1 million, respectively. In addition, we are obligated on long-term future minimum lease payments of $159.2 million for a lease signed but not yet commenced as of June 30, 2025.

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
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2025 and December 31, 2024, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $85.9 million and $83.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
We self-clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of June 30, 2025, we recorded a $543.1 million receivable and a $542.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $0.4 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of June 30, 2025 were fully settled during July 2025. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable, receivable and due from affiliates and other current assets. Current liabilities consist of, as applicable, securities sold under agreements to repurchase, payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable and due to affiliates, accounts payable, accrued expenses and other liabilities, lease liabilities and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platforms and solutions.

Our working capital as of June 30, 2025 and December 31, 2024 was as follows:

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Cash and cash equivalents	$1,630,121	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	543,114	67,805
Deposits with clearing organizations	66,926	54,702
Accounts receivable	264,825	222,268
Receivable and due from affiliates	736	8,094
Current portion of other assets	70,573	43,163
Total current assets	2,577,295	1,737,334
Payable to brokers and dealers and clearing organizations	542,738	67,816
Accrued compensation	158,387	222,959
Deferred revenue	40,614	30,800
Payable and due to affiliates	14,685	763
Current portion of:
Accounts payable, accrued expenses and other liabilities	145,992	94,620
Lease liabilities	10,658	11,963
Tax receivable agreement liability	29,289	3,981
Total current liabilities	942,363	432,902
Total working capital	$1,634,932	$1,304,432
Current Assets
Current assets increased to $2.6 billion as of June 30, 2025 from $1.7 billion as of December 31, 2024 primarily due to an increase in receivables from brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale platform transactions and a higher value of fails to deliver, all of which settled in July 2025, and an increase in cash and cash equivalents due to our operating performance and the timing of collections of accounts receivable. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $942.4 million as of June 30, 2025 from $432.9 million as of December 31, 2024 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale platform transactions and a higher value of fails to receive, all of which settled in July 2025, an increase in current income taxes payable and an increase in the current portion of our tax receivable agreement liability. These increases were offset by a decrease in accrued compensation as a result of annual bonus payments, which occurred during the six months ended June 30, 2025.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended
	June 30,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$469,394	$323,584
Net cash used in investing activities	(56,874)	(134,704)
Net cash used in financing activities	(133,754)	(174,880)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,053	(2,238)
Net increase (decrease) in cash, cash equivalents and restricted cash	$289,819	$11,762
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
Net cash provided by operating activities for the six months ended June 30, 2025 was $469.4 million, an increase of $145.8 million over the six months ended June 30, 2024, primarily driven by an increase in net income and net changes in working capital, partially offset by an increase in net cash used to self fund the clearing of payables to brokers and dealers and clearing organizations resulting from unsettled wholesale platform transactions.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $56.9 million for the six months ended June 30, 2025, which consisted of $29.8 million of capitalized software development costs, $20.0 million of cash paid for investments and $7.1 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $134.7 million for the six months ended June 30, 2024, which consisted of $89.2 million of total net cash paid for the acquisition of r8fin (net of cash acquired), $22.5 million of capitalized software development costs, $11.6 million of cash paid for investments and $11.4 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $133.8 million, and was primarily driven by $51.2 million in cash dividends to our Class A and Class B common stockholders, $47.8 million in payroll tax payments for PRSUs and RSUs, $21.4 million in payments due under our Tax Receivable Agreement and $12.5 million in distributions to non-controlling interest holders. Net cash used in financing activities for the six months ended June 30, 2024 was $174.9 million, and was primarily driven by $76.6 million in payments due under our Tax Receivable Agreement, $42.6 million in cash dividends to our Class A and Class B common stockholders and $39.6 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related option exercises.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024

	(dollars in thousands)
Cash flow from operating activities	$469,394	$323,584
Less: Capitalization of software development costs	(29,764)	(22,478)
Less: Purchases of furniture, equipment and leasehold improvements	(7,110)	(11,417)
Free Cash Flow	$432,520	$289,689
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net income	$175,522	$136,416	$343,827	$279,798
Merger and acquisition transaction and integration costs (1)	3,772	3,650	6,268	7,264
Interest income	(14,972)	(21,511)	(28,821)	(42,571)
Interest expense	429	542	1,016	2,260
Depreciation and amortization	63,048	49,936	125,747	99,273
Stock-based compensation expense (2)	601	531	1,195	1,714
Provision for income taxes	51,539	47,047	104,818	90,685
Foreign exchange (gains) / losses (3)	10,622	(78)	18,951	(2,362)
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	(12,665)	—	(16,886)	—
Adjusted EBITDA	$277,896	$216,533	$556,115	$436,061
Less: Depreciation and amortization	(63,048)	(49,936)	(125,747)	(99,273)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	45,474	34,715	90,947	69,082
Adjusted EBIT	$260,322	$201,312	$521,315	$405,870
Net income margin	34.2%	33.7%	33.6%	34.4%
Adjusted EBITDA margin	54.2%	53.5%	54.4%	53.6%
Adjusted EBIT margin	50.7%	49.7%	51.0%	49.9%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and six months ended June 30, 2025, this adjustment also includes $0.6 million and $1.2 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the three and six months ended June 30, 2024, this adjustment also includes $0.3 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
(3)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(4)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statements of financial condition as a result of, as applicable, changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(5)Represents intangible asset and acquired software amortization resulting from acquisitions and intangible asset amortization and increased tangible asset and capitalized software depreciation and amortization resulting from the application of pushdown accounting to the Refinitiv Transaction (where all assets were marked to fair value as of the closing date of the Refinitiv Transaction).

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.2%	53.5%	+70 bps	+101 bps	54.4%	53.6%	+79 bps	+90 bps
Adjusted EBIT margin	50.7%	49.7%	+104 bps	+131 bps	51.0%	49.9%	+110 bps	+120 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(dollars in thousands except per share amounts)
Earnings per diluted share	$0.71	$0.55	$1.40	$1.14
Net income attributable to Tradeweb Markets Inc.	$153,782	$119,239	$302,164	$245,381
Net income attributable to non-controlling interests (1)	21,740	17,177	41,663	34,417
Net income	175,522	136,416	343,827	279,798
Provision for income taxes	51,539	47,047	104,818	90,685
Merger and acquisition transaction and integration costs (2)	3,772	3,650	6,268	7,264
D&A related to acquisitions and the Refinitiv Transaction (3)	45,474	34,715	90,947	69,082
Stock-based compensation expense (4)	601	531	1,195	1,714
Foreign exchange (gains) / losses (5)	10,622	(78)	18,951	(2,362)
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	(12,665)	—	(16,886)	—
Adjusted Net Income before income taxes	274,865	222,281	549,120	446,181
Adjusted income taxes (7)	(68,716)	(55,570)	(137,280)	(111,545)
Adjusted Net Income	$206,149	$166,711	$411,840	$334,636
Adjusted Diluted EPS (8)	$0.87	$0.70	$1.73	$1.41
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and six months ended June 30, 2025, this adjustment also includes $0.6 million and $1.2 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the three and six months ended June 30, 2024, this adjustment also includes $0.3 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
(5)Represents unrealized gain or loss recognized on foreign currency forward contracts and foreign exchange gain or loss from the revaluation of cash denominated in a different currency than the entity’s functional currency.
(6)Represents income recognized during the applicable period due to changes in the tax receivable agreement liability recorded in the consolidated statements of financial condition as a result of, as applicable, changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our tax savings.
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% applied to Adjusted Net Income before income taxes for each of the three and six months ended June 30, 2025 and June 30, 2024.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2025 and 2024:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Diluted weighted average shares of Class A and Class B common stock outstanding	214,971,946	214,895,947	214,934,378	214,778,342
Weighted average of other participating securities (1)	162,433	125,012	173,894	142,484
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,063,153	23,077,698	23,066,571	23,077,836
Adjusted diluted weighted average shares outstanding	238,197,532	238,098,657	238,174,843	237,998,662
Adjusted Net Income (in thousands)	$206,149	$166,711	$411,840	$334,636
Adjusted Diluted EPS	$0.87	$0.70	$1.73	$1.41
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
During each of the three and six months ended June 30, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 17, 2025, we granted 65,532 PSUs with a grant date fair value totaling $14.2 million, which will be amortized into expense on a straight-line basis through December 31, 2027. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.04% and a risk-free interest rate of 3.95%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and six months ended June 30, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted during 2025 and 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of June 30, 2025, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for both the three and six months ended June 30, 2025 by approximately $2.8 million.

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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both June 30, 2025 and December 31, 2024, we had a $1.7 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
% of revenue denominated in foreign currencies (1)	31%	29%	30%	29%
% of operating expenses denominated in foreign currencies (2)	15%	15%	15%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a gain of $1.7 million and a loss of $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and a gain of $2.6 million and a loss of $2.0 million during the six months ended June 30, 2025 and 2024, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Euros	$1.13	$1.08	$1.09	$1.08
British pound sterling	$1.33	$1.26	$1.30	$1.27
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Increase (decrease) in revenue	$6,700	$(1,100)	$2,500	$(1,000)
Increase (decrease) in operating income	$5,200	$(1,300)	$1,800	$(1,800)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	June 30,				June 30,
	2025		2024		2025		2024
All currencies
Effect of 10% change on revenue	+/-	$17,600	+/-	$13,100	+/-	$34,500	+/-	$26,500
Effect of 10% change on operating income	+/-	$12,400	+/-	$9,000	+/-	$24,400	+/-	$18,000
Euros
Effect of 10% change on revenue	+/-	$15,400	+/-	$11,500	+/-	$30,100	+/-	$23,400
Effect of 10% change on operating income	+/-	$15,000	+/-	$11,200	+/-	$29,300	+/-	$22,600
British pound sterling
Effect of 10% change on revenue	+/-	$800	+/-	$500	+/-	$1,700	+/-	$1,000
Effect of 10% change on operating income	+/-	$3,000	+/-	$2,500	+/-	$5,800	+/-	$5,200
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2025 and December 31, 2024, the notional amount of our foreign currency forward contracts was $310.7 million and $238.2 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a loss of $14.5 million and a gain of $2.6 million during the three months ended June 30, 2025 and 2024, respectively, and a loss of $20.8 million and a gain of $6.9 million during the six months ended June 30, 2025 and 2024, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of June 30, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of June 30, 2025 and December 31, 2024, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.4 million, respectively. There was no allowance for credit losses recorded on available-for-sale debt securities as of June 30, 2025 and December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, we did not repurchase any securities pursuant to the 2022 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1*†	Form of Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2025 Director RSU Award Agreement.

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

TRADEWEB MARKETS INC.

July 30, 2025	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

July 30, 2025	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)