Form 10-Q
period 2025-09-30
Tradeweb Markets Inc.
filed 2025-10-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38860
TRADEWEB MARKETS INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	83-2456358
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue New York, New York	10167
(Address of principal executive offices)	(Zip Code)
(646) 430-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001	TW	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 23, 2025
Class A Common Stock, par value $0.00001 per share	116,487,927
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,057,268

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$1,907,922	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	91,640	67,805
Deposits with clearing organizations	64,936	54,702
Accounts receivable, net of allowance for credit losses of $298 and $447 at September 30, 2025 and December 31, 2024, respectively	271,241	222,268
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	75,101	45,973
Lease right-of-use assets	121,821	33,550
Software development costs, net of accumulated amortization	278,009	296,721
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,177,099	1,280,892
Receivable and due from affiliates	547	8,094
Deferred tax asset	641,404	659,203
Other assets	215,116	107,371
Total assets	$7,995,948	$7,267,993

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$79,662	$67,816
Accrued compensation	211,000	222,959
Deferred revenue	36,266	30,800
Accounts payable, accrued expenses and other liabilities	187,357	95,290
Lease liabilities	135,633	35,748
Payable and due to affiliates	15,598	763
Deferred tax liability	44,067	42,893
Tax receivable agreement liability	351,402	372,839
Total liabilities	1,060,985	869,108

Commitments and contingencies (Note 13)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,481,981 and 115,977,551 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,057,268 and 5,073,538 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	4,865,172	4,813,408
Accumulated other comprehensive income (loss)	7,749	(9,981)
Retained earnings	1,407,775	996,763
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,280,698	5,800,192
Non-controlling interests	654,265	598,693
Total equity	6,934,963	6,398,885
Total liabilities and equity	$7,995,948	$7,267,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Transaction fees and commissions	$421,309	$373,493	$1,272,421	$1,039,419
Subscription fees	60,830	51,206	173,999	151,633
LSEG market data fees	20,534	20,512	70,028	61,593
Other	5,925	3,704	14,798	9,960
Total revenue	508,598	448,915	1,531,246	1,262,605

Expenses
Employee compensation and benefits	164,993	160,161	511,563	440,484
Depreciation and amortization	64,351	57,872	190,098	157,145
Technology and communications	33,867	24,300	92,807	69,840
General and administrative	16,892	20,417	66,616	44,026
Professional fees	11,483	21,434	38,100	46,558
Occupancy	6,641	5,415	17,737	15,064
Total expenses	298,227	289,599	916,921	773,117
Operating income	210,371	159,316	614,325	489,488
Tax receivable agreement liability adjustment	—	(870)	—	(870)
Interest income	20,348	16,663	49,169	59,234
Interest expense	(522)	(1,446)	(1,538)	(3,706)
Other income (loss), net	39,420	10	56,306	10
Income before taxes	269,617	173,673	718,262	544,156
Provision for income taxes	(59,068)	(43,450)	(163,886)	(134,135)
Net income	210,549	130,223	554,376	410,021
Less: Net income attributable to non-controlling interests	24,913	16,307	66,576	50,724
Net income attributable to Tradeweb Markets Inc.	$185,636	$113,916	$487,800	$359,297

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.87	$0.53	$2.29	$1.69
Diluted	$0.86	$0.53	$2.27	$1.67
Weighted average shares outstanding:
Basic	213,359,090	213,206,193	213,263,111	213,026,732
Diluted	214,983,486	215,096,974	214,951,279	214,885,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$210,549	$130,223	$554,376	$410,021
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2025 and 2024	(3,471)	10,014	12,743	7,211
Unrealized gain on available-for-sale debt security, net of tax expense of $1,521 and $2,320 for the three and nine months ended September 30, 2025	4,412	—	7,138	—
Other comprehensive income (loss), net of tax	941	10,014	19,881	7,211

Comprehensive income	211,490	140,237	574,257	417,232
Less: Net income attributable to non-controlling interests	24,913	16,307	66,576	50,724
Less: Other comprehensive income (loss) attributable to non-controlling interests	223	979	2,150	704
Comprehensive income attributable to Tradeweb Markets Inc.	$186,354	$122,951	$505,531	$365,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	28,830	—	—	—	28,830
Adjustments to non-controlling interests	—	—	—	—	3,795	(1)	—	(3,794)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,416)	(7,416)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,573)	—	(25,573)
Stock-based compensation expense	—	—	—	—	22,708	—	—	—	22,708
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,590)	—	—	—	(47,590)
Net income	—	—	—	—	—	—	148,382	19,923	168,305
Other comprehensive income (loss)	—	—	—	—	—	8,171	—	885	9,056
Balance at March 31, 2025	$1	$1	$—	$—	$4,821,151	$(1,811)	$1,119,572	$608,291	$6,547,205
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(3,352)	—	—	—	(3,352)
Adjustments to non-controlling interests	—	—	—	—	(2,544)	—	—	2,544	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,112)	(5,112)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,606)	—	(25,606)
Stock-based compensation expense	—	—	—	—	27,779	—	—	—	27,779
Payroll taxes paid for stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Net income	—	—	—	—	—	—	153,782	21,740	175,522
Other comprehensive income (loss)	—	—	—	—	—	8,842	—	1,042	9,884
Balance at June 30, 2025	$1	$1	$—	$—	$4,842,990	$7,031	$1,247,748	$628,505	$6,726,276
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(1,210)	—	—	—	(1,210)
Adjustments to non-controlling interests	—	—	—	—	(2,254)	—	—	2,254	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,630)	(1,630)
Dividends ($0.12 per share)	—	—	—	—		—	(25,609)	—	(25,609)
Stock-based compensation expense	—	—	—	—	26,865	—	—	—	26,865
Payroll taxes paid for stock-based compensation	—	—	—	—	(1,219)	—	—	—	(1,219)
Net income	—	—	—	—	—	—	185,636	24,913	210,549
Other comprehensive income (loss)	—	—	—	—	—	718	—	223	941
Balance at September 30, 2025	$1	$1	$—	$—	$4,865,172	$7,749	$1,407,775	$654,265	$6,934,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	2,807	—	—	—	2,807
Issuance of common stock for business acquisition	—	—	—	—	36,692	—	—	—	36,692
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	18,358	—	—	—	18,358
Adjustments to non-controlling interests	—	—	—	—	1,333	(3)	—	(1,330)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(6,095)	(6,095)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,286)	—	(21,286)
Stock-based compensation expense	—	—	—	—	16,959	—	—	—	16,959
Payroll taxes paid for stock-based compensation	—	—	—	—	(43,832)	—	—	—	(43,832)
Net income	—	—	—	—	—	—	126,142	17,240	143,382
Other comprehensive income (loss)	—	—	—	—	—	(2,132)	—	(232)	(2,364)
Balance at March 31, 2024	$1	$1	$—	$—	$4,771,075	$(7,524)	$745,240	$567,234	$6,076,027
Issuance of common stock from equity incentive plans	—	—	—	—	2,021	—	—	—	2,021
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	761	—	—	—	761
Adjustments to non-controlling interests	—	—	—	—	(2,198)	—	—	2,198	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(9,963)	(9,963)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,321)	—	(21,321)
Stock-based compensation expense	—	—	—	—	24,350	—	—	—	24,350
Payroll taxes paid for stock-based compensation	—	—	—	—	(447)	—	—	—	(447)
Net income	—	—	—	—	—	—	119,239	17,177	136,416
Other comprehensive income (loss)	—	—	—	—	—	(396)	—	(43)	(439)
Balance at June 30, 2024	$1	$1	$—	$—	$4,795,562	$(7,920)	$843,158	$576,603	$6,207,405
Issuance of common stock from equity incentive plans	—	—	—	—	1,915	—	—	—	1,915
Issuance of common stock for business acquisitions	—	—	—	—	3,333	—	—	—	3,333
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(25,004)	—	(25,004)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(36,164)	—	—	—	(36,164)
Adjustments to non-controlling interests	—	—	—	—	(623)	—	—	623	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(8,768)	(8,768)
Dividends ($0.10 per share)	—	—	—	—	—	—	(21,320)	—	(21,320)
Stock-based compensation expense	—	—	—	—	26,858	—	—	—	26,858
Payroll taxes paid for stock-based compensation	—	—	—	—	(2,101)	—	—	—	(2,101)
Net income	—	—	—	—	—	—	113,916	16,307	130,223
Other comprehensive income (loss)	—	—	—	—	—	9,035	—	979	10,014
Balance at September 30, 2024	$1	$1	$—	$—	$4,788,780	$1,115	$910,750	$585,744	$6,286,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$554,376	$410,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190,098	157,145
Stock-based compensation expense	75,232	66,286
Deferred taxes	23,619	30,334
Tax receivable agreement liability adjustment	—	870
Other (income) loss, net	(56,306)	(10)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(11,989)	17,650
Deposits with clearing organizations	(10,002)	(27,692)
Accounts receivable	(43,672)	(65,548)
Receivable and due from affiliates/payable and due to affiliates, net	22,081	62
Deferred tax asset as a result of transferable tax credit purchase	17,646	—
Other assets	(21,749)	(1,757)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	(21,612)
Accrued compensation	(14,946)	10,191
Deferred revenue	5,233	3,219
Accounts payable, accrued expenses and other liabilities	82,076	36,557
Net cash provided by operating activities	811,697	615,716
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(860,407)
Cash paid for investments	(38,440)	(11,585)
Cash received from sale of digital assets	15,000	—
Purchases of furniture, equipment, software and leasehold improvements	(21,141)	(15,729)
Capitalized software development costs	(47,144)	(35,182)
Net cash used in investing activities	(91,725)	(922,903)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(844)	(24,391)
Proceeds from stock-based compensation exercises	—	6,743
Dividends	(76,788)	(63,927)
Distributions to non-controlling interests	(14,158)	(24,826)
Payroll taxes paid for stock-based compensation	(48,985)	(46,558)
Payments on tax receivable agreement liability	(21,437)	(76,956)
Net cash used in financing activities	(162,212)	(229,915)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,860	4,368
Net increase (decrease) in cash, cash equivalents and restricted cash	567,620	(532,734)
Cash, cash equivalents and restricted cash
Beginning of period	1,341,302	1,707,468
End of period	$1,908,922	$1,174,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$43,517	$70,590
Cash paid for interest	$2,118	$2,140
Non-cash investing and financing activities
Issuance of common stock for business acquisitions	$—	$40,025
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$10,189	$511
Leasehold improvements obtained in exchange for lease liabilities	$11,374	$—
Unsettled share repurchases included in other liabilities	$—	$613
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$24,268	$(17,045)

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	2025	2024
Cash and cash equivalents	$1,907,922	$1,340,302
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$1,908,922	$1,341,302

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both September 30, 2025 and December 31, 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Institutional Cash Distributors LLC (“ICDLC”), acquired on August 1, 2024, a registered broker-dealer under the Exchange Act and a member of FINRA.
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
•Tradeweb EU B.V. (“TWEU”), a MiFID Investment Firm regulated by the Netherlands Authority for the Financial Markets (“AFM”), the De Nederlandsche Bank (“DNB”) and certain other global regulators and that maintains branches in France and Italy.
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
•Tradeweb Australia Pty Ltd (formerly Yieldbroker Pty Limited) (“YB” or “Yieldbroker”), acquired in August 2023, a Tier 1 Australian Markets Licensee in Australia, regulated by ASIC.

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
As of September 30, 2025:
•The public investors collectively owned 116,481,981 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.7% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 68,939 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 were impacted by 159,088 and 165,713, respectively, of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and nine months ended September 30, 2025 also includes 1,624,396 and 1,688,168, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 14 – Earnings Per Share for additional details.
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
As of September 30, 2025 and December 31, 2024, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $94.1 million and $92.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $6.4 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, and $18.5 million and $16.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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
As of September 30, 2025 and December 31, 2024, accumulated amortization related to software development costs totaled $363.1 million and $295.3 million, respectively. Amortization expense for software development costs was $23.3 million and $19.6 million for the three months ended September 30, 2025 and 2024, respectively, and $67.8 million and $51.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, accumulated amortization related to intangible assets totaled $770.6 million and $666.8 million, respectively. Amortization expense for definite-lived intangible assets was $34.6 million and $32.6 million for the three months ended September 30, 2025 and 2024, respectively, and $103.8 million and $89.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Equity Investments
When the Company does not have a controlling financial interest in an entity but is able to exercise significant influence over the equity’s operating and financial policies, the equity investment is accounted under the equity method of accounting. The Company records its estimated pro-rata share of earnings or losses each reporting period as a component of other income (loss) in the condensed consolidated statements of income and records any dividends as a reduction of the investment balance. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in net income as an impairment in the period the impairment occurs.
For minority investments in equity securities without a readily determinable fair value that are not accounted for under the equity method, the Company applies the measurement alternative. Under the measurement alternative, these investments are measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the equity investment is impaired and if the Company determines that the equity investment is impaired on the basis of a qualitative assessment, the Company will recognize an impairment loss in net income equal to the amount by which the investment’s carrying amount exceeds its fair value.
Equity investments are included as a component of other assets on the condensed consolidated statements of financial condition.
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. The number of Canton Coins earned for validation services in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that the Company’s nodes are active during any given minting cycle (occurring at regular 10 minute intervals throughout each day), in comparison to other network participants. The cost basis of the Canton Coins received throughout each day is initially recorded at its fair value on the date of receipt as a component of other assets on the condensed consolidated statements of financial condition and other revenue on the condensed consolidated statements of income. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the condensed consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method on a per wallet basis to determine the cost basis of its Canton Coins for the computation of gains and losses on its disposal or sale. Realized gain (loss) on the disposal or sale of Canton Coins are included as a component of other income (loss), net in the condensed consolidated statements of income.
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
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a gain of $2.1 million and a loss of $0.9 million during the three months ended September 30, 2025 and 2024, respectively, and a gain of $4.7 million and a loss of $2.9 million during the nine months ended September 30, 2025 and 2024, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a loss of $1.8 million and a loss of $3.1 million during the three months ended September 30, 2025 and 2024, respectively and a loss of $22.6 million, and a gain of $3.8 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 11 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025 or 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025 or 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025. The Company will continue to evaluate the implications of this legislation on future periods.
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

Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception to derivative accounting guidance for non-exchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price or market index, (2) variables based on the price or performance (including default) of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity and (4) call and put options on debt instruments. The ASU also clarifies that an entity should apply the guidance from revenue from contracts with customers, including the noncash consideration guidance therein, to a contract with share-based non-cash consideration from a customer for the transfer of goods or services unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional. ASU 2025-07 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2027. The guidance may be applied on a prospective or modified retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of internal-use software development costs. To address that software is not always developed in a linear manner, ASU 2025-06 removes the previous references to project development stages and enhances the guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. ASU 2025-06 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2028. The guidance may be applied on a prospective, retrospective or modified prospective transition basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient for measuring expected credit losses that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from revenue from contracts with customers. ASU 2025-05 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2026. The guidance is to be applied on a prospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disaggregation of certain costs and expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027 and for interim periods beginning in 2028. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both September 30, 2025 and December 31, 2024, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

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

The unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2024 are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
	(dollars in thousands)
Revenue	$456,753	$1,317,022
Operating income	$172,443	$500,663
Net income attributable to Tradeweb Markets Inc.	$122,629	$365,832
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
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$372,380	$48,929	$337,732	$35,761
Subscription fees	452	60,378	410	50,796
LSEG market data fees	—	20,534	—	20,512
Other	2,939	2,986	837	2,867
Total revenue	$375,771	$132,827	$338,979	$109,936

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$1,131,285	$141,136	$929,997	$109,422
Subscription fees	1,352	172,647	1,345	150,288
LSEG market data fees	—	70,028	—	61,593
Other	6,006	8,792	1,581	8,379
Total revenue	$1,138,643	$392,603	$932,923	$329,682
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2024	$30,800
New billings	149,596
Revenue recognized	(144,381)
Effect of foreign currency exchange rate changes	251
Deferred revenue balance - September 30, 2025	$36,266
During the nine months ended September 30, 2025, the Company recognized into revenue $29.9 million in deferred revenue that was deferred as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized into revenue $25.1 million in deferred revenue that was deferred as of December 31, 2023.

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
The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was approximately 21.9% and 25.0%, respectively. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.
The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was approximately 22.8% and 24.7%, respectively. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDII deduction. The effective tax rate for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.
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

The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of September 30, 2025 and December 31, 2024, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $351.4 million and $372.8 million, respectively. During both the three and nine months ended September 30, 2025, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income. During both the three and nine months ended September 30, 2024, the Company recognized a tax receivable agreement liability adjustment of $0.9 million of expense in the condensed consolidated statements of income due to changes in the tax receivable agreement liability recorded in the condensed consolidated statement of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted the Company’s estimated future tax savings.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2025		September 30, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	213,373,468	90.2%	213,119,161	90.2%
Number of LLC Interests held by non-controlling interests	23,057,268	9.8%	23,073,738	9.8%
Total LLC Interests outstanding	236,430,736	100.0%	236,192,899	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$185,636	$113,916	$487,800	$359,297
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	(2,254)	(623)	(1,003)	(1,488)
Net transfers (to) from non-controlling interests	(2,254)	(623)	(1,003)	(1,488)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$183,382	$113,293	$486,797	$357,809
9.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and there have been no changes to those rights and privileges during the nine months ended September 30, 2025.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111
Activities related to exchanges of LLC Interests	4,000	—	—	(4,000)	—
Issuance of common stock from equity incentive plans	10,303	—	—	—	10,303
Balance at June 30, 2025	116,453,684	96,933,192	18,000,000	5,062,538	236,449,414
Activities related to exchanges of LLC Interests	5,270	—	—	(5,270)	—
Issuance of common stock from equity incentive plans	23,027	—	—	—	23,027
Balance at September 30, 2025	116,481,981	96,933,192	18,000,000	5,057,268	236,472,441

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Issuance of common stock from equity incentive plans	699,840	—	—	—	699,840
Issuance of common stock for business acquisition (1)	374,601	—	—	—	374,601
Balance at March 31, 2024	116,165,228	96,933,192	18,000,000	5,077,973	236,176,393
Activities related to exchanges of LLC Interests	1,000	—	—	(1,000)	—
Issuance of common stock from equity incentive plans	116,377	—	—	—	116,377
Balance at June 30, 2024	116,282,605	96,933,192	18,000,000	5,076,973	236,292,770
Activities related to exchanges of LLC Interests	3,235	—	—	(3,235)	—
Issuance of common stock from equity incentive plans	114,924	—	—	—	114,924
Issuance of common stock for business acquisition (2)	41,705	—	—	—	41,705
Share repurchases pursuant to share repurchase programs	(214,795)	—	—	—	(214,795)
Balance at September 30, 2024	116,227,674	96,933,192	18,000,000	5,073,738	236,234,604
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
During the three months ended September 30, 2025, the Company granted 6,838 RSUs at a weighted-average grant-date fair value per share of $126.75. No PRSUs or PSUs were granted during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company granted 384,870 RSUs, 147,733 PRSUs and 65,532 PSUs at a weighted-average grant-date fair value per share of $135.33, $135.80 and $216.02, respectively.
RSU awards granted to employees will generally vest one-third each year over a three-year period, RSU awards granted to non-employee directors will generally vest after one year and RSAs vest at the end of a two-year period.
PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company. For PRSU awards granted during 2024 and thereafter, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant. For PRSU awards granted during 2023, the financial performance of the Company was determined based on the financial performance of the Company in the grant year, and any earned awards that remain outstanding are subject to time-based vesting conditions. For all PRSU awards granted, the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount.
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

	March 17, 2025 PSU Grant	March 15, 2024 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.04%	26.63%
Risk-Free Interest Rate	3.95%	4.44%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Total stock-based compensation expense	$26,136	$26,168	$75,232	$66,286
The stock-based compensation expense above excludes $0.7 million and $0.6 million of stock-based compensation expense capitalized to software development costs during the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively.

Share Repurchase Program
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. There were no share repurchases during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company acquired a total of 214,795 shares of Class A common stock at an average price of $116.41 for purchases totaling $25.0 million. As of September 30, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2022 Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock is recorded as a reduction to retained earnings.
Other Share Repurchases
During the three months ended September 30, 2025 and 2024, the Company withheld 8,630 and 18,797 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $141.05 and $111.79, respectively, and an aggregate value of approximately $1.2 million and $2.1 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2025 and 2024, the Company withheld 355,158 and 474,123 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.55 and $97.82, respectively, and an aggregate value of $48.9 million and $46.4 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of RSUs and PRSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
10.    Related Party Transactions
The Company enters into transactions with its affiliates from time to time which are considered to be related party transactions.
As of September 30, 2025 and December 31, 2024, the following balances relating to transactions with related parties were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Accounts receivable	$52	$786
Receivable and due from affiliates	547	8,094
Other assets (1)	5,266	7
Accounts payable, accrued expenses and other liabilities	—	1,469
Deferred revenue	6,400	6,459
Payable and due to affiliates	15,598	763
(1)As of September 30, 2025, other assets includes a $5.0 million equity method investment representing a 50% equity interest in iAltA Capital Markets, LLC (“iAltA Capital”), in which an entity affiliated with a member of the Company’s board of directors is the other 50% investor (“iAltA Holdings”) and the Company’s director is also the Chief Executive Officer of both iAltA Capital and iAltA Holdings.

The following amounts relating to transactions with related parties were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenue:
Subscription fees	$224	$333	$789	$908
LSEG market data fees (1)	20,534	20,512	70,028	61,593
Other fees	155	160	458	520
Expenses: (2)
Technology and communications	4,293	1,567	8,317	4,695
General and administrative	2	3	7	8
Professional fees	82	15	363	80
Occupancy	20	13	59	52
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

11.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of September 30, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,660,643	$—	$—	$1,660,643
Other assets – Digital assets – Canton Coins	—	—	55,759	55,759
Other assets – Investment in available for sale debt securities	—	—	20,197	20,197
Total assets measured at fair value	$1,660,643	$—	$75,956	$1,736,599

Liabilities
Payable and due to affiliates – Foreign exchange derivative contracts	$—	$11,633	$—	$11,633
Total liabilities measured at fair value	$—	$11,633	$—	$11,633

As of December 31, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,117,133	$—	$—	$1,117,133
Receivable and due from affiliates – Foreign exchange derivative contracts	—	7,844	—	7,844
Other assets – Digital assets – Canton Coins	—	—	852	852
Other assets – Investment in available for sale debt securities	—	—	10,354	10,354
Total assets measured at fair value	$1,117,133	$7,844	$11,206	$1,136,183
Cash Equivalents
The Company’s cash equivalents are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investments in Available-for-Sale Debt Securities
In April 2024, the Company made a strategic investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The investment was made as part of the Company’s broader initiative to support the digitization of capital markets through the adoption of blockchain technology. The note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within other assets on the accompanying condensed consolidated statements of financial condition at a fair value of $20.2 million and $10.4 million as of September 30, 2025 and December 31, 2024, respectively. The convertible note, including accrued interest, had an amortized cost basis of $10.7 million and $10.4 million as of September 30, 2025 and December 31, 2024, respectively. There were no credit losses recorded on the convertible note during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2025, there were $5.9 million and $9.5 million of unrealized gains, respectively, recorded as a component of other comprehensive income related to an increase in fair value of the convertible note during the periods. There were no fair value adjustments or credit losses recorded on the convertible note during the three and nine months ended September 30, 2024. The convertible note is classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary methods used to estimate the fair value of the convertible note were a discounted cash flow analysis and a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 15%. Significant increases or decreases in the discount rate would have resulted in a significantly lower or higher fair value measurement.
Digital Assets - Canton Coins
The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. Beginning in the third quarter of 2024, the Company earned and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the three and nine months ended September 30, 2025, the Company recognized $2.3 million and $4.4 million, respectively, in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator. During both the three and nine months ended September 30, 2024, the Company recognized $0.4 million in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator. As of September 30, 2025, Canton Coins may only be transferred to other approved participants on the Canton Network and there is no public market for Canton Coins.
The following table presents the Company’s Canton Coin holdings as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins	1.7 billion	$4,962	$55,759	1.2 billion	$666	$852
The Company’s Canton Coin holdings are classified within level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins. Because of the lack of a public market, the fair value was determined using a combination of a development cost approach and a market approach and then applying a discount for lack of marketability determined using a Black-Scholes option-pricing model. The Company’s valuation of its Canton Coins is highly subjective. As the Company held 1.7 billion and 1.2 billion Canton Coins as of September 30, 2025 and December 31, 2024, respectively, a significant increase or decrease in either the estimated development costs or market price, the weighting of the development cost versus the market approaches, or the discount for lack of marketability applied could have resulted in a significant change to the fair value measurement.

Level 3 Roll Forward
The table below presents a summary of the changes in fair value for level 3 assets during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Investment in Available for Sale Debt Securities
Beginning balance	$14,132	$10,102	$10,354	$—
Additions	132	126	385	10,228
Dispositions	—	—	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	5,933	—	9,458	—
Ending balance	$20,197	$10,228	$20,197	$10,228

Digital Assets
Beginning balance	$25,196	$—	$852	$—
Additions	2,314	382	4,372	382
Dispositions	(15,000)	—	(15,000)	—
Total realized and unrealized gains included in other income (loss), net	43,249	10	65,535	10
Ending balance	$55,759	$392	$55,759	$392
During the three and nine months ended September 30, 2025, the Company sold a portion of its Canton Coin holdings for cash proceeds totaling $15.0 million and recognized a realized gain on the sale totaling $14.9 million, included as a component of other income (loss), net on the accompanying condensed consolidated statements of income. There were no material realized gains or realized losses recorded on the disposition of digital assets during the three or nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025, the Company recognized unrealized gains relating to level 3 assets held at September 30, 2025 totaling $29.8 million and $50.6 million, respectively, included as a component of other income (loss), net on the accompanying condensed consolidated statements of income and $5.9 million and $9.5 million, respectively, included as a component of other comprehensive income on the accompanying condensed consolidated statements of comprehensive income. During both the three and nine months ended September 30, 2024, the Company recognized $10,000 in unrealized gains relating to level 3 assets held at September 30, 2024, included as a component of other income (loss), net on the accompanying condensed consolidated statements of income.
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from affiliates or payable and due to affiliates, respectively, on the accompanying condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$328,276	$238,182
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$(1,815)	$(3,139)	$(22,623)	$3,772

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of September 30, 2025 and December 31, 2024 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of September 30, 2025	(dollars in thousands)
Assets
Cash and restricted cash	$248,279	$248,279	$—	$—	$248,279
Receivable from brokers and dealers and clearing organizations	91,640	—	91,640	—	91,640
Deposits with clearing organizations	64,936	64,936	—	—	64,936
Accounts receivable	271,241	—	271,241	—	271,241
Other assets – Memberships in clearing organizations	3,125	—	—	3,125	3,125
Total	$679,221	$313,215	$362,881	$3,125	$679,221

Liabilities
Payable to brokers and dealers and clearing organizations	$79,662	$—	$79,662	$—	$79,662
Total	$79,662	$—	$79,662	$—	$79,662

As of December 31, 2024
Assets
Cash and restricted cash	$224,169	$224,169	$—	$—	$224,169
Receivable from brokers and dealers and clearing organizations	67,805	—	67,805	—	67,805
Deposits with clearing organizations	54,702	54,702	—	—	54,702
Accounts receivable	222,268	—	222,268	—	222,268
Other assets – Memberships in clearing organizations	2,918	—	—	2,918	2,918
Total	$571,862	$278,871	$290,073	$2,918	$571,862

Liabilities
Payable to brokers and dealers and clearing organizations	$67,816	$—	$67,816	$—	$67,816
Total	$67,816	$—	$67,816	$—	$67,816
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

Non-Recurring Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a non-recurring basis, such as assets acquired in a business combination, intangible assets, equity method investments and equity investments without readily determinable fair values for which the measurement alternative has been elected.
Included in other assets on the condensed consolidated statements of financial condition is an equity method investment of $5.0 million and none as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company also had $5.0 million in unfunded capital commitment related to its equity method investment.
Included in other assets on the condensed consolidated statements of financial condition are minority equity investments in various companies without readily determinable fair values of $42.0 million and $17.8 million as of September 30, 2025 and December 31, 2024, respectively. The Company’s equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee and/or other investors.
During the three and nine months ended September 30, 2025, the Company recorded impairments totaling $3.8 million and $9.2 million, respectively, on its minority equity investments, as the investments’ carrying amounts exceeded their fair value. The investment impairments are included in other income (loss) in the condensed consolidated statements of income. Of these, impairments of $3.3 million and $5.4 million were recorded during the nine months ended September 30, 2025 based on the respective investment’s fair value as of September 30, 2025 and June 30, 2025, respectively, determined using a discounted cash flow model, utilizing primarily Level 3 inputs. Significant unobservable inputs for these investments included discount rates ranging from 13.5% to 25.0% (weighted average: 16.9%) and perpetual growth rates ranging from 2.0% to 3.0% (weighted average: 2.3%), weighted based on the relative fair value of the investment. In September 2025, the Company also determined one of its investments was not likely recoverable and the investment balance was reduced to zero, resulting in the additional $0.5 million impairment recorded during the three and nine months ended September 30, 2025. There were no impairments recorded on minority equity investments during the three and nine months ended September 30, 2024.
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
The Company self-clears U.S. Treasury trades executed by non-FICC members on the Company’s wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of September 30, 2025, the Company recorded a $91.6 million receivable and a $79.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $12.0 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of September 30, 2025 were fully settled during October 2025.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment for available-for-sale debt securities. There was no allowance for credit losses recorded on available-for-sale debt securities as of September 30, 2025 and December 31, 2024 and there were no credit losses on available-for-sale debt securities recognized during each of the three and nine months ended September 30, 2025 and 2024.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of September 30, 2025 and December 31, 2024, the Company maintained an allowance for credit losses with regard to its receivables of $0.3 million and $0.4 million, respectively. For the three months ended September 30, 2025 and 2024, credit loss expense was $3,000 and $43,000, respectively. For the nine months ended September 30, 2025 and 2024, recoveries resulted in a reversal of credit loss expense totaling $161,000 and $28,000, respectively.
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
The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. Subject to the satisfaction of certain conditions, the Company is able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. Borrowings under the 2023 Revolving Credit Facility may be, at the option of the Company, in U.S. dollars, Euros or Sterling. The 2023 Revolving Credit Facility also provides for the issuance of up to $5.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $50.0 million. The 2023 Revolving Credit Facility will mature on November 21, 2028.
Borrowings under the 2023 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) a base rate equal to the greatest of (i) the administrative agent’s prime rate, (ii) the federal funds effective rate plus ½ of 1.00% and (iii) one month Term SOFR plus 1.00% plus a credit adjustment spread of 0.10%, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 0.25% to 0.75%, or (b) a rate equal to (i) in the case of borrowings in U.S. dollars, Term SOFR plus a credit adjustment spread of 0.10%, subject to a 0.00% floor, (ii) in the case of borrowings in Sterling, SONIA subject to a 0.00% floor, and (iii) in the case of borrowings in Euros, EURIBOR, subject to a 0.00% floor, in each case plus a margin based on the Company’s consolidated net leverage ratio ranging from 1.25% to 1.75%. The agreement that governs the 2023 Revolving Credit Facility also includes a commitment fee of 0.25% for available but unborrowed amounts and other administrative fees that are payable quarterly. Financial covenant requirements include maintaining minimum ratios related to interest coverage and leverage.
As of both September 30, 2025 and December 31, 2024, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years.

In June 2024, the Company entered into a non-cancellable operating lease for its new corporate headquarters in New York City. The lease commenced in September 2025, with an initial lease term through May 2041 and either a five or a ten-year extension option available. The Company is not reasonably certain to exercise these options, and they are excluded from the lease term and measurement. Upon lease commencement, the Company recognized an operating lease right-of-use asset and corresponding lease liability of $92.9 million and $103.5 million, respectively, measured using an incremental borrowing rate of 5.3% determined based on a collateralized rate with a term commensurate with the lease term at the commencement date and recorded $11.4 million in leasehold improvements. The Company’s prior New York City office lease expired on September 30, 2025.

The following table presents the future minimum lease payments and the maturity of lease liabilities as of September 30, 2025:

Amount
(dollars in thousands)
Reminder of 2025	3,150
2026	16,958
2027	20,791
2028	14,450
2029	13,264
Thereafter	124,140
Total future lease payments	192,753
Less imputed interest	(57,120)
Lease liability	$135,633
14.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$185,636	$113,916	$487,800	$359,297
Less: Distributed and undistributed earnings allocated to participating securities (1)	(138)	(68)	(379)	(231)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$185,498	$113,848	$487,421	$359,066

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	213,359,090	213,206,193	213,263,111	213,026,732
Dilutive effect of PRSUs	467,912	625,822	451,111	564,996
Dilutive effect of options	288,067	363,623	290,111	470,816
Dilutive effect of RSUs and RSAs	353,785	405,562	412,545	367,375
Dilutive effect of PSUs	514,632	495,774	534,401	455,291
Weighted average shares of Class A and Class B common stock outstanding - Diluted	214,983,486	215,096,974	214,951,279	214,885,210

Earnings per share - Basic	$0.87	$0.53	$2.29	$1.69
Earnings per share - Diluted	$0.86	$0.53	$2.27	$1.67
(1)During the three months ended September 30, 2025 and 2024, there was a total of 159,088 and 126,903, respectively, and during the nine months ended September 30, 2025 and 2024, there was a total of 165,713 and 137,252, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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

The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs and RSAs	197,101	10,217	4,361	10,217
PSUs	—	—	—	—
LLC Interests	23,062,320	23,076,235	23,065,139	23,077,298
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
15.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company's foreign subsidiaries are subject to financial resource requirements from their local regulators. At September 30, 2025 and December 31, 2024, the regulatory capital requirements and regulatory capital for these entities are as follows:

	September 30, 2025			December 31, 2024
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$62,265	$4,136	$58,129	$63,532	$3,646	$59,886
DW	241,390	2,648	238,742	204,134	4,359	199,775
TWD	56,015	1,168	54,847	52,808	1,208	51,600
TEL	94,159	33,039	61,120	56,152	32,499	23,653
TWJ	10,641	3,226	7,415	3,589	2,841	748
TWEU	12,918	7,007	5,911	8,073	6,838	1,235
TESL	6,859	1,172	5,687	5,755	942	4,813
TESBV	8,500	4,015	4,485	1,591	1,377	214
YB	7,914	—	7,914	11,677	—	11,677
TDIFC	395	30	365	250	30	220
ICDLC	8,973	668	8,305	20,845	594	20,251
ICDLT	7,958	4,197	3,761	6,504	2,997	3,507
ICDEU	—	—	—	523	150	373
TWSA	982	63	919	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$70,328	$17,500	$52,828	$50,974	$16,500	$34,474
DW SEF	14,562	8,512	6,050	14,083	9,062	5,021

	September 30, 2025			December 31, 2024
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$30,912	$4,375	$26,537	$28,163	$4,125	$24,038
DW SEF	9,104	2,128	6,976	9,956	2,266	7,690
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
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenues
Institutional	$317,148	$266,681	$947,162	$759,599
Wholesale	99,365	99,511	302,894	290,994
Retail	38,025	35,770	111,504	106,810
Corporates	23,243	17,193	69,745	17,193
Market Data	30,817	29,760	99,941	88,009
Total revenue	508,598	448,915	1,531,246	1,262,605
Less:
Employee compensation and benefits	164,993	160,161	511,563	440,484
Technology and communications	33,867	24,300	92,807	69,840
General and administrative	16,892	20,417	66,616	44,026
Professional fees	11,483	21,434	38,100	46,558
Occupancy	6,641	5,415	17,737	15,064
Other segment items (1)	64,173	86,965	250,047	236,612
Net income	$210,549	$130,223	$554,376	$410,021
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
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Revenues
U.S.	$297,435	$279,705	$893,119	$785,947
International	211,163	169,210	638,127	476,658
Total revenue	$508,598	$448,915	$1,531,246	$1,262,605
The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Long-lived assets
U.S.	$4,771,324	$4,777,770
International	30,818	29,478
Total	$4,802,142	$4,807,248
17.    Subsequent Events
On October 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the fourth quarter of 2025. This dividend will be payable on December 15, 2025 to stockholders of record as of December 1, 2025.
On October 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $108.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2025, payable on December 11, 2025.
The Company, and Refinitiv US LLC and Refinitiv US Organization LLC (together, the “LSEG Parties”) reached an agreement-in-principle to renew the current data schedules under the master data license agreement, effective as of November 1, 2023, between the Company and the LSEG Parties (the “Master Data Agreement”) for an additional three-year term (the “Renewal”). The contemplated Renewal is expected to apply retrospectively to November 1, 2025 and to reflect the broader and deeper quality of data now being provided by the Company under the Master Data Agreement. The contemplated Renewal remains subject to execution of definitive documentation, as well as other factors, including Board approval. Therefore, as contemplated in the current data schedules, on October 29, 2025, the Company delivered notice to the LSEG Parties to commence a 12-month transition period while the Renewal is finalized.

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
On August 1, 2024, we completed our acquisition of ICD. From the date of ICD Acquisition through September 30, 2024, ICD revenues of $17.2 million and an operating loss of $0.3 million, including $7.3 million of depreciation and amortization expense, were included in our condensed consolidated statements of income for the three and nine months ended September 30, 2024. See Note 4 – Acquisitions to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details of this acquisition.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2025 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, legislative, regulatory or government policy changes, including recent and potential future changes in tariffs, international trade agreements or trade policies and other potential material changes to prior laws, rules and regulations, guidance and enforcement stances, geopolitical tensions in the Middle East and concerns with respect to the banking industry, including as a result of any bank failures.
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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have an impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025 or 2024. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025 or 2024. The IRA also did not have an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three and nine months ended September 30, 2025 or 2024.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have an impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025 or 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition, income and cash flows as of and for the three and nine months ended September 30, 2025. The Company will continue to evaluate the implications of this legislation on future periods.
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
For variable transaction fees and commissions, we charge clients based on the mix of products traded and the volume of transactions executed. Transaction volume is determined by using a measure of the notional volume of the products traded, a count of the number of trades or, in the case of the ICD Portal, the client’s average daily balance (“ADB”) invested in the money market funds during a calendar month. Because transaction fees and commissions are sometimes subject to plans with tiered pricing based on product mix, volume, monthly minimums and monthly maximum fee caps, average variable fees per million dollars of volume traded generated for a client may vary each month depending on the mix of products and volume traded. Furthermore, because transaction fees and commissions vary by geographic region, product type and trade size, our revenues may not correlate with volume growth. The mix between fixed and variable revenue may change over time.
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
Other Income (Loss), Net
Other income (loss), net consists of any income or loss earned from investments, any mark-to-market adjustments or impairments recorded on investments, any unrealized and realized gain/loss on foreign exchange derivative contracts entered into for foreign exchange risk management purposes relating to investing activities and any other non-operating items.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of September 30, 2025, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended September 30, 2025 and September 30, 2024
The following table sets forth a summary of our statements of income for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$508,598	$448,915	$59,683	13.3%
Total expenses	298,227	289,599	8,628	3.0%
Operating income	210,371	159,316	51,055	32.0%
Tax receivable agreement liability adjustment	—	(870)	870	(100.0)%
Interest income	20,348	16,663	3,685	22.1%
Interest expense	(522)	(1,446)	924	(63.9)%
Other income (loss), net	39,420	10	39,410	N/M
Income before taxes	269,617	173,673	95,944	55.2%
Provision for income taxes	(59,068)	(43,450)	(15,618)	35.9%
Net income	210,549	130,223	80,326	61.7%
Less: Net income attributable to non-controlling interests	24,913	16,307	8,606	52.8%
Net income attributable to Tradeweb Markets Inc.	$185,636	$113,916	$71,720	63.0%
N/M = not meaningful
Revenues
Our revenues for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$421,309	82.8%	$373,493	83.2%	$47,816	12.8%
Subscription fees (1)	81,364	16.0	71,718	16.0	9,646	13.4%
Other	5,925	1.2	3,704	0.8	2,221	60.0%
Total revenue	$508,598	100.0%	$448,915	100.0%	$59,683	13.3%

Components of total revenue growth:
Constant currency change (2)						11.3%
Foreign currency impact						2.0%
Total revenue growth						13.3%
(1)Subscription fees for both the three months ended September 30, 2025 and 2024 include $20.5 million of LSEG market data fees.
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

Our strong results for the third quarter of 2025 reflected significant organic growth, strong client engagement and contributions from our acquisition of ICD on August 1, 2024. Our markets remained resilient despite depressed rate volatility. The primary driver of the $59.7 million increase in revenue was related to a $47.8 million increase in transaction fees and commissions to $421.3 million for the three months ended September 30, 2025 from $373.5 million for the three months ended September 30, 2024, primarily due to higher revenues for rates derivatives products. Additionally, there was a $9.6 million increase in subscription fees to $81.4 million for the three months ended September 30, 2025 from $71.7 million for the three months ended September 30, 2024, primarily due to certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscriptions, resulting in a shift of a portion of revenues from transaction fees and commissions to subscription fees.
Our total revenue by asset class for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$274,497	$233,122	$41,375	17.7%
Credit	121,334	118,305	3,029	2.6%
Equities	29,829	25,514	4,315	16.9%
Money Markets	42,889	36,126	6,763	18.7%
Market Data	30,817	29,760	1,057	3.6%
Other	9,232	6,088	3,144	51.6%
Total revenue	$508,598	$448,915	$59,683	13.3%
Our variable and fixed revenues by asset class for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$203,409	$71,088	$173,698	$59,424	$29,711	$11,664	17.1%	19.6%
Credit	103,880	17,454	109,518	8,787	(5,638)	8,667	(5.1)%	98.6%
Equities	27,359	2,470	23,218	2,296	4,141	174	17.8%	7.6%
Money Markets	38,424	4,465	31,928	4,198	6,496	267	20.3%	6.4%
Market Data	96	30,721	104	29,656	(8)	1,065	(7.7)%	3.6%
Other	2,603	6,629	513	5,575	2,090	1,054	407.4%	18.9%
Total revenue	$375,771	$132,827	$338,979	$109,936	$36,792	$22,891	10.9%	20.8%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platforms by asset class for the three months ended September 30, 2025 and 2024, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2025		2024		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,455,555	$93,809,148	$1,298,137	$83,743,234	12.1%
Rates Cash	534,513	34,306,862	496,603	31,860,817	7.6%
Rates Derivatives	921,043	59,502,286	801,534	51,882,416	14.9%
Swaps / Swaptions Tenor (greater than 1 year)	476,891	30,811,252	439,683	28,436,368	8.5%
Other Rates Derivatives (1)	444,152	28,691,034	361,850	23,446,048	22.7%

Credit	42,024	2,720,174	42,590	2,754,477	(1.3)%
Cash Credit (2)	11,191	721,616	9,954	641,606	12.4%
Credit Derivatives, China Bonds and U.S. Cash EP	30,833	1,998,558	32,635	2,112,872	(5.5)%

Equities	26,061	1,677,007	22,815	1,467,230	14.2%
Equities Cash	11,836	763,746	10,308	665,127	14.8%
Equities Derivatives	14,225	913,262	12,507	802,103	13.7%

Money Markets	1,051,611	74,615,475	939,622	59,556,275	11.9%

Total (4)	$2,575,251	$172,821,805	$2,303,164	$147,521,215	11.8%
Total excluding Other Rates Derivatives (3)	$2,131,099	$144,130,771	$1,941,314	$124,075,167	9.8%
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

The average variable fees per million dollars of volume traded on our trading platforms by asset class for the three months ended September 30, 2025 and 2024 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
Rates	$2.17	$2.07	$0.10	4.5%
Rates Cash	$2.28	$2.45	$(0.17)	(6.8)%
Rates Derivatives	$2.10	$1.85	$0.25	14.0%
Rates Derivatives (greater than 1 year)	$3.83	$3.17	$0.66	21.0%
Other Rates Derivatives (1)	$0.25	$0.25	$—	3.3%

Credit	$38.19	$39.76	$(1.57)	(4.0)%
Cash Credit (2)	$128.48	$151.91	$(23.43)	(15.4)%
Credit Derivatives, China Bonds and U.S. Cash EP	$5.59	$5.71	$(0.12)	(2.1)%

Equities	$16.31	$15.82	$0.49	3.1%
Equities Cash	$27.98	$27.68	$0.30	1.1%
Equities Derivatives	$6.56	$5.99	$0.57	9.6%

Money Markets	$0.51	$0.54	$(0.03)	(3.9)%

Total	$2.16	$2.29	$(0.13)	(5.9)%
Total excluding Other Rates Derivatives (3)	$2.54	$2.68	$(0.14)	(5.3)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $41.4 million or 17.7% to $274.5 million for the three months ended September 30, 2025 compared to $233.1 million for the three months ended September 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for rates increased primarily due to a mix shift away from rates derivative compression activity, which has a lower variable fee capture compared to overall rates.
Credit. Revenues from our credit asset class increased by $3.0 million or 2.6% to $121.3 million for the three months ended September 30, 2025 compared to $118.3 million for the three months ended September 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for municipals. The increase in variable revenues for municipals was offset by a decline in variable revenues for U.S. corporate bonds, primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for credit decreased primarily due to certain market participants opting for pricing plans with more fixed fee components, resulting in a shift from variable to fixed revenue within U.S. corporate bonds.
Equities. Revenues from our equities asset class increased by $4.3 million or 16.9% to $29.8 million for the three months ended September 30, 2025 compared to $25.5 million for the three months ended September 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for International and U.S. exchange traded funds (“ETFs”) and equity derivatives products.
Average variable fees per million for equities increased primarily due to a mix shift towards U.S. convertibles, which have a higher variable fee capture compared to overall equities.

Money Markets. Revenues from our money markets asset class increased by $6.8 million or 18.7% to $42.9 million for the three months ended September 30, 2025 compared to $36.1 million for the three months ended September 30, 2024 primarily due to the three months of basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended September 30, 2025 compared to two months during the three months ended September 30, 2024 for the period subsequent to the August 1, 2024 acquisition.
Average variable fees per million for money markets decreased primarily due to a mix shift away from certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $1.1 million or 3.6% to $30.8 million for the three months ended September 30, 2025 compared to $29.8 million for the three months ended September 30, 2024 primarily due to increases in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $3.1 million or 51.6% to $9.2 million for the three months ended September 30, 2025 compared to $6.1 million for the three months ended September 30, 2024 primarily due to an increase in revenue earned for performing validation services on the Canton Network.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$317,148	$266,681	$50,467	18.9%
Wholesale	99,365	99,511	(146)	(0.1)%
Retail	38,025	35,770	2,255	6.3%
Corporates	23,243	17,193	6,050	35.2%
Market Data	30,817	29,760	1,057	3.6%
Total revenue	$508,598	$448,915	$59,683	13.3%
Institutional. Revenues from our institutional client sector increased by $50.5 million or 18.9% to $317.1 million for the three months ended September 30, 2025 compared to $266.7 million for the three months ended September 30, 2024. The increase was derived primarily from higher revenues for rates derivatives products, mortgages, European government bonds, International ETFs, other government bonds and U.S. ETFs.
Wholesale. Revenues from our wholesale client sector were relatively flat at $99.4 million for the three months ended September 30, 2025, a decrease of $0.1 million or 0.1% compared to $99.5 million for the three months ended September 30, 2024.
Retail. Revenues from our retail client sector increased by $2.3 million or 6.3% to $38.0 million for the three months ended September 30, 2025 compared to $35.8 million for the three months ended September 30, 2024. The increase was derived primarily from higher revenues for municipals, partially offset by lower revenues for U.S. corporate bonds.
Corporates. Revenues from our corporates client sector increased by $6.1 million or 35.2% to $23.2 million for the three months ended September 30, 2025 compared to $17.2 million for the three months ended September 30, 2024. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. The primary driver of the increase was the three months of basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the three months ended September 30, 2025 compared to two months during the three months ended September 30, 2024 for the period subsequent to the August 1, 2024 acquisition.
Market Data. Revenues from our market data client sector increased by $1.1 million or 3.6% to $30.8 million for the three months ended September 30, 2025 compared to $29.8 million for the three months ended September 30, 2024 primarily due to increases in proprietary third party market data revenue.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$297,435	$279,705	$17,730	6.3%
International	211,163	169,210	41,953	24.8%
Total revenue	$508,598	$448,915	$59,683	13.3%
U.S. Revenues from U.S. clients increased by $17.7 million or 6.3% to $297.4 million for the three months ended September 30, 2025 compared to $279.7 million for the three months ended September 30, 2024 primarily due to higher revenues for rates derivatives products and municipals.
International. Revenues from international clients increased by $42.0 million or 24.8% to $211.2 million for the three months ended September 30, 2025 compared to $169.2 million for the three months ended September 30, 2024 primarily due to higher revenues for rates derivatives products, European government and corporate bonds and money markets, including the contribution from the ICD Acquisition.
Operating Expenses
Our expenses for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$164,993	$160,161	$4,832	3.0%
Depreciation and amortization	64,351	57,872	6,479	11.2%
Technology and communications	33,867	24,300	9,567	39.4%
General and administrative	16,892	20,417	(3,525)	(17.3)%
Professional fees	11,483	21,434	(9,951)	(46.4)%
Occupancy	6,641	5,415	1,226	22.6%
Total expenses	$298,227	$289,599	$8,628	3.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $4.8 million or 3.0% to $165.0 million for the three months ended September 30, 2025 compared to $160.2 million for the three months ended September 30, 2024. The increase was primarily due to an increase in headcount and related salaries, benefits and stock-based compensation associated with our continued growth. As of September 30, 2025, December 31, 2024 and September 30, 2024, we had 1,566, 1,412 and 1,400 employees globally, respectively. The increase was partially offset by a decrease in compensation expense as the three months ended September 30, 2024 included $2.4 million in accelerated stock-based compensation expense associated with our former President and $1.4 million in compensation expense relating to acceleration, as of the ICD Acquisition closing date, of unvested stock-based compensation awards previously issued by the ICD seller.
Depreciation and Amortization. Expenses related to depreciation and amortization increased by $6.5 million or 11.2% to $64.4 million for the three months ended September 30, 2025 compared to $57.9 million for the three months ended September 30, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD Acquisition on August 1, 2024 and increases in amortization of software development costs and hardware driven by increases in investment in our infrastructure.
Technology and Communications. Expenses related to technology and communications increased by $9.6 million or 39.4% to $33.9 million for the three months ended September 30, 2025 compared to $24.3 million for the three months ended September 30, 2024. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs decreased by $3.5 million or 17.3% to $16.9 million for the three months ended September 30, 2025 compared to $20.4 million for the three months ended September 30, 2024. The decrease was primarily due to a $4.4 million decrease in foreign exchange losses during the three months ended September 30, 2025 compared to the prior year period. Realized and unrealized foreign currency gains totaled $0.3 million during the three months ended September 30, 2025 as compared to $4.1 million in losses during the three months ended September 30, 2024. The change was primarily driven by a decrease in foreign currency re-measurement losses on transactions in nonfunctional currencies and the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program.
Professional Fees. Expenses related to professional fees decreased by $10.0 million or 46.4% to $11.5 million for the three months ended September 30, 2025 compared to $21.4 million for the three months ended September 30, 2024, primarily due to a decrease in professional fees related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $1.2 million or 22.6% to $6.6 million for the three months ended September 30, 2025 compared to $5.4 million for the three months ended September 30, 2024. The increase was primarily due to the commencement during the three months ended September 30, 2025 of the lease for our new corporate headquarters in New York City.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment of $0.9 million of expense recognized for the three months ended September 30, 2024 was due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment recognized for the three months ended September 30, 2025.
Interest Income
Interest income increased by $3.7 million or 22.1% to $20.3 million for the three months ended September 30, 2025 compared to $16.7 million for the three months ended September 30, 2024 primarily due to an increase in our average invested cash balance during the three months ended September 30, 2024 and interest earned on a federal income tax refund received during the three months ended September 30, 2025, partially offset by a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense decreased by $0.9 million or 63.9% to $0.5 million for the three months ended September 30, 2025 compared to $1.4 million for the three months ended September 30, 2024 primarily due to timing of payments made under the Tax Receivable Agreement. No interest expense was incurred on payments due under the Tax Receivable Agreement during the three months ended September 30, 2025 compared to $1.0 million of interest expense during the three months ended September 30, 2024.
Other Income (Loss), Net
Other income was $39.4 million for the three months ended September 30, 2025, primarily due to realized and unrealized gains on our Canton Coin holdings, which totaled $43.2 million during the three months ended September 30, 2025 compared to $10,000 in gains during the three months ended September 30, 2024. Other income was partially offset by a $3.8 million loss due to impairments of minority equity investments during the three months ended September 30, 2025.
Income Taxes
Income tax expense increased by $15.6 million or 35.9% to $59.1 million for the three months ended September 30, 2025 compared to $43.5 million for the three months ended September 30, 2024. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2025 was approximately 21.9%, compared with 25.0% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the Foreign-Derived Intangible Income (“FDII”) deduction. The effective tax rate for the three months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.

For the Nine Months Ended September 30, 2025 and September 30, 2024
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,531,246	$1,262,605	$268,641	21.3%
Total expenses	916,921	773,117	143,804	18.6%
Operating income	614,325	489,488	124,837	25.5%
Tax receivable agreement liability adjustment	—	(870)	870	(100.0)%
Interest income	49,169	59,234	(10,065)	(17.0)%
Interest expense	(1,538)	(3,706)	2,168	(58.5)%
Other income (loss), net	56,306	10	56,296	N/M
Income before taxes	718,262	544,156	174,106	32.0%
Provision for income taxes	(163,886)	(134,135)	(29,751)	22.2%
Net income	554,376	410,021	144,355	35.2%
Less: Net income attributable to non-controlling interests	66,576	50,724	15,852	31.3%
Net income attributable to Tradeweb Markets Inc.	$487,800	$359,297	$128,503	35.8%
N/M = not meaningful
Revenues
Our revenues for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,272,421	83.1%	$1,039,419	82.3%	$233,002	22.4%
Subscription fees (1)	244,027	15.9	213,226	16.9	30,801	14.4%
Other	14,798	1.0	9,960	0.8	4,838	48.6%
Total revenue	$1,531,246	100.0%	$1,262,605	100.0%	$268,641	21.3%

Components of total revenue growth:
Constant currency change (2)						20.3%
Foreign currency impact						1.0%
Total revenue growth						21.3%
(1)Subscription fees for the nine months ended September 30, 2025 and 2024 include $70.0 million and $61.6 million, respectively, of LSEG market data fees.
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

The primary driver of the $268.6 million increase in revenue related to a $233.0 million increase in transaction fees and commissions to $1.3 billion for the nine months ended September 30, 2025 from $1.0 billion for the nine months ended September 30, 2024, primarily due to higher revenues for rates derivatives products, municipals, U.S. government bonds, International and U.S. ETFs, repurchase agreements and credit derivatives products, as well as nine months of basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the nine months ended September 30, 2025 compared to two months during the nine months ended September 30, 2024 for the period subsequent to the August 1, 2024 acquisition.
Our total revenue by asset class for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$814,446	$664,746	$149,700	22.5%
Credit	369,629	345,468	24,161	7.0%
Equities	95,491	75,435	20,056	26.6%
Money Markets	128,237	70,962	57,275	80.7%
Market Data	99,941	88,009	11,932	13.6%
Other	23,502	17,985	5,517	30.7%
Total revenue	$1,531,246	$1,262,605	$268,641	21.3%
Our variable and fixed revenues by asset class for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$605,509	$208,937	$485,031	$179,715	$120,478	$29,222	24.8%	16.3%
Credit	324,378	45,251	320,331	25,137	4,047	20,114	1.3%	80.0%
Equities	88,458	7,033	68,494	6,941	19,964	92	29.1%	1.3%
Money Markets	115,106	13,131	58,186	12,776	56,920	355	97.8%	2.8%
Market Data	316	99,625	368	87,641	(52)	11,984	(14.1)%	13.7%
Other	4,876	18,626	513	17,472	4,363	1,154	850.5%	6.6%
Total revenue	$1,138,643	$392,603	$932,923	$329,682	$205,720	$62,921	22.1%	19.1%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $149.7 million or 22.5% to $814.4 million for the nine months ended September 30, 2025 compared to $664.7 million for the nine months ended September 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Credit. Revenues from our credit asset class increased by $24.2 million or 7.0% to $369.6 million for the nine months ended September 30, 2025 compared to $345.5 million for the nine months ended September 30, 2024 primarily due to an increase in fixed revenues, primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue. Revenues from our credit asset class also increased due to higher variable transaction fees and commissions on higher trading volumes for municipals and credit derivatives products.

Equities. Revenues from our equities asset class increased by $20.1 million or 26.6% to $95.5 million for the nine months ended September 30, 2025 compared to $75.4 million for the nine months ended September 30, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for International and U.S. ETFs.
Money Markets. Revenues from our money markets asset class increased by $57.3 million or 80.7% to $128.2 million for the nine months ended September 30, 2025 compared to $71.0 million for the nine months ended September 30, 2024 primarily due to the nine months of basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the nine months ended September 30, 2025 compared to two months during the nine months ended September 30, 2024 for the period subsequent to the August 1, 2024 acquisition.
Market Data. Revenues from our market data asset class increased by $11.9 million or 13.6% to $99.9 million for the nine months ended September 30, 2025 compared to $88.0 million for the nine months ended September 30, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $5.5 million or 30.7% to $23.5 million for the nine months ended September 30, 2025 compared to $18.0 million for the nine months ended September 30, 2024 primarily due to an increase in revenue earned for performing validation services on the Canton Network. The Company began providing services to the Canton Network during the third quarter of 2024.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$947,162	$759,599	$187,563	24.7%
Wholesale	302,894	290,994	11,900	4.1%
Retail	111,504	106,810	4,694	4.4%
Corporates	69,745	17,193	52,552	305.7%
Market Data	99,941	88,009	11,932	13.6%
Total revenue	$1,531,246	$1,262,605	$268,641	21.3%
Institutional. Revenues from our institutional client sector increased by $187.6 million or 24.7% to $947.2 million for the nine months ended September 30, 2025 compared to $759.6 million for the nine months ended September 30, 2024. The increase was derived primarily from higher revenues for rates derivatives products, International and U.S. ETFs, U.S. and European corporate bonds, U.S. and European government bonds, mortgages and credit derivative products.
Wholesale. Revenues from our wholesale client sector increased by $11.9 million or 4.1% to $302.9 million for the nine months ended September 30, 2025 compared to $291.0 million for the nine months ended September 30, 2024. The increase was derived primarily from higher revenues for U.S. government bonds.
Retail. Revenues from our retail client sector increased by $4.7 million or 4.4% to $111.5 million for the nine months ended September 30, 2025 compared to $106.8 million for the nine months ended September 30, 2024. The increase was derived primarily from higher revenues for municipals, partially offset by lower revenues for U.S. corporate bonds.
Corporates. Revenues from our corporates client sector increased by $52.6 million or 305.7% to $69.7 million for the nine months ended September 30, 2025 compared to $17.2 million for the nine months ended September 30, 2024. With the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology, we entered the corporates client sector. This client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. The primary driver of the increase was nine months of basis point commissions earned on the average daily balance of client money market fund investments made through the ICD Portal during the nine months ended September 30, 2025 compared to two months during the nine months ended September 30, 2024 for the period subsequent to the August 1, 2024 acquisition.

Market Data. Revenues from our market data client sector increased by $11.9 million or 13.6% to $99.9 million for the nine months ended September 30, 2025 compared to $88.0 million for the nine months ended September 30, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million of the increase derived from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, and other increases in proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$893,119	$785,947	$107,172	13.6%
International	638,127	476,658	161,469	33.9%
Total revenue	$1,531,246	$1,262,605	$268,641	21.3%
U.S. Revenues from U.S. clients increased by $107.2 million or 13.6% to $893.1 million for the nine months ended September 30, 2025 compared to $785.9 million for the nine months ended September 30, 2024 primarily due to higher revenues for money markets, including the contribution from the ICD Acquisition, rates derivatives products, municipals, U.S. government bonds, mortgages and U.S. ETFs.
International. Revenues from international clients increased by $161.5 million or 33.9% to $638.1 million for the nine months ended September 30, 2025 compared to $476.7 million for the nine months ended September 30, 2024 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD Acquisition, market data, International ETFs, European government bonds and credit derivative products.
Operating Expenses
Our expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$511,563	$440,484	$71,079	16.1%
Depreciation and amortization	190,098	157,145	32,953	21.0%
Technology and communications	92,807	69,840	22,967	32.9%
General and administrative	66,616	44,026	22,590	51.3%
Professional fees	38,100	46,558	(8,458)	(18.2)%
Occupancy	17,737	15,064	2,673	17.7%
Total expenses	$916,921	$773,117	$143,804	18.6%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $71.1 million or 16.1% to $511.6 million for the nine months ended September 30, 2025 compared to $440.5 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in headcount and related salaries, bonus, benefits and stock-based compensation associated with our continued growth, including the August 1, 2024 ICD Acquisition, and an increase in incentive compensation expense tied to our financial performance.
Depreciation and Amortization. Expenses related to depreciation and amortization increased $33.0 million or 21.0% to $190.1 million for the nine months ended September 30, 2025 compared to $157.1 million for the nine months ended September 30, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD Acquisition on August 1, 2024 and increases in amortization of software development costs and hardware driven by increases in investment in our infrastructure.

Technology and Communications. Expenses related to technology and communications increased by $23.0 million or 32.9% to $92.8 million for the nine months ended September 30, 2025 compared to $69.8 million for the nine months ended September 30, 2024. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs increased by $22.6 million or 51.3% to $66.6 million for the nine months ended September 30, 2025 compared to $44.0 million for the nine months ended September 30, 2024. The increase was primarily due to a $18.8 million increase in foreign exchange losses during the nine months ended September 30, 2025 compared to the prior year period. Realized and unrealized foreign currency losses totaled $17.9 million during the nine months ended September 30, 2025 as compared to $0.9 million in gains during the nine months ended September 30, 2024. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement gains on transactions in nonfunctional currencies. Increases in travel and entertainment costs to support our continued growth also contributed to the overall increase in general and administrative expenses.
Professional Fees. Expenses related to professional fees decreased by $8.5 million or 18.2% to $38.1 million for the nine months ended September 30, 2025 compared to $46.6 million for the nine months ended September 30, 2024, primarily due to a decrease in professional fees related to acquisitions.
Occupancy. Expenses related to occupancy costs increased by $2.7 million or 17.7% to $17.7 million for the nine months ended September 30, 2025 compared to $15.1 million for the nine months ended September 30, 2024. The increase was primarily due to higher office and data center rent expense associated with our global expansion including the commencement during the three months ended September 30, 2025 of the lease for our new corporate headquarters in New York City.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment of $0.9 million of expense recognized for the nine months ended September 30, 2024 was due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition as a result of changes in the mix of earnings in connection with the acquisition of ICD, which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment recognized for the nine months ended September 30, 2025.
Interest Income
Interest income decreased by $10.1 million or 17.0% to $49.2 million for the nine months ended September 30, 2025 compared to $59.2 million for the nine months ended September 30, 2024 primarily due to a decrease in the average interest rates earned period-over-period and a decrease in our average invested cash balance as a result of the cash paid in connection with the August 1, 2024 ICD Acquisition. These decreases were partially offset by interest earned on a federal income tax refund received during the nine months ended September 30, 2025.
Interest Expense
Interest expense decreased by $2.1 million or 58.5% to $1.5 million for the nine months ended September 30, 2025 compared to $3.7 million for the nine months ended September 30, 2024 primarily due to timing of payments made under the Tax Receivable Agreement. No interest expense was incurred on payments due under the Tax Receivable Agreement during the nine months ended September 30, 2025 compared to $2.2 million of interest expense during the nine months ended September 30, 2024.
Other Income (Loss), Net
Other income was $56.3 million for the nine months ended September 30, 2025 primarily due to realized and unrealized gains on our Canton Coin holdings, which totaled $65.5 million during the nine months ended September 30, 2025 compared to $10,000 in gains during the nine months ended September 30, 2024. Other income was partially offset by a $9.2 million loss due to impairments of minority equity investments during the nine months ended September 30, 2025.

Income Taxes
Income tax expense increased by $29.8 million or 22.2% to $163.9 million for the nine months ended September 30, 2025 compared to $134.1 million for the nine months ended September 30, 2024. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2025 was approximately 22.8%, compared with 24.7% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, dividends received deduction and the FDII deduction. The effective tax rate for the nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during each of the three and nine months ended September 30, 2025 and 2024. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $1.9 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”

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
Cash Dividends
On October 30, 2025, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.12 per share of Class A common stock and Class B common stock for the fourth quarter of 2025. This dividend will be payable on December 15, 2025 to stockholders of record as of December 1, 2025.
In March, June, and September 2025, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $76.8 million during the nine months ended September 30, 2025.
Cash Distributions
On October 30, 2025, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $108.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of December 1, 2025, payable on December 11, 2025.
In March, June, and September 2025, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $144.9 million during the nine months ended September 30, 2025, including distributions to Tradeweb Markets Inc. of $130.8 million and distributions to non-controlling interests of $14.2 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.

Share Repurchase Program
On December 5, 2022, the board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of our Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of our Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the nine months ended September 30, 2025, the Company did not repurchase any shares pursuant to the 2022 Share Repurchase Program. As of September 30, 2025, a total of $179.9 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
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
During the nine months ended September 30, 2025, the Company withheld 355,158 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.55 and an aggregate value of $48.9 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 7 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of September 30, 2025, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $351.4 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of September 30, 2025, we expect to make tax receivable agreement liability payments of approximately $37.9 million within the next 12 months and approximately $313.5 million thereafter.
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

Indebtedness
As of September 30, 2025 and December 31, 2024, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2025, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of September 30, 2025, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2023 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through May 2041.
As of September 30, 2025, our operating lease liabilities totaled $135.6 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $14.9 million and $177.9 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for capital expenditures and software development costs for fiscal year 2025 to be between $99 million and $109 million, compared to expenditures of $88.9 million in fiscal year 2024, with the midpoint of our 2025 capital expenditure guidance up 17% versus fiscal year 2024 primarily due to capitalized one-time spend associated with our New York City corporate headquarters relocation. Excluding the 2024 and 2025 one-time spend, the mid-point growth is projected to be approximately 3% higher year over year.
As of September 30, 2025, we also had $5.0 million in unfunded capital commitments to our equity method investment.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2025 and December 31, 2024, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $87.4 million and $83.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.

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
We self-clear U.S. Treasury trades executed by non-FICC members on our wholesale trading platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of September 30, 2025, we recorded a $91.6 million receivable and a $79.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $12.0 million difference between the fail to deliver and fail to receive. All of the above failed settlement transactions outstanding as of September 30, 2025 were fully settled during October 2025. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
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
Our working capital as of September 30, 2025 and December 31, 2024 was as follows:

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Cash and cash equivalents	$1,907,922	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	91,640	67,805
Deposits with clearing organizations	64,936	54,702
Accounts receivable	271,241	222,268
Receivable and due from affiliates	547	8,094
Current portion of other assets	73,330	43,163
Total current assets	2,410,616	1,737,334
Payable to brokers and dealers and clearing organizations	79,662	67,816
Accrued compensation	211,000	222,959
Deferred revenue	36,266	30,800
Payable and due to affiliates	15,598	763
Current portion of:
Accounts payable, accrued expenses and other liabilities	186,542	94,620
Lease liabilities	11,059	11,963
Tax receivable agreement liability	37,861	3,981
Total current liabilities	577,988	432,902
Total working capital	$1,832,628	$1,304,432

Current Assets
Current assets increased to $2.4 billion as of September 30, 2025 from $1.7 billion as of December 31, 2024 primarily due to an increase in cash and cash equivalents due to our operating performance and the timing of collections of accounts receivable. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $578.0 million as of September 30, 2025 from $432.9 million as of December 31, 2024 primarily due to an increase in current income taxes payable and an increase in the current portion of our tax receivable agreement liability.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,
	2025	2024

	(dollars in thousands)
Net cash provided by operating activities	$811,697	$615,716
Net cash used in investing activities	(91,725)	(922,903)
Net cash used in financing activities	(162,212)	(229,915)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,860	4,368
Net increase (decrease) in cash, cash equivalents and restricted cash	$567,620	$(532,734)
Operating Activities
Operating activities consist primarily of net income adjusted for noncash items that primarily include depreciation and amortization, stock-based compensation expense and deferred taxes and other income and changes in working capital. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.
Net cash provided by operating activities for the nine months ended September 30, 2025 was $811.7 million, an increase of $196.0 million over the nine months ended September 30, 2024, primarily driven by an increase in net income and net changes in working capital, partially offset by an increase in net cash used to self fund the clearing of payables to brokers and dealers and clearing organizations resulting from unsettled wholesale platform transactions.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $91.7 million for the nine months ended September 30, 2025, which consisted of $47.1 million of capitalized software development costs, $38.4 million of cash paid for investments and $21.1 million of purchases of furniture, equipment, purchased software and leasehold improvements, partially offset by $15.0 million in cash received from the sale of Canton Coins. Net cash used in investing activities was $922.9 million for the nine months ended September 30, 2024, which consisted of $860.4 million of total net cash paid for the acquisitions of ICD and r8fin (net of cash acquired), $35.2 million of capitalized software development costs, $15.7 million of purchases of furniture, equipment, purchased software and leasehold improvements and $11.6 million of cash paid for investments.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $162.2 million, and was primarily driven by $76.8 million in cash dividends to our Class A and Class B common stockholders, $49.0 million in payroll tax payments for PRSUs and RSUs, $21.4 million in payments due under our Tax Receivable Agreement and $14.2 million in distributions to non-controlling interest holders. Net cash used in financing activities for the nine months ended September 30, 2024 was $229.9 million, and was primarily driven by $77.0 million in payments due under our Tax Receivable Agreement, $63.9 million in cash dividends to our Class A and Class B common stockholders, $39.8 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from the related stock-based compensation option exercises, $24.8 million in distributions to non-controlling interest holders and $24.4 million in share repurchases pursuant to the 2022 Share Repurchase Program.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024

	(dollars in thousands)
Cash flow from operating activities	$811,697	$615,716
Less: Capitalization of software development costs	(47,144)	(35,182)
Less: Purchases of furniture, equipment and leasehold improvements	(21,141)	(15,729)
Free Cash Flow	$743,412	$564,805
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Net income	$210,549	$130,223	$554,376	$410,021
Merger and acquisition transaction and integration costs (1)	466	14,488	6,734	21,752
Interest income	(20,348)	(16,663)	(49,169)	(59,234)
Interest expense	522	1,446	1,538	3,706
Depreciation and amortization	64,351	57,872	190,098	157,145
Stock-based compensation expense (2)	607	3,681	1,802	5,395
Provision for income taxes	59,068	43,450	163,886	134,135
Foreign exchange (gains) / losses (3)	(1,372)	4,459	17,579	2,097
Tax receivable agreement liability adjustment (4)	—	870	—	870
Other (income) loss, net	(39,420)	(10)	(56,306)	(10)
Adjusted EBITDA	$274,423	$239,816	$830,538	$675,877
Less: Depreciation and amortization	(64,351)	(57,872)	(190,098)	(157,145)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	45,474	41,949	136,421	111,031
Adjusted EBIT	$255,546	$223,893	$776,861	$629,763
Net income margin	41.4%	29.0%	36.2%	32.5%
Adjusted EBITDA margin	54.0%	53.4%	54.2%	53.5%
Adjusted EBIT margin	50.2%	49.9%	50.7%	49.9%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and nine months ended September 30, 2025 and 2024, this adjustment also includes $0.6 million, $1.8 million, $0.4 million and $0.4 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the three and nine months ended September 30, 2024, this adjustment also includes $2.4 million and $2.7 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.0%	53.4%	+54 bps	+30 bps	54.2%	53.5%	+71 bps	+70 bps
Adjusted EBIT margin	50.2%	49.9%	+37 bps	+8 bps	50.7%	49.9%	+86 bps	+83 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$0.86	$0.53	$2.27	$1.67
Net income attributable to Tradeweb Markets Inc.	$185,636	$113,916	$487,800	$359,297
Net income attributable to non-controlling interests (1)	24,913	16,307	66,576	50,724
Net income	210,549	130,223	554,376	410,021
Provision for income taxes	59,068	43,450	163,886	134,135
Merger and acquisition transaction and integration costs (2)	466	14,488	6,734	21,752
D&A related to acquisitions and the Refinitiv Transaction (3)	45,474	41,949	136,421	111,031
Stock-based compensation expense (4)	607	3,681	1,802	5,395
Foreign exchange (gains) / losses (5)	(1,372)	4,459	17,579	2,097
Tax receivable agreement liability adjustment (6)	—	870	—	870
Other (income) loss, net	(39,420)	(10)	(56,306)	(10)
Adjusted Net Income before income taxes	275,372	239,110	824,492	685,291
Adjusted income taxes (7)	(68,843)	(59,778)	(206,123)	(171,323)
Adjusted Net Income	$206,529	$179,332	$618,369	$513,968
Adjusted Diluted EPS (8)	$0.87	$0.75	$2.60	$2.16
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three and nine months ended September 30, 2025 and 2024, this adjustment also includes $0.6 million, $1.8 million, $0.4 million and $0.4 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the three and nine months ended September 30, 2024, this adjustment also includes $2.4 million and $2.7 million, respectively, of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0% applied to Adjusted Net Income before income taxes for each of the three and nine months ended September 30, 2025 and 2024.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2025 and 2024:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Diluted weighted average shares of Class A and Class B common stock outstanding	214,983,486	215,096,974	214,951,279	214,885,210
Weighted average of other participating securities (1)	159,088	126,903	165,713	137,252
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,062,320	23,076,235	23,065,139	23,077,298
Adjusted diluted weighted average shares outstanding	238,204,894	238,300,112	238,182,131	238,099,760
Adjusted Net Income (in thousands)	$206,529	$179,332	$618,369	$513,968
Adjusted Diluted EPS	$0.87	$0.75	$2.60	$2.16
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
During each of the three and nine months ended September 30, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 17, 2025, we granted 65,532 PSUs with a grant date fair value totaling $14.2 million, which will be amortized into expense on a straight-line basis through December 31, 2027. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.04% and a risk-free interest rate of 3.95%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and nine months ended September 30, 2025 and 2024, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted during 2025 and 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of September 30, 2025, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for both the three and nine months ended September 30, 2025 by approximately $3.4 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both September 30, 2025 and December 31, 2024, we had a $1.7 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 6 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
% of revenue denominated in foreign currencies (1)	31%	28%	30%	30%
% of operating expenses denominated in foreign currencies (2)	16%	14%	16%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a gain of $2.1 million and a loss of $0.9 million during the three months ended September 30, 2025 and 2024, respectively, and a gain of $4.7 million and a loss of $2.9 million during the nine months ended September 30, 2025 and 2024, respectively.
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

Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Euros	$1.17	$1.10	$1.12	$1.09
British pound sterling	$1.35	$1.30	$1.31	$1.28
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Increase (decrease) in revenue	$10,400	$1,300	$12,900	$300
Increase (decrease) in operating income	$8,200	$100	$10,000	$(1,700)
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	September 30,				September 30,
	2025		2024		2025		2024
All currencies
Effect of 10% change on revenue	+/-	$17,400	+/-	$14,200	+/-	$51,900	+/-	$40,700
Effect of 10% change on operating income	+/-	$12,000	+/-	$9,700	+/-	$36,400	+/-	$27,700
Euros
Effect of 10% change on revenue	+/-	$15,200	+/-	$12,100	+/-	$45,300	+/-	$35,500
Effect of 10% change on operating income	+/-	$14,800	+/-	$11,800	+/-	$44,100	+/-	$34,400
British pound sterling
Effect of 10% change on revenue	+/-	$800	+/-	$900	+/-	$2,500	+/-	$1,900
Effect of 10% change on operating income	+/-	$3,000	+/-	$2,300	+/-	$8,800	+/-	$7,500
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2025 and December 31, 2024, the notional amount of our foreign currency forward contracts was $328.3 million and $238.2 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a loss of $1.8 million and a loss of $3.1 million during the three months ended September 30, 2025 and 2024, respectively, and a loss of $22.6 million and a gain of $3.8 million during the nine months ended September 30, 2025 and 2024, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of September 30, 2025 and December 31, 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.

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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers and our investments in available-for-sale debt securities. As of September 30, 2025 and December 31, 2024, the allowance for credit losses with regard to these receivables totaled $0.3 million and $0.4 million, respectively. There was no allowance for credit losses recorded on available-for-sale debt securities as of September 30, 2025 and December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, we did not repurchase any securities pursuant to the 2022 Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

TRADEWEB MARKETS INC.

October 30, 2025	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

October 30, 2025	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)