Form 10-K
period 2025-12-31
Tradeweb Markets Inc.
filed 2026-02-05
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the Class A common stock on the NASDAQ Global Select Market on June 30, 2025, was approximately $16.9 billion.

Class of Stock	Shares Outstanding as of January 29, 2026
Class A Common Stock, par value $0.00001 per share	115,657,833
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,056,868

Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders.
The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
Market and Industry Data
This Annual Report on Form 10-K includes estimates regarding market and industry data. Unless otherwise indicated, information concerning our industry and the markets in which we operate, including our general expectations, market position, market opportunity and market size, are based on our management’s knowledge and experience in the markets in which we operate, together with currently available information obtained from various sources, including publicly available information, industry reports and publications, surveys, our clients, trade and business organizations and other contacts in the markets in which we operate. Certain information is based on management estimates, which have been derived from third-party sources, as well as data from our internal research, and is based on certain assumptions that we believe to be reasonable. In particular, to calculate our market position, market opportunity and market size we derived the size of the applicable market from a combination of management estimates, public filings and statements of competitors and public industry sources, including FINRA’s Trade Reporting and Compliance Engine (“TRACE”), the Securities Industry and Financial Markets Association (“SIFMA”), Clarus Financial Technology, the Federal Reserve Bank of New York, Flow Traders, Coalition Greenwich, the Association for Financial Markets in Europe (“AFME”), the Japan Securities Deal Association, the China Foreign Exchange Trade System (“CFETS”) and the Emerging Markets Trade Association (“EMTA”). In calculating the size of certain markets, we omitted products for which there is no publicly available data, and, as a result, the actual markets for certain of our asset classes may be larger than those presented herein.
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
We use constant currency measures as supplemental metrics to evaluate our underlying performance between periods by removing the impact of foreign currency fluctuations. We believe that providing certain percentage changes on a constant currency basis provides useful comparisons of our performance and trends between periods.

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
•Adjusted EBITDA, Adjusted EBIT, Adjusted Net Income and Adjusted Diluted EPS do not reflect the non-cash component of certain employee stock-based compensation expense and associated payroll taxes;
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, any acquisitions, investments or other strategic transactions, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Annual Report on Form 10-K, including under Part I, Item 1. – “Business,” Part I, Item 1A. – “Risk Factors” and Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.
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
•our dependence on dealer clients;
•design defects, errors, failures or delays with our platform or solutions;
•our dependence on third parties for certain market data and certain key functions;
•our ability to implement our business strategies profitably;
•our ability to successfully integrate any acquisition or to realize benefits from any strategic alliances, partnerships, joint ventures or investments;
•risks related to cryptocurrency and other digital assets;
•our inability to maintain and grow the capacity of our trading platform, systems and infrastructure;
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
•LSEG’s control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. – “Risk Factors.”
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

PART I
ITEM 1. BUSINESS.
Overview
We are a leader in building and operating electronic marketplaces for our global network of clients across the financial ecosystem. Our network is comprised of more than 3,000 clients across the institutional, wholesale, retail and corporates client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporations The Tradeweb platform includes marketplaces that facilitate trading global products across a range of asset classes, including rates, credit, equities and money markets. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data and analytics. We are a global company serving clients in over 85 countries with offices in North America, South America, Europe, Australia, Asia and the Middle East. In addition, we currently support trading across over 30 currencies globally. Through our platform we offer our clients deep liquidity, advanced technology and a broad range of intelligent data solutions designed to support enhanced price discovery, order execution and streamlined trade workflows helping to reduce risks in client trading operations. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our offerings to enter new markets, create new electronic marketplaces and solutions and adjust to regulations quickly and efficiently.
Our markets are large and growing. Electronic trading continues to increase in the markets in which we operate as a result of market demand for greater transparency, higher execution quality, operational efficiency and lower costs, as well as regulatory changes. We believe our deep client relationships, asset class breadth, geographic reach, regulatory knowledge and scalable technology position us to continue to be at the forefront of the evolution of electronic trading. Our platform provides transparent, efficient, cost-effective and compliant trading solutions across multiple products, regions and regulatory regimes. As market participants seek to trade across multiple asset classes, reduce their costs of trading and increase the effectiveness of their trading, including through the use of data and analytics, we believe the demand for our platform and electronic trading solutions will continue to grow.
There are multiple key dimensions to the electronic marketplaces that we build and operate to provide deep pools of liquidity. Foundationally, these begin with our clients and then expand through and across multiple client sectors, geographic regions, asset classes, product groups, trading protocols and trade lifecycle solutions. As our network continues to grow across client sectors and geographies, we expect to generate additional transactions and data on our platform, driving a virtuous cycle of greater liquidity and value for our clients.

EXECUTION
POST-TRADE/REPORTING
DATA
PRE-TRADE
RFQ
A2A
INVENTORY
SESSIONS
VOICE
CLOB
STREAMING
PORTFOLIO TRADING
CASH
DERIVATIVES
ETFs
RATES
CREDIT
EQUITIES
MONEY MARKETS
AMERICAS
EUROPE
ASIA PACIFIC
MIDDLE EAST
INSTITUTIONAL
RETAIL
WHOLESALE
CORPORATES
SOLUTIONS
PROTOCOLS
PRODUCT
ASSET CLASS
GEOGRAPHY
CLIENT SECTORS

We have built, and continue to invest in, a scalable, flexible and resilient proprietary technology architecture that enables us to remain agile and evolve with market structure. This allows us to partner closely with our clients to develop customized solutions for their trading and workflow needs. Our technology is deeply integrated with our clients’ order, risk and treasury management systems, accounting systems, clearinghouses, trade repositories, middleware providers and other important links in the trading value chain. These qualities allow us to be quick to market with new offerings, to constantly enhance our existing platform and solutions and to collect a robust set of data and analytics to support our marketplaces.

As a company focused on technology serving the financial markets, we embrace a balanced strategy of evolution and innovation. We see significant opportunity to use technology and innovation to electronify more areas of the fixed income markets over the coming years alongside our dealers and clients. During 2025, we continued to strategically invest in technology that we expect to help advance our business, including entering into minority investments, commercial agreements and strategic partnerships with companies including in the blockchain infrastructure and digital asset spaces. This strategy allows us to leverage and benefit from the technical expertise of our partners, without having to make as significant of an investment in research and development purely in-house. Our expansion in emerging markets also continued in 2025 with the addition of clients and enhanced product offerings across Latin America and the Middle East. By expanding the scope of our platform and solutions, building scale and integration across marketplaces and benefiting from broader network effects, we have continued to grow both our transaction volume and subscription-based revenues year-over-year. With a track record of growth and strong financial performance, we are excited about opportunities to continue to engage with our clients and to expand our multi-asset class footprint in the future. We remain focused on balancing revenue growth and margin expansion to create long-term value for stockholders.
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
We identified an opportunity to complement our offerings to the wholesale and retail client sectors based on our existing relationships with dealers and our strong market position. We entered the wholesale client sector through the acquisitions of Hilliard Farber & Co. in 2008 and then Rafferty Capital Markets in 2011, and developed technology to facilitate the migration of inefficient wholesale voice markets to more efficient and transparent electronic markets. We entered the retail market through our acquisition of LeverTrade in 2006, scaled our retail market position through our acquisition of BondDesk in 2013, and have continued to leverage our market and technology expertise to enhance our offerings in serving that client sector.
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
More broadly, market participants are increasingly taking a whole market view of the trading landscape and are seeking ways to deploy cross-asset strategies more efficiently and frequently than ever. To that end, in January 2024, we acquired R8FIN Holdings LP (together with its subsidiaries, “r8fin”), an algorithmic technology provider that, among other things, facilitates multi-legged trades between the U.S. Treasury cash and interest rates futures markets. These types of workflow innovations help to make it easier for market participants to seamlessly express a view across multiple markets, effectively closing the gaps between asset classes, and this acquisition helped move us closer to a one-stop shop approach for trading across asset classes.
In August 2024, we expanded into the corporates client sector through our acquisition of Institutional Cash Distributors (“ICD”), an institutional investment technology provider for corporate treasury organizations trading short-term investments. The addition of ICD to our platform broadened our product suite, further diversified our client and revenue bases and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.

Throughout our evolution we have developed many new innovations that have provided enhanced order management workflows, greater pre-trade price transparency, better execution quality and seamless post-trade solutions. Such innovations include the introduction of pre-trade composite pricing for multi-dealer-to-customer (“D2C”) trading, the Request-for-Quote (“RFQ”) trading protocol across all of our asset classes, the Request-for-Market (“RFM”) trading protocol across our swaps, government bonds, equities and corporate bond marketplaces, the blast all-to-all (“A2A”) trading protocol across our global credit marketplaces, the portfolio trading protocol across our global credit and European government bond marketplaces and leading electronic sweep protocols for dealer-to-dealer (“D2D”) transactions, among others. We have also integrated our trading platform with many of our clients’ order, risk and treasury management and accounting systems for efficient pre- and post-trade processing. In addition, because large components of the market remain relationship-driven, we continue to focus on introducing technology solutions to solve inefficiencies in voice markets, such as electronic voice processing, which allows our clients to use Tradeweb technology to process voice trades. We expect to continue to leverage our success to expand into new products, services, asset classes and geographies, while growing our powerful network of clients.
While our cornerstone products continue to be some of the first products we launched, including U.S. Treasuries, European government bonds and To-Be-Announced mortgage-backed securities (“TBA MBS”), we have continued to solve trading inefficiencies by adding new global products across our rates, credit, equities and money markets asset classes. As a result of expanding our offerings, we have increased our opportunities in related addressable markets, where estimated average daily trading volumes for the types of asset classes traded on our platform, excluding our ICD Portal, have grown from approximately $4.2 trillion in 2016 to $10.0 trillion through December 31, 2025, according to industry sources and management estimates.
With over a decade since our launch of U.S. credit trading, revenues from our overall credit asset class have grown to $488.0 million for the year ended December 31, 2025, underscoring the long-term growth and client engagement in this asset class. Looking ahead, U.S. credit remains one of our biggest areas of focus and we believe we are well positioned across our client channels, with a long runway for growth and ample opportunity to innovate alongside our clients. Our strategy is focused on, among other things, expanding our network, increasing our market share, increasing electronification of our markets, enhancing our pre- and post-trade analytics and continuously improving our protocols and client experience.
Our Competitive Strengths
Our Network of Clients, Products, Geographies and Protocols
Our clients continue to trade on our platform because of our large network and deep pools of liquidity, which result in better and more efficient trade execution. We expand our relationships through our integrated technology and new offerings made available to our growing network of clients. As an electronic trading marketplace for key asset classes and products, we benefit from a virtuous cycle of liquidity — trading volumes growing together and re-enforcing each other. Our average daily volume traded on our platform has increased 213% to $2.6 trillion for the year ended December 31, 2025 compared to $0.8 trillion for the year ended December 31, 2020. We expect our existing clients to continue to trade more volume on our platform and to attract new users to our already powerful network, as liquidity on our marketplaces continues to grow and we offer more products and value-added solutions. The breadth of our network, diversity of our products and clients, global presence and embedded scalable technology offers us unique insights and an established platform to swiftly enter additional markets and offer new value-added solutions. This is supported by more than 25 years of successful innovation and long trusted relationships with our clients.
We are a leader in making trading and the associated workflow more efficient for market participants. Based on industry sources and management estimates, we believe that we are a market leader in electronic trading for the following products: U.S. Treasuries, U.S. High-Grade credit, TBA MBS, European government bonds, global interest rate swaps, European exchange traded funds (“ETFs”) and U.S. institutional money market funds. We cover all major client sectors participating in electronic trading, including the institutional, wholesale, retail and corporates client sectors. In addition, we provide a full spectrum of trading protocols including voice, sweeps (session-based trading), RFQ, RFM, CLOB, A2A and portfolio trading, among others, and many of our protocols utilize Automated Intelligent Execution (“AiEX”). See “—Our Solutions” below for additional information.
We believe the breadth of our offerings, experience and client relationships provides us with unique market feedback and enables us to enter new markets with higher probabilities of success and greater speed. Many of our markets are interwoven and we provide participants trading capabilities across multiple products through a single relationship. We cover our more than 3,000 global clients through offices in North America, South America, Europe, Australia, Asia and the Middle East and a global trading network that is distributed throughout the world in over 85 countries across the Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions.

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
In 2025, in collaboration with Digital Asset Holdings (“Digital Asset”) and a consortium of leading financial institutions, a first-of-its-kind, live transaction that enabled real-time, fully on-chain financing of tokenized U.S. Treasuries against USDC was completed on the Canton Network using applications provided by us. Our deep U.S. Treasury liquidity and electronic execution capabilities, combined with the Canton Network’s interoperable and decentralized framework, enabled this trade to happen outside of traditional settlement windows, on a weekend, providing true 24/7 liquidity and eliminating the limitations of off-ledger cash and market-hour restrictions seen in legacy implementations. It was an industry first and reflects the power of collaboration in building a more connected, resilient and always-on global capital market ecosystem.
In 2025, we also announced an expansion of our dealer algorithmic execution capabilities for U.S. Treasuries, providing institutional clients with smarter execution strategies through our comprehensive dealer algorithmic suite. Our clients increasingly want flexibility in how they access liquidity and execute orders, and this new offering allows clients to choose from dealer — currently J.P. Morgan and Morgan Stanley — and proprietary algorithmic execution strategies. We are energized by this progress and plan to continue working closely to onboard other institutional dealers to further expand our efforts in this space.
In 2025, the first fully electronic request-for-market swaption package trade was executed on our platform. The execution of this trade marked an industry-first, enabling institutional clients to request and receive a two-way market, rather than a price based on one direction, for a series of swaptions and swaps in a single electronic quote. This trading capability can be especially beneficial for participants in derivatives markets, as it enhances transparency while simultaneously protecting client intent and shares potentially sensitive or strategically valuable trading information exclusively between counterparties.
Beginning in 2019, we were also the first trading platform to offer portfolio trading for corporate bonds, creating a new and efficient way for participants to move risk. With portfolio trading now a widely adopted standard for efficient execution in credit markets, during 2025, we expanded our portfolio trading functionality to the European government bond market, a significant milestone in increasing flexibility and efficiency of our institutional clients’ workflows that reflects our track record of relentless innovation. As institutional clients continue to embrace the benefits of portfolio trading, we believe there is significant potential for its use cases to expand beyond cash credit and across the fixed income spectrum.
Through collaborative endeavors like these, we have become deeply integrated into our clients’ workflow and become a partner of choice for new innovations. Furthermore, as artificial intelligence (“AI”) continues to shape the evolution of markets, we were pleased to welcome Sherry Marcus as our new Head of AI in May 2025. We expect her extensive experience and leadership will be instrumental in advancing our AI capabilities to new levels of sophistication.
Scalable and Flexible Technology
We consistently use our proprietary technology to find new ways for our clients to trade more effectively and efficiently. Our core software solutions span multiple components of the trading lifecycle and include pre-trade data and analytics, trade execution and post-trade data, analytics and reporting, integration, connectivity and straight-through processing. Our systems are built to be scalable, flexible and resilient. Our internet-based, thin client technology is readily accessible and enables us to quickly access the market with easily distributed new solutions. For example, we were the first to offer web-based electronic multi-dealer trading to the institutional U.S. Treasury market and have subsequently automated the market structure of additional markets globally. We have also created new trading protocols and developed additional solutions for our clients that are translated and built by our highly experienced technology and business personnel working together to solve a client workflow problem. Our January 2024 acquisition of the r8fin technology expanded our intelligent execution capabilities, which combines algorithmic execution and cross-market connectivity to enhance U.S. Treasuries and related futures trading. Our plans to pair this sophisticated technology with our global network is expected to open up a range of new possibilities for clients engaged in relative value or macro trades spanning multiple asset classes. We believe our ongoing investments in our technology and new product offerings position us at the forefront of the evolution of electronic trading.

Our Global Regulatory Footprint and Domain Expertise
We are regulated (as necessitated by jurisdiction and applicable law) or have necessary legal clearance to offer our platform and solutions in major markets globally, and our experience provides us credibility when we enter new markets and facilitates our ability to comply with additional regulatory regimes. With extensive experience in addressing existing and pending regulatory changes in our industry, we offer clients a central source of expertise and thought leadership in our markets and assist them through the myriad of regulatory requirements. We then provide our clients with a trading platform that meets regulatory requirements and enables connectivity to pre- and post-trade systems necessary to comply with their regulatory obligations.
Platform and Solutions Empowered by Data and Analytics
Our data and analytics enhance the value proposition of our trading platform and improve the trading experience of our clients. We support our clients’ core trading functions by offering trusted pre- and post-trade services, value-added analytics and predictive insights informed by our deep understanding of how market participants interact. Our data and analytics help clients make better trading decisions, benefiting our current clients and attracting new market participants to our network. For example, data powers our AiEX functionality which allows traders to automatically execute trades according to pre-programmed rules and automatically sends completed or rejected order details to internal order management systems. By allowing traders to automate and execute their smaller, low touch trades more efficiently, AiEX helps traders focus their attention on larger, more nuanced trades. During the year ended December 31, 2025, the percentage of trades executed by our institutional clients using our AiEX functionality was over 40% of total institutional trades, up from 30% in 2021, and we are seeing demand for AiEX continue to grow across some of our key products, including U.S. Treasuries, European government bonds, global swaps, U.S. corporate bonds and global ETFs.
Our over 25 year operating history has allowed us to build comprehensive and unique datasets across our markets and, as we add new products to our platform, we will continue to create new datasets that may be monetized in the future. Our marketplaces generate valuable data, processing on average over 150,000 trades and significantly more pre-trade price updates daily, that we collect centrally and use as inputs to our pre-trade indicative pricing and analytics. We maintain a full history of inquiries and transactions, which means, for example, we have over 25 years of U.S. Treasury data. With markets becoming more electronic, clients increasingly turn to our composite data for its transparency and to help improve execution, further increasing the value proposition of our data. For example, we have a market data license agreement with affiliates of LSEG, pursuant to which LSEG distributes certain of our data directly to LSEG customers through its flagship financial platforms.
We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with LSEG and through distributing additional datasets, derived data and analytics offerings through our own platform or through other third-party networks. For example, in 2023, we announced a strategic partnership with FTSE Russell which seeks to develop the next generation of fixed income pricing and index trading products. Fixed income closing prices are administered as benchmarks by FTSE Russell and are derived from trading activity on our platform. The partnership aims to extend pricing coverage to most constituents featured in the FTSE Fixed Income Index universes and explore incorporating new Tradeweb pricing sets into FTSE Fixed Income Indices. To date, we have launched Tradeweb FTSE U.S. Treasury closing prices, utilizing an enhanced methodology, which also facilitates the calculation of bid and offer prices and UK Gilts and European government bonds are also currently available for clients.
We are also continuously developing new offerings and solutions to meet the changing needs of our clients. In addition to providing benchmark closing prices, we plan to expand and enhance electronic trading functionality for FTSE Russell Fixed Income indices and customized baskets through tools and protocols such as RFQ, AiEX and portfolio trading, offering trade-at-market close, trade-at-month-end and other features conducive to index rebalancing trades. For clients seeking to efficiently take a position on FTSE Russell indices and baskets, providing enhanced trading functionality can help efficiently manage what are often their largest and most critical trades. In 2025, we announced a collaboration to publish the Tradeweb FTSE U.S. Treasury Benchmark Closing Prices on-chain via DataLink, an institutional-grade data publishing service powered by Chainlink, with the aim to unlock new opportunities for innovation and 24/7 access to data across the global financial ecosystem.

Experienced Management Team
Our focus and decades of experience have enabled us to accumulate the knowledge and capabilities needed to serve complex, dynamic and highly regulated markets, and oversee our expansion into new markets and geographies while managing ongoing strategic initiatives including our significant technology investments. Our management team is composed of executives with an average of over 25 years of relevant industry experience including an average of over 10 years working together at Tradeweb under different ownership structures and through multiple market cycles, with a combination of veteran Tradeweb employees such as our Chief Executive Officer, Mr. Billy Hult, who has been at the Company for over 25 years and new executives, including Troy Dixon, who joined our team in January 2025 as Co-Head of Global Markets, and Sandra Buchanan, who joined our team in September 2025 as Chief People Officer. Management has fostered a culture of collaborative innovation with our clients, which combined with management’s focus and experience, has been an important contributor to our success. We have been thought leaders and contributors to the public dialogue on key issues and regulations affecting our markets and industry, including congressional testimony, public roundtables, regulatory committees and industry panels.
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
Growth in Our Market Share
Our clients represent most of the largest institutional, wholesale, retail and corporate market participants. The global rates, credit, equities and money markets asset classes continue to evolve electronically, and we seek to increase our market share by continuing to innovate to electronify workflows. We intend to continue to increase our market share by growing our client base and increasing the percentage of our clients’ overall trading volume transacted in those asset classes on our platform, including by leveraging our voice solutions to win more electronic trading business from electronic voice processing clients in our rates and credit asset classes. In particular, across many of our products, we are implementing an integrated approach to grow our market share — serving institutional, wholesale and retail clients across all trade sizes, from odd-lot to block trades, through a variety of protocols. In general, many of our asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on our platform and our global dealer clients trade in most asset classes across our institutional, wholesale and retail client sectors. Beginning in 2025, corporate treasurers using our ICD Portal can now trade U.S. Treasury bills via a direct connection between our ICD Portal and our institutional trading marketplace. We also see a growing appetite for multi-asset trading to reduce costs and duration risk.
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

As markets become more interconnected, clients increasingly expect the ability to trade across asset types—bonds, equities, derivatives and digital assets—with the same ease and efficiency as they are used to today. We are well positioned to continue to innovate and provide better electronic markets and solutions that satisfy the needs of our clients and that meet changing market demands and evolving regulatory standards. In addition, we believe we can help drive increased adoption of electronic trading by corporate treasurers within our ICD Portal through the integration of their workflows across a variety of our other products, geographies and liquidity pools in the future, beginning with trade execution and straight-through processing on highly liquid products and currencies.
Global government bonds, global interest rate swaps, global ETFs, in particular, institutional block ETFs, credit cash products, including corporate high grade and high yield bonds and EM bonds are expected to be key drivers of our future potential growth. Our penetration of these markets, and their level of electronification, are at various stages. We are focused on growing our market share for these products by continuing to invest in new technology solutions that will attract new market participants to our platform and increase the use of our platform by existing clients.
Expand Our Product Set and Reach
We have grown our business by prudently expanding our offerings to add new products and asset classes, and we expect to continue to invest to add new products and expand into new complementary markets as client demand and market trends evolve. We have significant scale and breadth across our platform, which position us well to take advantage of favorable market dynamics when entering into new markets or introducing new products or solutions.
With the 2024 acquisition of ICD, we added institutional funds with money market and other short-term investments (collectively referred to herein as “money market funds”) to our available products, further diversified our client base with the addition of corporates and continued our track record of expanding into adjacent markets to help improve client workflow. In addition to continuing to execute on our plans to cross-sell our other products to our corporates client sector, we also plan to leverage our international presence with the aim to accelerate growth and expansion of the ICD Portal outside of the U.S.
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
In 2017, we expanded into China to offer our global clients access to the Chinese bond market through our initiative with BondConnect, in 2020, we launched CIBM Direct, in 2021, we completed our first Southbound BondConnect transactions, offering onshore investors enhanced access to oversees liquidity, pre-trade transparency and innovative trading protocols and in 2023, we launched direct trading access through our platform to Swap Connect, providing offshore investors the ability to trade and central party clear onshore CNY interest rates swaps. We continue to focus on these initiatives and on expanding opportunities with clients in the Asia region more broadly. For example, in November 2024, we announced a collaboration with Tokyo Stock Exchange (“TSE”) to offer institutional investors enhanced access to liquidity in Japanese ETFs and launched a new direct link between Tradeweb and TSE’s request-for-quote platform. During 2025, our global product expansion continued to the Middle East, Latin America and other emerging markets as we successfully launched our Alternative Trading System (“ATS”) for the execution of Sukuk and Saudi Riyal (“SAR”)-denominated debt instruments in the Kingdom of Saudi Arabia, began offering a fully digital trading solution for Mexican repurchase agreements, improving workflows and access to liquidity in the region, executed the first click-to-trade in Brazilian swaps and launched trading in Malaysian swaps.
We have also expanded internationally through acquisition. For example, following our 2023 acquisition of Yieldbroker, we successfully expanded local client access in Australia to our global product suite, with a significant number of additional local users onboarded onto the global interest rate swaps platform since the acquisition.
Digital assets are increasingly being integrated into the fixed income ecosystem, marking an important evolution in electronic trading and opening new opportunities for our clients. Whether it is potentially offering trading in tokenized bonds or digital currencies and funds linking issuance, or potentially providing settlement, custody or trading protocols through blockchain technology, we are actively seeking opportunities, including through strategic investments and other strategic alliances, to help us continue to prepare to support clients as they explore the increasing convergence across traditional and decentralized finance systems. Our long-term goal is to make trading in digital assets as seamless as any other asset class, providing clients with access to another source of liquidity and helping them to manage risk and capitalize on opportunities in digital assets with confidence. We believe our potential future expansion into digital assets aligns with our multi-asset class approach.

Enhance Underlying Data and Analytics Capabilities to Develop Innovative Solutions
As the demand for data and analytics solutions grows across markets and geographies, we plan to continue to expand the scope of our underlying data, improve our tools and technology and enhance our analytics and trade decision support capabilities to provide innovative solutions that address this demand. As the needs of market participants evolve, we expect to continue to help them meet their challenges, which our continuous investments in data, technology and analytics enable us to do more quickly and efficiently. In particular, we aim to enhance our solutions by linking indicative pre-trade data to our clients’ specific trades to create predictive insights from client trading behavior. For example, through SNAP+, an intelligent automated optimization solution for interest rate swap trading that bridges and unites historical trade data and advanced AI algorithms to produce a list of dealers that are most likely to offer the best terms for a given trade, we help clients optimize the dealer selection process. We will also continue to selectively pursue new strategic partnerships to further expand our data and analytics offering over time.
Pursue Strategic Acquisitions, Investments and Other Alliances
As part of our culture of collaborative innovation, throughout our history we have completed various strategic acquisitions and initiated several formal strategic alliances. These alliances have taken several forms, including partnerships, technological alliances, minority investments and other financial and commercial arrangements. One goal when entering into a strategic alliance is to enhance our existing capabilities by allowing us to leverage the scale of other parties and accelerate our ability to enter new markets or provide new solutions. Our focus continues to be on opportunities that we believe can enhance or benefit from our technology platform and client network, provide significant market share and profitability and are consistent with our corporate culture. We intend to continue to selectively consider opportunities to grow and learn through strategic alliances and acquisitions.
Acquisitions
We acquired ICD in August 2024, r8fin in January 2024 and Yieldbroker in August 2023. Prior to that, our most recent acquisition was in June 2021, when we acquired Nasdaq’s U.S. fixed income electronic trading platform. These acquisitions have contributed to one or more of our goals to continue to expand our product suite, further diversify our client and revenue base, expand our geographic reach, strengthen our market share and/or enable us to provide a more comprehensive range of tools, technology and services, while remaining focused on balancing revenue growth and margin expansion to create long-term value for stockholders.
Digital Assets and Blockchain Technology Related Investments and Strategic Alliances
Similar to the early days of electronic trading, various alliances are forming to identify new and interesting ways to advance the trading of digital assets. For us, that has meant entering into collaborations with, and/or making investments in, a range of partners and initiatives, including Digital Asset, the Canton Network, Goldman Sachs, DRW, Fnality, iAltA Capital Markets, Securitize and Alphaledger, among others.
Many of our recent digital asset initiatives are connected to the Canton Network, a privacy-preserving distributed ledger infrastructure and network, designed to support institutional-grade financial applications. In addition to serving as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s interoperability layer, we collaborate with Digital Asset, the original developer of the Canton Network, and a wide range of financial institutions, to explore new use cases for tokenized securities and related financing and settlement workflows. For example, during 2025, in collaboration with Digital Asset and a consortium of leading financial institutions, a first-of-its-kind, live transaction that enabled real-time, fully on-chain financing of tokenized U.S. Treasuries against USDC was completed on the Canton Network using applications provided by us. During 2025, we also announced a collaboration with Novaprime, a mortgage technology company, to offer a new solution built on the Canton Network that is intended to help mutual clients of Novaprime and Tradeweb reduce risk and hedging costs by offering automated hedging tools via Novaprime’s platform and integrated trading connectivity to our trading platform. This illustrates how innovation can bridge traditional mortgage markets with the growing digital asset ecosystem, a strategy we are looking to pursue in other markets as well.
Since the third quarter of 2024, we have been receiving Canton Coins, the Canton Network’s utility token, as compensation for our services as a Super Validator and Validator. In addition, during 2025, we made a strategic minority investment in Digital Asset and also acquired pre-funded warrants to purchase shares of common stock of Tharimmune, Inc. (Nasdaq CM: “THAR”). THAR’s goal is to advance the adoption of institutional and decentralized finance applications on the Canton Network, another step in the growing momentum of the Canton Network, whose Canton Coins also began trading on various digital asset exchanges in November 2025. See Note 15 – Fair Value of Financial Instruments and Other Assets to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding these holdings.

In addition to our activities on the Canton Network, we have entered into other strategic alliances related to digital assets, including collaborating with Goldman Sachs to help bring new commercial use cases to its GS DAP® technology platform, and a minority investment in Fnality’s Series C funding round. Fnality is developing a distributed ledger-based global settlement network designed to support on-ledger movement of central bank-backed cash. In addition, in December 2025, a fully electronic retail auction for brokered certificates of deposit took place on our platform and was executed on-chain and powered by Alphaledger’s blockchain technology.
This strategy of collaboration and minority investment in digital asset initiatives allows us to increase our digital asset competencies by leveraging the technical expertise of our strategic partners in the digital asset space, without having to make as significant of an investment in research and development purely in-house.
Other Strategic Alliances
We have entered into a number of other strategic alliances over the years with a range of firms, such as BlackRock, Coremont and key dealers that trade on our platform, among others. For example, in 2025 we announced a strategic collaboration with Coremont, a premier provider of cloud-based portfolio management software and multi-asset class analytics, with plans to integrate our global fixed income execution workflows into Coremont’s Clarion platform, a portfolio management solution used by asset managers and hedge funds. This collaboration is intended to enhance fixed income trading workflows for buy-side professionals by providing Coremont clients with access to our comprehensive execution capabilities, initially for the global swaps market, accelerating the shift from complex manual workflows to fully digitized processes.
We plan to remain focused on leading initiatives that advance innovation and drive purposeful change.
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
We provide deep liquidity pools to our institutional, wholesale, retail and corporates client sectors for trading through our platform. We are dependent on our dealer clients to support our ability to continue to provide liquidity for trading on our platform, and certain of our dealer clients may account for a significant portion of our trading volume. Market knowledge and feedback from these dealer clients have also been important factors in the development of many of our offerings and solutions.
Our client sectors are continuing to become more interwoven and we believe we are well positioned to deliver the benefits of cross-marketplace network effects. Many of our asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on our platform. In addition, many of the global commercial banks and dealers providing liquidity for institutional trades are also active wholesale traders, and provide odd-lot inventory for our retail client sector. We believe that this overlapping of client sectors and asset classes will continue and, in the long-term, will eliminate the distinctions across institutional, wholesale, retail and corporates channels. Given our technological capabilities, the diversity of our client sectors and the breadth of our products and trading protocols, we believe we are well positioned to capitalize on this ongoing trend. Also given this trend, during 2025, we determined to rebrand and unite all of our previously separate brands of Dealerweb (now our wholesale client sector offerings), Tradeweb Direct (now our retail client sector offerings) and ICD (now our corporate treasury client sector offerings), which will be gradually retired as we will operate under one Tradeweb brand.
Institutional
We offer dealer-to-client and all-to-all trading and related solutions to liquidity-taking institutional clients through a range of electronic marketplaces. Our institutional client sector includes leading asset managers, hedge funds, insurance companies, regional dealers and central banks/sovereign entities. We offer our institutional clients the ability to trade in a wide variety of products, including U.S. Treasuries, European government bonds, TBA MBS, global interest rate swaps, global corporate bonds, global repurchase agreements and global ETFs, among others. Trading protocols available to our institutional client sector include RFQ, RFM, Request-for-Stream, list trading, compression, blast all-to-all, Click-to-Trade and portfolio and inventory-based trading.

Wholesale
We also provide fully electronic, voice and hybrid trading for the wholesale community. Our wholesale client sector includes dealers and financial institutions trading on our electronic and hybrid markets. Nearly all of our electronic and hybrid dealer wholesale clients also trade through our institutional and retail trade offerings. Our wholesale client sector’s leading products include TBA MBS, specified pools, other securitized products, global credit products, U.S. Treasuries, repurchase agreements, U.S. dollar-denominated swaps, U.S. ETFs and U.S. equity derivative products. The electronic trading protocols available through our wholesale offering include directed streams, central limit orderbook and session-based trading. We are well positioned to facilitate and capitalize on the continued transition of wholesale client trading from voice or hybrid trading to fully electronic trading. To that end, we have had over 50% growth in the number of e-participants within our wholesale client sector since 2020.
Retail
We offer financial advisors at retail brokerage and advisory firms and their retail clients access to micro-lot liquidity provided by our network of broker-dealers through our regulated retail ATS. Certain of our retail clients also provide access to their retail clients through white-labeled, web-based front ends. Our large and middle-market asset manager clients also have access to the retail ATS. We offer our retail client sector the ability to trade in a range of products, including U.S. corporate bonds, U.S. Treasuries, municipal bonds, structured products and certificates of deposit (CDs), using our Click-to-Trade, inventory-based and RFQ trading protocols. Our retail clients have the ability to connect to our marketplaces via workstations or APIs or through access to websites that are white-labeled for our clients.
Corporates
We expanded into the corporates client sector through our acquisition of ICD on August 1, 2024. Our ICD Portal offers corporate treasurers globally a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers, primarily offering money market funds and access to other short term products including fixed term funds and separately managed accounts (collectively referred to as “money market funds”) as well as U.S. Treasuries that are able to be traded via a direct integrated connection from our ICD Portal to our institutional marketplace. Through our ICD Portfolio Analytics tool, corporate treasury organizations also have access to an AI-driven cloud solution for aggregating investment positions for comprehensive analysis, monitoring and reporting.
Our Asset Classes and Products
We offer efficient and transparent trading across a diverse range of asset classes including rates, credit, equities and money markets.

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
•SNAP+. Our intelligent automated optimization solution for interest rate swap trading that bridges and unites historical trade data and advanced AI algorithms to produce a list of dealers that are most likely to offer the best terms for a given trade. This solution works in conjunction with our request-for-quote and request-for-market protocols.
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
•Integrations. We directly integrate our trade data with a majority of the available order management systems allowing for pre-trade analysis, order entry, pre-trade compliance and post-trade processing and analysis. Clients are also able to perform credit checks for cleared derivatives trading with connectivity to their futures commission merchants through our direct or third party API solutions. We were also the first electronic trading platform to make OIS curves available during the repurchase agreement trade negotiation process, helping institutional clients assess the price competitiveness of different repurchase agreement rates across various currencies and maturities.
•LSEG market data. We provide LSEG with certain real-time market data feeds for multiple fixed income and derivatives products under a license pursuant to which LSEG distributes such market data to its customers on its platforms and through direct feeds.
•Trade Execution: Trade execution is at the core of our business. We provide marketplaces and tools that facilitate trading by our clients and streamline their related workflows. Our market specialists and technology team work closely with our clients to continuously innovate and improve their trading practices. The trading protocols we currently offer on our platform include:
•Request-for-quote. Our multi-dealer request-for-quote, or RFQ, protocol provides institutional clients with the ability to hold a real-time auction with multiple dealers and select the best price. RFQ was pioneered by Tradeweb in 1998 and has been deployed across all of our rates markets, including government bonds, mortgage-backed securities and U.S. agencies and our other asset classes. The RFQ is a fully-disclosed trading protocol — both buy-side and sell-side names are known prior to execution. Multi-dealer RFQ assists clients with achieving best execution. During 2024, we deployed RFQ Edge, a new functionality that applies advanced portfolio trading analytics to the RFQ protocol in U.S. credit markets, allowing clients to make better-informed trade decisions.
•Request-for-market. Our request-for-market, or RFM, protocol provides institutional clients with the ability to request a two-sided market from a particular dealer. This mirrors the approach of a client calling a specific trader for market prices and rates before showing the direction they want to trade. The RFM protocol has been particularly effective in global interest rate trading, where we see the majority of the trading volume for this protocol.

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
•Dealer algorithmic suite. Our dealer algorithmic execution capabilities enable asset managers, hedge funds and other global institutional investors executing U.S. Treasury trades to manage and execute orders over a set time horizon while maintaining dealer relationships, benefiting from the risk protections of executing with a bank counterparty and complementing existing client trading workflows.
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
•Benchmark Prices. In partnership with FTSE Russell, we also provide U.S. Treasury, UK Gilt and European government bond closing prices in a manner consistent with the International Organization of Securities Commissions (“IOSCO”) principles and United Kingdom (“UK”) and European Union (“EU”) Benchmark Regulation (“BMR”). These benchmark prices can be used for various purposes, including asset valuation, trade at close and as reference rates in derivatives contracts. In 2025, FTSE Russell made a price source change to include Tradeweb FTSE benchmark closing prices for U.S. Treasuries, European government bonds and UK Gilts in FTSE’s global fixed income indices, including its World Government Bond Index, FTSE’s flagship global index and a leading global benchmark for fixed income markets.
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

Corporates Solutions
We currently provide clients in our corporates client sector with access to the ICD Portal, where clients can research money market fund products and place orders to purchase or redeem investments. Those orders are securely transmitted to the appropriate counterparties to ensure timely trade executions and cash transfers. Through our ICD Portfolio Analytics tool, corporate treasury organizations also have access to an AI-driven cloud solution for aggregating investment positions for comprehensive analysis, monitoring and reporting. During 2025 we introduced the ability to trade U.S. Treasuries through the ICD Portal, an important step in beginning to expand the access of our corporates client sector to the larger suite of Tradeweb solutions. In the future, we expect to further expand the ability for corporate treasury organizations to manage liquidity needs and related FX risk and to optimize yield and duration through our existing suite of Tradeweb products and partnerships.
Sales and Marketing
We sell and promote our offerings and solutions using a variety of sales and marketing strategies. Our sales organization, which is generally not commission based, follows a team-based approach to covering clients, deploying our product and regional expertise as best dictated by evolving market conditions. The team has historically been organized by client sector and then by region, but as markets have converged, we have increasingly leveraged our global and cross-product expertise to drive growth. Our sales team, which works closely with our technology team, is responsible for new client acquisition and the management of ongoing client relationships to increase clients’ awareness, knowledge and usage of our platform, new product launches, information and data services and post-trade services. Our sales team is also responsible for training and supporting new and existing clients on their use of our platform and solutions and for educating clients more broadly on the benefits of electronic trading, including how to optimize their trading performance and efficiency through our various trading protocols.
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
We primarily compete on the basis of client network, domain expertise, breadth of offerings and solutions and ease of integration of our platform with our client’s technology, as well as the quality, reliability, security and ease of our platform and solutions. We face the following main areas of competition:
•Other electronic trading platforms: We compete with a number of other electronic trading venues. These include MarketAxess, Bloomberg, ICE (Bondpoint, TMC Bonds, Creditex), Trumid, TP ICAP (Liquidnet) and others in the credit and municipal markets; Bloomberg, Euronext (MTS), CME Group (NEX Group), BGC Partners (Fenics), MarketAxess (LiquidityEdge), GLMX and others in the rates and derivatives markets; MarketAxess (RFQ-hub) and Bloomberg and others in the equities and ETF markets; and BNY Mellon, State Street, J.P. Morgan (Morgan Money) and Goldman Sachs and others in the money market portal market.
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

•Inter-dealer brokers: We compete with inter-dealer brokers, particularly within our wholesale client sector in products such as MBS, U.S. Treasuries, U.S. repurchase agreements and products traded on Swap Execution Facilities (“SEFs”). Major competitors include TP ICAP, BGC Partners and Tradition. Many of these firms also offer voice, electronic and hybrid trading protocols. As larger, full service inter-dealer brokers have consolidated, numerous boutique firms and alternative electronic start-ups are attempting to capture select markets.
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
Proprietary Technology
For more than 25 years, we have collaborated with our clients to continually innovate and evolve with the structure of our markets. This collaboration supported by our team of over 400 technologists allows us to remain agile across client sectors, geographies, asset classes and products. Our technologists work directly with our client, product and sales teams and apply their deep market knowledge and domain expertise to identify solutions that can be efficiently scaled across client sectors, asset classes and trading protocols.
A significant portion of our operating budget is dedicated to the design, development and operation of our proprietary technology system to achieve high levels of performance and reliability. We continually monitor our performance metrics and capacity requirements and upgrade to accommodate anticipated peak trading activity in our highest volume products.
The key aspects of our proprietary technology infrastructure include facilitating client-driven innovation, launching new solutions quickly and investing in talent, machine learning and AI capabilities. These aspects of our technology lead to the following:
•Nimble product development in collaboration with clients: Our approach to product development facilitates continuous releases of important product features. This allows us to be opportunistic in what we decide to release at any point in time and inject newly discovered opportunities into the trade lifecycle. We have designed our platform to be component-based and modular. New components can be built quickly and have detailed monitoring and command capabilities embedded.
•Scalable architecture: Our scalable architecture was designed to address increased trading activities and evolving market structures in a cost efficient manner. Furthermore, the diversity and breadth of our platform allows us to expand our capabilities across new markets. We use third-party data centers to more flexibly manage our capacity needs and costs, as well as to leverage security, network and service capabilities.

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
We also maintain redundant networks, hardware, data centers and alternate operational facilities to address interruptions. We have fourteen datacenters across the United States, the UK, Japan and Australia. Our data center infrastructure is designed to be resilient and responsive with built-in redundancies. Some of our solutions, including the ICD Portal, are hosted in the cloud with similar redundancies and resiliency plans.
•Ongoing security, system monitoring and alerting: We prioritize security throughout our platform, operations and software development. We make architectural, design and implementation choices to structurally address security risks, such as logical and physical access controls, perimeter firewall protection and embedded security processes in our systems development lifecycle. Our cyber security program is based on a combination of ISO/ICE 27001 principles, the National Institute of Standards and Technology Cybersecurity Framework, regulatory mandates and industry best practices. Our Chief Information Security Officer leads a qualified cybersecurity team in assessing, managing and reducing material risks from cybersecurity threats to protect critical operations and delivery of service. We continuously monitor connectivity, and our global operations team is alerted if there are any suspect events. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.
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
In addition, we own, or have filed applications for, the rights to trade names, trademarks, copyrights, domain names and service marks that we use in the marketing of our platform and solutions to clients. We have registered trademarks for many of our markets and functionalities, with registrations pending in others.
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
Regulation
Many aspects of our business are subject to regulation in a number of jurisdictions, including the United States, the UK, the Netherlands, France, Germany, Switzerland, Italy, Japan, Hong Kong, China, Singapore, Australia, the Kingdom of Saudi Arabia and the Dubai International Financial Centre (“DIFC”), among others. In these jurisdictions, government regulators and self-regulatory organizations oversee the conduct of our business, and have broad powers to promulgate and interpret laws, rules and regulations that may serve to restrict or limit our business. As a matter of public policy, these regulators are tasked with ensuring the integrity of the financial and securities markets and protecting the interests of investors in those markets generally. Rulemaking by regulators, including resulting market structure changes, has had an impact on our business by directly affecting our method of operation and, at times, our profitability, including by imposing costs in the form of increased compliance, personnel, and technology needs in order to comply with relevant laws and regulations.

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
The regulatory environment in which we operate is subject to constant change. We are unable to predict how certain new laws, proposed rules and regulations and other regulatory initiatives will be implemented or in what form, or whether any changes to existing laws, rules and regulations, including the interpretation, implementation or enforcement thereof or a relaxation or amendment thereof, will occur in the future. Regulatory priorities and approaches may continue to shift, including as a result of changes in U.S. and non-U.S. governmental leadership. We believe that uncertainty with respect to regulatory frameworks may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and regulations could potentially have a positive impact on certain markets. While we generally believe the net impact of the laws, rules and regulations may be positive for our business, it is possible that unintended consequences may materially adversely affect us in ways yet to be determined. See Part I, Item 1A. – “Risk Factors — Risks Relating to Legal, Regulatory and Tax Considerations — Our business, and the businesses of many of our clients, could be materially adversely affected by new laws, rules or regulations or changes in existing laws, rules or regulations, including the interpretation and enforcement thereof.”
U.S. Regulation
In the United States, the SEC is the federal agency primarily responsible for the administration of the federal securities laws, including adopting and enforcing rules and regulations applicable to broker-dealers. Two of our broker-dealers operate alternative trading systems subject to the SEC’s Regulation ATS, which includes certain specific requirements and compliance responsibilities in addition to those faced by broker-dealers generally. Broker-dealers are also subject to regulation by state securities administrators in those states in which they conduct business or are registered to do business. We are also subject to the various anti-fraud provisions of the Securities Act, the Exchange Act, the Commodity Exchange Act, certain state securities laws and the rules and regulations promulgated thereunder. We also may be subject to vicarious and controlling person liability for the activities of our subsidiaries and our officers, employees and affiliated persons.
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

Dodd-Frank Act and Subsequent Regulation
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
The SEC is charged with adopting and administering the regulatory regime for “security-based swaps” (generally, swaps based on certain types of securities or loans or groups thereof). In late 2023, the SEC adopted registration requirements for entities that act as security-based swap execution facilities (“SBSEFs”). Our SBSEF application was approved by the SEC and we implemented the registration requirements in 2025, with such requirements being similar to the requirements implemented as a result of operating as a CFTC-registered SEF, with some unique challenges, including dual-regulator compliance obligations and potential differences in reporting requirements, as well as increased oversight risk.
Additional Developments
The SEC also adopted final rules regarding the central clearing of certain secondary transactions involving U.S. Treasury securities, which are scheduled to become effective for certain cash market transactions on December 31, 2026 and for repurchase and reverse repurchase transactions on June 30, 2027. Although the final rule was more limited in scope than the proposal, this central clearing mandate will impact certain market participants who do not clear today, and some have expressed concerns about the potential impact of additional clearing costs that may affect liquidity. These reforms may also require us and our clients to make significant investments in technology, risk management and compliance and may change how and where our clients trade and clear on our platform. While this change may create greater electronification of trading, it could also negatively affect trading activity and liquidity in the markets in which we operate.
In June 2025, the SEC formally withdrew proposed amendments to Regulation ATS and Regulation SCI that would have, among other things, expanded the application of these rules to alternative trading systems that trade government securities and to certain communication protocol systems, including RFQ protocols. Congress, the SEC, the CFTC or other regulators may in the future adopt similar reforms that could require us to register additional trading protocols as ATSs, comply with Regulation SCI with respect to additional aspects of our business or otherwise implement significant changes to our systems, governance and compliance framework.
In 2025, the CFTC likewise did not move forward with or scaled back several proposed regulatory initiatives applicable to derivatives markets, including proposed expansions of governance, conflicts-of-interest and compliance requirements for SEFs, proposed enhancements to risk management and governance requirements for swaps dealers and other rulemakings that would have imposed additional prescriptive operational, reporting or risk-management obligations across multiple registrant categories.
Notwithstanding the withdrawal, rollback or non-finalization of these proposals, the regulatory environment in the U.S. continues to rapidly evolve. It is unknown at this time to what extent new legislation will be passed into law or whether pending or new regulatory proposals will be adopted, abandoned or modified or what effect such passage, adoption, abandonment or modification will have, whether positive or negative, on our industry, our clients or us. This uncertainty may be more pronounced during periods following changes in political or regulatory priorities, including from the current U.S. administration and Congress, which has led to, and may continue to lead to, material changes to prior laws, rules and regulations, guidance and enforcement stances. Any such legal and regulatory changes could affect us in substantial and unpredictable ways, and could have a material adverse effect on our business, financial condition and results of operations.
Cryptocurrency Regulation and Developments
As we continue to explore the possibility of expanding our offerings to include digital assets and otherwise engage in activities related to digital assets, we may become subject to additional regulation or face increased regulatory scrutiny.

Congress continues to enact and consider legislative proposals relating to the regulation of digital assets. In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. Congress also continues to consider the legislation for a broader regulatory scheme for cryptocurrencies, including the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”). If adopted, the CLARITY Act or similar legislation could result in new or expanded regulatory frameworks applicable to trading venues, intermediaries or market infrastructure providers.
In addition, significant changes have taken place over the past year with respect to the regulation of digital assets at the administrative level. In July 2025, the President’s Working Group on Digital Asset Markets (an interagency working group created by executive order) released a series of recommendations for legal and regulatory actions to facilitate developments in digital asset trading. U.S. banking regulators and the Treasury Department have taken a number of steps to ease potential barriers to the development of activity in digital assets in the United States. The SEC and CFTC has taken significant actions related to digital assets. The SEC, among other things: (i) abandoned a number of pending enforcement cases and investigations involving crypto assets; (ii) announced “Project Crypto,” which includes potential efforts to develop a “token taxonomy” and to consider exemptions or tailored offering frameworks for digital assets that may be treated as securities under the federal securities laws; (iii) issued SEC staff guidance on the “security” status of various digital assets and related activity; (iv) rescinded prior SEC staff guidance on digital asset custody by broker-dealers; (v) and indicated that further rulemaking was on the near-term horizon for digital assets. Likewise, the CFTC has taken a number of significant actions, including (i) announcing that listed spot cryptocurrency products would begin trading on CFTC-registered futures exchanges; (ii) establishing a digital assets pilot program and related guidance addressing the use of certain digital assets as collateral/margin in derivatives markets; (iii) withdrew a series of prior staff guidance that was seen as limiting the ability for platforms to offer digital asset derivatives; (iv) and abandoned or settled digital asset-related enforcement actions and investigations.
These legislative and regulatory developments are evolving, may be subject to further rulemaking, interpretation and enforcement priorities, and could require market participants to incur additional costs, implement new controls and compliance processes or modify products and services, any of which could adversely affect our ongoing strategic initiatives related to digital assets, including our ability to potentially offer our clients digital asset trading venues or solutions in the future.
Non-U.S. Regulation
Outside of the United States, we are currently regulated by: the Financial Conduct Authority (“FCA”) in the UK, the De Nederlandsche Bank (“DNB”) and the Netherlands Authority for the Financial Markets (“AFM”), Autorité Des Marchés Financiers (“AMF”) and Autorité de contrôle prudentiel et de resolution (“ACPR”) in France, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) in Germany, the Japan Financial Services Agency (the “JFSA”), the Japan Securities Dealers Association (the “JSDA”), the Securities & Futures Commission (the “SFC”) of Hong Kong, the Monetary Authority of Singapore (the “MAS”), the Australian Securities and Investment Commission (the “ASIC”), the Comisión Nacional Bancaria y de Valores (the “CBNV”) in Mexico, the Swiss Financial Market Supervisory Authority (“FINMA”), the Investment Industry Regulatory Organization of Canada and provincial regulators in Canada, the Commissione Nazionale per le Società e la Borsa (“CONSOB”) in Italy, the Dubai Financial Services Authority (the “DFSA”) in the DIFC, the Abu Dhabi Global Market (“ADGM”) in Abu Dhabi and the Capital Markets Authority (“CMA”) in the Kingdom of Saudi Arabia.
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
During 2023, the European Securities and Markets Authority (“ESMA”), the EU’s financial markets regulator and supervisor, announced a shift in its Union Strategic Supervisory Priorities (“USSPs”), introducing cyber risk and digital resilience as key areas of focus alongside environmental, social and governance disclosures. The USSPs are an important tool through which ESMA coordinates and focuses supervisory action with national competent authorities (“NCAs”) across the EU on specific topics. The strategy takes into account the key priorities of the EU in the area of financial services and aims to address the most significant risks linked to EU financial markets. It is structured around the following key areas: effective financial markets and financial stability, supervision and supervisory convergence, retail investor protection, sustainable finance and technological innovation and increased use of data. With this new priority, EU supervisors will put greater emphasis on reinforcing firms’ information and communication technology (“ICT”) risk management surrounding the use of financial technology systems (including but not limited to trading venue technologies) through close monitoring and supervisory actions, building new supervisory capacity and expertise. The new USSPs came into effect in January 2025, at the same time as the Digital Operational Resilience Act (“DORA”).
DORA is a new EU framework which aims to enhance and harmonize the digital operational resilience and cyber security of entities across the EU financial sector. Under DORA, which came into effect in January 2025, our entities in the EU, namely Tradeweb EU B.V. and Tradeweb Execution Services B.V., were required to adopt a broader business view of operational resilience, with accountability clearly established at the senior management level. DORA consists of the following key pillars: ICT risk management requirements, reporting of ICT incidents, testing programs covering ICT tools, systems and processes, ICT third party risk management and an oversight framework for critical ICT third-party service providers. In response, and where necessary, effective in January 2025, relevant third-party risk management and incident reporting policies and procedure documents were created or updated to address the requirements of DORA. The implementation of DORA in January 2025 represents a key delivery of the EU’s strategic initiatives and supervisors will continue to assess compliance with DORA as part of their efforts to achieve the USSP’s broader strategic goals. During 2026, we expect NCAs will continue to implement and monitor the focus areas outlined in the USSPs, adjusting their supervisory approaches as necessary to address emerging risks and developments.
Capital Requirements
Certain of our subsidiaries are subject to jurisdiction specific regulatory capital requirements, designed to maintain the general financial integrity and liquidity of a regulated entity. In general, they require that at least a minimum amount of a regulated entity’s assets be kept in relatively liquid form. Failure to maintain required minimum capital may subject a regulated subsidiary to a fine, requirement to cease conducting business, suspension, revocation of registration or expulsion by the applicable regulatory authorities, and ultimately could require the relevant entity’s liquidation. As of December 31, 2025, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements. See Note 19 – Regulatory Capital Requirements to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Dealerweb LLC (“Dealerweb”) is a SEC-registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Dealerweb is also a CFTC-registered introducing broker and a member of NFA, is recognized as a foreign trading venue in Switzerland and is a Recognized Body of the DFSA. Dealerweb relies on the international dealer exemption in the Canadian provinces of Ontario, Quebec and Nova Scotia and the ATS Order Exemption for Ontario, Quebec and Nova Scotia.

Tradeweb Direct LLC is a SEC registered broker-dealer, operates an ATS and is a member of FINRA and MSRB. Tradeweb Direct LLC also relies on the Ontario Securities Commission International Dealer Exemption in the Canadian provinces of Ontario and Quebec, is registered as an exempt firm with the AFM and is a Recognized Body of the DFSA.
Institutional Cash Distributors LLC (“ICDLC”), acquired in August 2024, is a SEC registered broker-dealer and a member of FINRA. ICDLC relies on the international dealer exemption in the Canadian provinces of Alberta, British Columbia, Nova Scotia, Ontario, Quebec and Saskatchewan.
Tradeweb Europe Limited is authorized and regulated in the UK by the FCA as a MiFID Investment Firm. It has permissions to operate a Multilateral Trading Facility (“MTF”), an Organized Trading Facility (“OTF”) and an APA. Tradeweb Europe Limited is also regulated by ASIC and holds an Overseas Australian Market Operator License, is a recognized foreign trading venue by FINMA in Switzerland, is a recognized body by the DFSA, is recognized as a Remote Body by the ADGM and holds a license to provide direct market access to trading participants (Handelsteilnehmer) domiciled in Germany via an electronic trading system pursuant to section 102(1) of the German Securities Trading Act (Wertpapierhandelsgesetz – WpHG).
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
TW SEF LLC is a CFTC-registered SEF and an SEC-registered SBSEF. TW SEF LLC is formally exempt from registration as an exchange in the Canadian provinces of Alberta, Ontario, Nova Scotia and Quebec and is recognized as a foreign trading venue in Switzerland. TW SEF LLC is approved and regulated by ASIC as an Overseas Australian Market Operator Licensee, recognized as Foreign Trading Venue in Mexico, is a Recognized Body of the DFSA and is recognized as a Remote Body by the ADGM.
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
Tradeweb EU B.V. is authorized and regulated by the DNB and AFM as a MiFID Investment Firm with permissions to operate an MTF and an OTF. Tradeweb EU B.V. passports its permissions under MiFID and accordingly provides services throughout the EU and the European Economic Area (“EEA”). Tradeweb EU B.V. is also regulated by ASIC and holds an Overseas Australian Market Operator License, is a recognized foreign trading venue by FINMA in Switzerland, is a recognized body by the DFSA, and is recognized as a Remote Body by the ADGM.
The Paris branch of Tradeweb EU B.V. is supervised by the ACPR.
The Italy branch of Tradeweb EU B.V. is supervised by the CONSOB.
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
ICD Europa - Empresa de Investimento, S.A. (“ICDEU”), acquired in August 2024, was regulated by the Comissão do Mercado de Valores Mobiliários in Portugal as an investment firm. ICDEU was dissolved and liquidated in June 2025.
Tradeweb Company, a Joint Stock Company incorporated in the Kingdom of Saudi Arabia (“TWSA”), is authorized and regulated by the CMA to operate an ATS.
Tradeweb Asia PTE. Ltd is licensed by the MAS as a Capital Markets Service Provider.
Human Capital
Maintaining our position as a leader in building and operating electronic marketplaces for our global network of clients depends, in part, on our ability to attract, engage and retain a highly skilled workforce. We seek to foster an inclusive and safe workplace that supports this objective. We believe an engaged and inclusive workforce is important to our ability to innovate and execute our strategy. Our human capital management practices focus on supporting employee development and retention through opportunities for professional growth, competitive compensation and benefits, health and wellness programs and initiatives that encourage employee engagement and community involvement.
As of December 31, 2025, we had 1,569 employees, 1,061 of whom were based in the United States and 508 of whom were based outside of the United States. As of December 31, 2024, we had 1,412 employees globally. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.
Talent Development, Inclusion and Retention
We seek to foster a dynamic and inclusive workplace by providing employees with opportunities for professional development, training and career advancement. Our human capital management practices are designed to support equal access to development opportunities at all levels of the organization. We continue to expand engagement and professional development programs that encourage individual growth and support collective innovation and our business and operational needs.
Employees have access to learning and development opportunities designed to support skill development and knowledge sharing, including product and business updates, educational programming and internal training resources such as Lunch & Learns and Tradeweb U(niversity), which offers courses on financial and industry-related topics. We maintain a summer internship program that may lead to full-time employment opportunities and we offer assistance for certain professional courses and qualifications through a tuition reimbursement program. We also offer mentoring and leadership development initiatives, including the Tradeweb Achievers Program and the Building Better Leaders Program, which are designed to support employee development.
As a growing global organization, we support an inclusive culture by encouraging collaboration within and across teams, recognizing the varied backgrounds and experiences of our workforce and promoting connections among employees and with the communities in which we operate. We believe that empowering employees supports collaboration, professional development and shared growth across the organization. Through our Global Inclusion & Belonging Network, we provide forums that promote awareness and constructive dialogue on matters important to our employees. The network is designed to encourage respectful engagement, recognize different perspectives and experiences and support learning and connection across our workforce. We also offer other employee committees and affinity groups focused on workplace engagement and professional development, such as the Tradeweb Global Women’s Network, Tradeweb Cares, the Sustainability Action Network and the Working Parents Network.
Health and Well-Being
The success of our business depends, in part, on the health, safety and wellbeing of our employees. We provide benefits and employee programs, which vary by country and region, intended to support employees’ health and wellness, family-related needs and time away from work, including vacation, personal, sick and bereavement leave. In certain jurisdictions, these programs may include parental and adoptive parent leave, financial assistance for eligible fertility, adoption and surrogacy-related expenses, health and wellness initiatives, fitness-related offerings and access to virtual health services.

Compensation and Benefits
We offer competitive compensation and benefits programs designed to support talent attraction and employee retention and to address employee needs. These programs, which vary by country and region, include base salaries and may include annual incentive compensation, equity-based awards, retirement savings plans, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work arrangements, employee assistance programs and tuition assistance, among many others. In addition to our broad-based equity award programs, we have used targeted equity-based grants with vesting conditions to support retention of certain employees, including individuals with specialized product, functional, technology or engineering expertise.
Community Involvement and Philanthropy
We believe that with success comes the responsibility to give back and to lift up the communities in which we live and work. We bring these opportunities to our employees through our philanthropy group, Tradeweb Cares, which focuses on corporate philanthropic partnerships, employee volunteerism, and supporting the Tradeweb Matching Donation program, which provides a match of qualifying charitable contributions by our employees of up to $1,000 per year, per employee. We partner with many organizations around the world that are focused on the four pillars of our philanthropy strategy: enriching and empowering social mobility in the communities where we live and work, ensuring equitable access to quality education and economic opportunity for all, providing access to healthcare and disease prevention for our society’s most vulnerable and supporting environmental conservation efforts to restore our planet. Some of the organizations we support globally include StreetWise Partners, Women’s Bond Club, TEAK Fellowship, Council of Urban Professionals, Rewriting the Code and Rock the Street, Wall Street in the United States, and Big City Bright Future, the Girls’ Network and Cowrie Scholarship Foundation in the United Kingdom.
Corporate Sustainability
Our approach to sustainability is rooted in identifying opportunities for leadership in our industry, integrating principles of sustainability into our business and operations decision making and sharing our progress in our external reporting in a way that is decision-useful and meaningful. In September 2025, we published our fifth annual Corporate Sustainability Report, which reports on our sustainability goals and priorities as well as our progress towards those goals during calendar year 2024.
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
To that end, in 2025, for the third year in a row, we reached 100% coverage of our reported global electricity use with renewable sources. Where leased spaces were not yet powered or covered by renewables, Tradeweb covered 100% of its reported global electricity usage with renewable sources through Energy Attribute Certificates.
As one of the largest global venues for green bond trading, we also aim to be a source of value for our clients as they implement sustainable trading strategies. This includes providing industry-trusted data and trading functionality for their green bond trading on our platform. In support of this objective, we began our partnership with the Climate Bonds Initiative’s (“CBI”) in early 2021 to integrate CBI data into our global product screens. By partnering with CBI, we aim to promote the visibility and accessibility of green bond trading activity across a wide range of asset classes, and leverage CBI data to provide transparency and clarity around the green bond trading volumes and trends on our platform. In 2025, CBI-screened green bond trading accounted for $566.5 billion of the total $588.1 billion in global green bond trading volume executed on Tradeweb (excluding ETF). This represents a trading volume increase of 31% from 2024, calculated using CBI-screened green bond alignment based on the CBI definition of ‘Green’ as of December 31, 2025 for both the 2025 and 2024 comparative period.
Our People and Communities
We value and encourage a wide range of perspectives and strive to cultivate a team with varied and robust ideas. We aim to give everyone the access and ability to grow as an individual and, eventually, a leader. For more information on how we support our people and communities, please see “– Human Capital” above.

Our Governance
We have invested in strong and well-established governance structures across our global enterprise, led by a Board of Directors that is deeply experienced in our business and highly focused on advancing our sustainability strategies across the company. As part of that commitment, we have a Sustainability Steering Committee comprised of senior level executives covering major business directives across the company. The Sustainability Steering Committee is an advisory board assembled to guide our focus, and ensure delivery on our thoughtful approach to integrating our sustainability strategy into our business and operations. To support the implementation of our sustainability strategy, we also have a dedicated team whose head reports directly into our senior executive leadership team, which provides critical support for the integration of these initiatives across our business. At the Board level, the Nominating and Corporate Governance Committee is responsible for sustainability oversight and guidance. The Compensation Committee has responsibility for oversight of human capital-related topics and the Audit and Risk Committee has responsibility for oversight of external reporting of climate-related disclosures.
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
Following the consummation of the LSEG Transaction, LSEG became the controlling shareholder of Refinitiv and Refinitiv continued to be the controlling shareholder of Tradeweb, holding approximately 89.9% of our combined voting power as of December 31, 2025. Tradeweb remained a standalone, publicly-traded company, and the LSEG Transaction did not result in any changes to our stockholder voting rights, and we have not experienced and do not foresee any material impact on our strategy, day-to-day operations or Tradeweb management as a result of the LSEG Transaction. We maintain a market data license agreement with LSEG.
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
•Our use and development of, and investment in, artificial intelligence and blockchain technologies may not be successful.
•We may face consolidation and concentration in the financial services industry.
Risks Relating to the Operation and Performance of our Business
•We are dependent on our dealer clients to support our marketplaces by transacting with our other institutional, wholesale and retail clients.
•We do not have long-term contractual arrangements with certain of our clients.
•Our business could be harmed if we are unable to maintain and grow the capacity of our trading platform, systems and infrastructure.
•We may experience design defects, errors, failures or delays with our platform or solutions.
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
•We could be subject to systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platform or solutions.
•We may not be able to adequately protect our intellectual property or rely on third-party intellectual property rights.
•Third parties may claim that we are infringing or misappropriating their intellectual property rights.

•Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our platform and solutions.
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
Risks Relating to our Organizational Structure and Governance
•LSEG controls us and its interests may conflict with ours or yours.
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
The electronic financial services industry is, by its nature, risky and volatile. Our business performance is impacted by a number of global and regional factors that are generally beyond our control. The occurrence of, or uncertainty related to, any one of the following factors may cause a substantial decline in the U.S. and/or global financial markets, which could result in reduced trading volumes and profitability for our business:
•economic, political and social conditions in the U.S., the UK, the EU and/or its member states, China or other major economies around the world, including, among other things, the strength and direction of the U.S. and global economy, geopolitical relations and the actions of the U.S. federal government;
•the effect of Federal Reserve Board and other central banks’ monetary policy (including the level and volatility of interest rates and actual and anticipated changes in the federal funds rate by the Federal Reserve), increased capital requirements for banks and other financial institutions and other regulatory requirements;
•adverse market conditions, including unforeseen market closures or other disruptions in trading;
•broad trends in business and finance, including the number of new issuances and changes in investment patterns and priorities;
•concerns over a potential recession (in the U.S. or globally) and inflation;
•consolidation or contraction in the number, and changes in the financial strength, of market participants;
•the availability of capital for borrowings and investments by our clients, as well as the amount of available cash balances held by corporates;
•liquidity concerns, including concerns over credit default or bankruptcy of one or more sovereign nations or corporate entities;
•legislative, regulatory, administrative or government policy changes in the U.S. and globally, including changes to financial industry regulations and tax laws, including the imposition of central clearing requirements for the U.S. Treasury market, that could limit the ability of market participants to engage in a wider array of trading activities or make certain corporate activities less desirable or more expensive;
•actual or threatened trade wars or other governmental action related to tariffs, international trade agreements or trade policies;
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
These factors also affect the degree of volatility (the magnitude and frequency of fluctuations) in the U.S. and global financial markets, including in the prices and trading volumes of the products traded on our platform. Volatility increases the need to hedge price risk and creates opportunities for investment and speculative or arbitrage trading, and thus increases trading volumes. Although we generally experience increased trading volumes across our marketplaces during periods of volatility, use of our platform and demand for our solutions may decline during periods of significant volatility as market participants in rapidly moving markets may seek to negotiate trades and access information directly over the telephone instead of electronically.
In the event of stagnant or deteriorating economic conditions or periods of instability or prolonged stability or decreased activity in the U.S. and/or global financial markets, we could experience lower trading volumes. A general decline in trading volumes across our marketplaces would lower revenues and could materially adversely affect our results of operations if we are unable to offset falling volumes through changes in our fee structure. If trading volumes decline substantially or for a sustained period, the critical mass of transaction volume necessary to support viable markets and generate valuable data could be jeopardized, which, in turn, could further discourage clients from using our platform and solutions and further accelerate the decline in trading volumes. Additionally, if our total market share decreases relative to our competitors, our trading venues may be viewed as less attractive sources of liquidity. If our marketplaces are perceived to be less liquid, we could lose further trading volumes and our business, financial condition and results of operations could be materially adversely affected.

There have been significant declines in trading volumes in the financial markets generally in the past and there may be similar declines in trading volumes generally or across our marketplaces in particular in the future. During periods of lower trading volumes or during an economic downturn, our clients may become more price sensitive and exert pricing pressure on us, and we may be forced to reduce our fees or to maintain our fees during periods of increased costs. Because our cost structure is largely fixed, if use of our platform and demand for our solutions decline for any reason or if we are forced to reduce fees, we may not be able to adjust our cost structure to counteract the associated decline in revenues, which would materially harm our profitability.
Failure to compete successfully could materially adversely affect our business, financial condition and results of operations.
We face intense competition in both the financial services industry generally and the markets that we serve in particular, and we expect competition with a broad range of competitors to continue to intensify in the future. Within the electronic financial services industry in which we operate, we compete based on our ability to provide a broad range of solutions, trading venues with a broad network of market participants and deep liquidity, a competitive fee structure and comprehensive pre-trade, trade and post-trade functionality, including data analytics, as well as the reliability, availability, security and ease of use of our platform and solutions.
We primarily compete with other electronic trading platforms and trading business conducted directly between dealers and their institutional, wholesale and retail client counterparties over telephone, email or instant messaging. We also compete with securities and futures exchanges, other inter-dealer brokers, execution management services (“EMS”), order management services (“OMS”) providers, single bank systems, market data and information vendors and treasury management platforms. For example, our trading platform faces existing and potential competition from large exchanges, which have in recent years developed electronic capabilities in-house or through acquisitions. We also face competition from individual banks that offer their own electronic platforms to their institutional clients and from EMS and OMS providers. In addition, we may face competition from companies with strong market share in specific markets or organizations and businesses that have not traditionally competed with us but that could adapt their products and services or utilize significant financial and information resources, recognized brands, or technological expertise to begin competing with us. We expect that we may compete in the future with a variety of companies with respect to our platform and solutions. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.
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
Competition in the markets in which we operate has intensified due to consolidation, which has resulted in increasingly large and sophisticated competitors. In recent years, our competitors have made acquisitions and/or entered into joint ventures and consortia to improve the competitiveness of their electronic trading offerings. If, as a result of industry consolidation, our competitors are able to offer lower cost and/or a wider range of trading venues and solutions, obtain more favorable terms from third-party providers or are otherwise able to take actions that could increase their market share, our competitive position and therefore our business, financial condition and results of operations may be materially adversely affected.
Our operations also include the sale of pre- and post-trade services, analytics and market data (including through a license agreement with LSEG). There is a high degree of competition among market data and information vendors in solutions for pre- and post-trade data, analytics and reporting, and such businesses may become more competitive in the future as new competitors emerge. Some of these companies are already in or may enter the electronic trading business. Accordingly, some of our competitors may be able to combine use of their electronic trading platforms with complementary access to market data and analytical tools and/or leverage relationships with existing clients to obtain additional business from such clients, which could preempt use of our platform or solutions. For example, Bloomberg and ICE have trading platforms that compete with ours and also have data and analytics relationships with the vast majority of institutional, wholesale and retail market participants. If we are not able to compete successfully in this area in the future, our revenues could be adversely impacted and, as a result, our business, financial condition and results of operations would be materially adversely affected.

The industry in which we operate is rapidly evolving. If we are unable to adapt our business effectively to keep pace with industry changes, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition and results of operations.
The electronic financial services industry is characterized by rapidly changing and increasingly complex technologies and systems, changing and increasingly sophisticated client demands (including access to new technologies and markets), frequent technology and service introductions, evolving industry standards, changing regulatory requirements and new business models. If we are not able to keep pace with changing market conditions or client demands or if our competitors release new technology before we do, our existing platform, solutions and technologies may become obsolete or our competitive position may be materially harmed, each of which could have a material adverse effect on our business, financial condition and results of operations.
Operating in a rapidly evolving industry involves a high degree of risk and our future success will depend in part on our ability to:
•enhance and improve the responsiveness, functionality, accessibility and reliability of our existing platform and solutions;
•develop, license or acquire new platforms, solutions and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients, and that allow us to grow within our existing markets and to expand into new markets, asset classes and products;
•achieve and maintain market acceptance for our platform and solutions;
•adapt our existing platform and solutions for new markets, client sectors, asset classes and products;
•respond to competitive pressures, technological advances, including new or disruptive technology, emerging industry standards and practices and regulatory requirements and changes on a cost-effective and timely basis;
•attract highly-skilled technology, regulatory, sales and marketing personnel;
•operate, support, expand, adapt and develop our operations, systems, networks and infrastructure;
•manage cybersecurity threats;
•take advantage of acquisitions, strategic alliances and other opportunities; and
•obtain any applicable regulatory approval for our platform and solutions.

Further, the development of new internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our marketplaces. In particular, because our platform and solutions are designed to operate on a variety of electronic systems, we will need to continuously modify and enhance our marketplaces to keep pace with changes in internet-related hardware and other software, communication and browser technologies.

We cannot assure you that we will be able to successfully adapt our existing technologies and systems to incorporate new, or changes to existing, technologies. For example, AI (including machine learning), blockchain technologies and the trading of digital assets (including cryptocurrency), are poised to have significant impacts on our markets and industry. If we are unable to successfully adapt our business to keep pace with these new technologies, including with respect to navigating new, complex and changing legal and regulatory risks, or if our competitors are more successful than us in doing so, our business, financial condition and results of operations may be adversely affected. See “—Our use and development of, and investment in, AI and blockchain technologies and companies may not be successful and may present business, legal and reputational risks” for further information.
The success of new platforms or solutions, or new features and versions of existing platform and solutions, depends on several factors, including the timely and cost-effective completion, introduction and market acceptance of such new or enhanced platform or solution. Development efforts entail significant technical and business risks. We and our partners may use new technologies ineffectively, fail to adequately address regulatory requirements, experience design defects or errors or fail to accurately determine market demand for new platforms, solutions and enhancements. Furthermore, development efforts may require substantial expenditures and take considerable time, and we may experience cost overrun, delays in delivery or performance problems and not be successful in realizing a return on these development efforts in a timely manner or at all.
We cannot assure you that we will be able to anticipate or respond in a timely manner to changing market conditions, and new platforms, technologies or solutions, or enhancements to existing platform, technologies or solutions, may not meet regulatory requirements, address client needs or achieve market acceptance. If we are not able to successfully develop and implement, or face material delays in introducing, new platforms, solutions and enhancements, our clients may forgo the use of our platform and solutions and instead use those of our competitors. Any failure to remain abreast of changing market conditions and to be responsive to market preferences could cause our market share to decline and materially adversely impact our revenues.

Our use and development of, and investment in, AI and blockchain technologies and companies may not be successful and may present business, legal and reputational risks.
We are making investments in AI and blockchain products, technologies and companies to, among other things, develop new products and processes or features for our existing products and processes, which is costly. As AI and blockchain are highly complex and rapidly evolving technologies in the early stages of commercial use, there are significant risks involved in the development and use of, and investment in, AI and blockchain, and there can be no assurance that our development or use of, or investment in, AI or blockchain technologies (including potentially for use in digital asset trading in the future) will be successful, gain market acceptance, enhance our products or services or augment our business or results of operations. Further, we have made strategic minority investments in tokenization and blockchain infrastructure firms, such as Securitize and Digital Asset. Valuations in this sector are volatile and our ability to exit such investments may be limited. Please see “—If we enter into strategic alliances, partnerships, joint ventures or investments, we may not realize the anticipated strategic goals for any such transactions” for further information. Additionally, our competitors may be developing their own AI and blockchain products and technologies, which may be superior in features, functionality or cost to our offerings.

Moreover, our AI-related product initiatives and offerings, or our use of AI in internal business operations, may give rise to risks related to accuracy, reliability, bias, discrimination, harmful content generation, intellectual property infringement, the ability to obtain intellectual property protection, misappropriation or leakage of information, defamation, data privacy and cybersecurity, including due to the actions of the underlying AI model providers. The use of these tools may impact the quality and availability of our offerings, and may give rise to ethical concerns. Any of these factors could adversely affect our business, reputation or results of operations.

The introduction of AI and blockchain technologies into new or existing offerings may also result in new or expanded liabilities related to enhanced governmental or regulatory scrutiny, which could result in increased investigations, enforcement actions, litigation and compliance costs. For example, states, countries and supranational bodies, including the EU and throughout the U.S., have passed or proposed new rules and regulations related to the development and use of AI technology, which cover, among other things, algorithmic accountability, privacy and transparency. Regulatory environments related to blockchain technologies across foreign, federal, state and local jurisdictions also are rapidly evolving. Governmental authorities are likely to continue to issue new laws, rules and regulations governing blockchain technologies some of which may conflict with each other or with existing obligations under applicable law. These laws, rules and regulations may require us to incur significant costs and operational resources to comply. Additionally, existing laws and regulations may be interpreted in ways that may affect our use of AI or blockchain technologies. Any failure or perceived failure by us to comply with such requirements could have an adverse impact on our business, reputation or results of operations. Because AI and blockchain technologies are highly complex and rapidly developing, it is not possible to predict all of the legal, reputational, operational or technological risks that may arise relating to our use and development of, and investment in, AI and blockchain technologies.
Consolidation and concentration in the financial services industry could materially adversely affect our business, financial condition and results of operations.

There has been significant consolidation in the financial services industry over the past several years and several of our large broker-dealer clients have reduced their sales and trading businesses in certain products. Further consolidation in the financial services industry could result in a smaller client base and heightened competition for certain of our businesses, which may lower our trading volumes. If our clients merge with or are acquired by other companies that are not our clients, or companies that utilize our offerings to a lesser degree, such clients may discontinue or reduce their use of our platform and solutions. Any such developments could materially adversely affect our business, financial condition and results of operations.
The substantial consolidation of market share among companies in the financial services industry has resulted in concentration in markets by some of our largest dealer clients. Because most of our trading platform depends on these clients, any event that impacts one or more of these clients or the financial services industry in general could negatively impact our trading volumes and revenues. In addition, some of our dealer clients have announced plans to reduce their sales and trading businesses in the markets in which we operate. This is in addition to the significant reductions in these businesses already completed by certain of our dealer clients.
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
We rely on our dealer clients to provide liquidity on our trading platform by posting prices on our platform and responding to client inquiries, and certain of our dealer clients account for a significant portion of our total trading volume on our platform. In addition, our dealer clients also provide us with data via feeds and through the transactions they execute on our trading platform, which is an important input for our data and analytics offerings. Market knowledge and feedback from dealer clients have been important factors in the development of many of our offerings and solutions.
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
Our dealer clients also buy and sell through traditional methods, including by telephone, e-mail and instant messaging, and through other trading platforms. Some of our dealer clients have developed electronic trading networks that compete with us or have announced their intention to explore the development of such electronic trading networks, and many of our dealer clients are involved in other ventures, including other trading platforms or other distribution channels, as trading participants and/or as investors. In particular, certain of our dealer clients have their own competing trading platform and frequently invest in such businesses and may acquire ownership interests in similar businesses, and such businesses may also compete with us. These competing trading platforms may offer some features that we do not currently offer or that we are unable to offer, including customized features or functions. Accordingly, there can be no assurance that such dealer clients’ primary commitments will not be to one of our competitors or that they will not continue to rely on their own trading platforms or traditional methods instead of using our trading platform.
Although we have established and maintain significant long-term relationships with our key dealer clients, we cannot assure you that all of these relationships will continue or will not diminish. Any reduction in the use of our trading platform by our key dealer clients, for any reason, and any associated decrease in the pool of capital and liquidity accessible across our marketplaces, could reduce the volume of trading on our platform, which could, in turn, reduce the use of our platform by their counterparty clients. In addition, any decrease in the number of dealer clients competing for trades on our trading platform, could cause our dealer clients to forgo use of our platform and instead use platforms that provide access to more competitive trading environments and prices. The occurrence of any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.
We do not have long-term contractual arrangements with certain of our clients, and our business performance could be impacted if these clients stop or lessen their usage of our platform and solutions, including as a result of macroeconomic factors.
Our business largely depends on certain of our liquidity taking clients to initiate inquiries on our trading platform. A limited number of such clients can account for a significant portion of our trading volumes, which in turn, results in a significant portion of our transaction fees. Most of our liquidity taking clients do not have long-term contractual arrangements with us and utilize our platform and solutions on a transaction-by-transaction basis and may choose not to use our platform at any time. These clients buy and sell a variety of products within various asset classes using traditional methods, including by telephone, e-mail and instant messaging, and through other trading platforms. Any significant loss of these clients or a significant reduction in their use of our platform and solutions could have a material negative impact on our trading volumes and revenues, and materially adversely affect our business, financial condition and results of operations.
In addition, we earn basis point commissions on the monthly average daily balance of money market fund investments made through the ICD Portal. If the federal funds rates fall to near-zero levels, the amount of cash held by our corporate clients that is available for investment through the ICD Portal may significantly decline, or if our corporate clients decide to invest their available cash through alternative means, our business, financial condition and results of operations could be adversely affected.

Our business could be harmed if we are unable to maintain and grow the capacity of our trading platform, systems and infrastructure.
We rely on our information technology environment and certain critical databases, systems and applications to support key product and service offerings. Our success depends on our clients’ confidence in our ability to provide reliable, secure, real-time access to trading on our platform. If our trading platform cannot cope, or expand to cope, with demand, or otherwise fail to perform, we could experience disruptions in service, slow delivery times and insufficient capacity. Any material disruptions in our trading platform could result in our clients deciding to stop using or to reduce their use of our trading platform, either of which would have a material adverse effect on our business, financial condition and results of operations.
We will need to continually improve and upgrade our trading platform, systems and infrastructure to accommodate increases in trading volumes, changes in regulation, changes in trading practices of new and existing clients or irregular or heavy use of our trading platform, especially during peak trading times or at times of increased market volatility. The maintenance and expansion of our trading platform, systems and infrastructure have required, and will continue to require, substantial financial, operational and technical resources. As our operations grow in both size and scope, these resources will typically need to be committed well in advance of any potential increase in trading volumes. We cannot assure you that our estimates of future trading volumes will be accurate or that our systems will always be able to accommodate actual trading volumes without failure or degradation of performance, especially during periods of abnormally high volumes. If we do not successfully adapt our existing trading platform, systems and infrastructure to the requirements of our clients, changes in regulation or to emerging industry standards, or if our trading platform otherwise fail to accommodate trading volumes, our business, financial condition and results of operations could be materially adversely affected.
If we experience design defects, errors, failures or delays with our platform or solutions, our business could suffer serious harm.
Despite testing, our platform and solutions may contain design defects and errors or fail when first introduced or when major new updates or enhancements are released. In our development of new platforms, platform features and solutions or updates and enhancements to our existing platform and solutions, we may make a design error that causes the platform feature or solution to fail or operate incorrectly or less effectively than planned. Many of our solutions also rely on data and services provided by third-party providers over which we have no or limited control and may be provided to us with defects, errors or failures. Our clients may also use our platform and solutions together with their own software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem and responsibility for any loss. In addition, we could experience delays while developing and introducing new or enhanced platforms, platform features and solutions, primarily due to difficulties in technology development, obtaining any applicable regulatory approval, licensing data inputs or adapting to new operating environments.
If design defects, errors or failures are discovered in our current or future platforms or solutions, we may not be able to correct or work around them in a cost-effective or timely manner, or at all. The existence of design defects, errors, failures or delays that are significant, or are perceived to be significant, could also result in rejection or delay in market acceptance of our platform, features or solutions, damage to our reputation, loss of clients and related revenues, diversion of resources, product liability claims, regulatory actions or increases in costs, any of which could materially adversely affect our business, financial condition or results of operations.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on a number of third parties to supply, support and maintain critical elements of our operations, including our trading platform, information technology and other systems. In addition, we depend on third parties, such as telephone companies, online service providers, hosting services and software and hardware vendors, for various computer and communications systems, such as our data centers, telecommunications access lines and certain computer software and hardware. Certain of these third-party services are provided to us by LSEG pursuant to a shared services agreement. Our clients also depend on third-party middleware and clearinghouses for clearing and settlement of certain trades on our trading platform, which could impact our trading platform.

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
The success of our trading platform depends in part on our pre- and post-trade data, analytics and reporting solutions. We depend upon data and information services from external sources, including data received from certain competitors, clients, self-regulatory organizations and other third-party data providers for information used on our platform and by our solutions, including our data, analytical tools and other pre- and post-trade services. In particular, we depend on LSEG to source certain reference data for products that trade on our platform. Our data sources and information providers, some of which are our competitors, could increase the price for or withdraw their data or information services for a variety of reasons. For example, data sources or information providers may enter into exclusive contracts with other third parties, including our competitors, which could preclude us from receiving certain data or information services from these providers or restrict our use of such data or information services, which may give our competitors an advantage. In addition, our clients, the majority of which are not subject to long-term contractual arrangements, may stop using or reduce their use of our trading platform at any time, which would decrease our volume of trade data and may diminish the competitiveness of our market data offerings.
If a substantial number of our key data sources and information providers withdraw or are unable to provide us with their data or information services, or if a substantial number of clients no longer trade on our platform or use our solutions, and we are unable to suitably replace such data sources or information services, or if the collection of data or information becomes uneconomical, our ability to offer our pre- and post-trade data, analytics tools and reporting solutions could be adversely impacted. If any of these factors negatively impact our ability to provide these data-based solutions to our clients, our competitive position could be materially harmed, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business consists of providing consistent two-sided liquidity to market participants across numerous geographies, asset classes and products. In addition, in the normal course of our business we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk.” In the event of a systemic market event resulting from large price movements or otherwise, certain market participants may not be able to meet their obligations to their trading counterparties, who, in turn, may not be able to meet their obligations to their other trading counterparties, which could lead to major defaults by one or more market participants. Many trades in the securities markets, and an increasing number of trades in the over-the-counter derivatives markets, are cleared through central counterparties. We currently maintain memberships with certain central counterparties to support the clearing operations of our business. These central counterparties assume and specialize in managing counterparty performance risk relating to such trades. However, even when trades are cleared in this manner, there can be no assurance that a clearinghouse’s risk management methodology will be adequate to manage one or more defaults. Given the counterparty performance risk that is concentrated in central clearing parties, any failure by a clearinghouse to properly manage a default could lead to a systemic market failure. For example, historically we had used ICBC, a wholly-owned subsidiary of the Industrial and Commercial Bank of China Limited to clear wholesale U.S. Treasury trades executed by non-FICC members on our platform. Following the November 2023 ransomware attack on some ICBC operating systems, including those used to clear U.S. Treasury and repurchase agreement financings, we have and may continue to self-clear these U.S. Treasury trades. If trading counterparties do not meet their obligations, including to us, or if any central clearing parties fail to properly manage defaults by market participants, we could suffer a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to conduct our business may be materially adversely impacted by unforeseen, catastrophic or uncontrollable events. In addition, our U.S. and international operations are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen, catastrophic or uncontrollable events, including fire, natural disasters, extreme weather events, global health crises, power loss, telecommunications failure, software or hardware malfunctions, theft, cyber attacks, acts of war, terrorist attacks or other armed hostilities (including the war in Ukraine and the conflicts in the Middle East). In addition, employee misconduct, fraud or error, such as improperly using confidential information or engaging in improper or unauthorized activities or transactions, could expose us to significant liability, losses, regulatory sanctions and reputational harm. These unforeseen, catastrophic or uncontrollable events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. Certain of these events also pose significant risks to our employees and our physical facilities and operations around the world, whether the facilities are ours or those of our third-party providers or clients. If our systems, networks or infrastructure were to fail or be negatively impacted as a result of an unforeseen, catastrophic or uncontrollable event, our business functions could be interrupted, our ability to make our platform and solutions available to our clients could be impaired and, as a result, we could lose critical data and revenues. If we are unable to deploy or develop adequate plans to ensure that our business functions continue to operate during and after an unforeseen, catastrophic or uncontrollable event, and successfully execute on those plans should such an event occur, our business, financial condition, results of operations and reputation could be materially harmed.
In addition, our U.S. operations are heavily concentrated in the New York metro area and our international operations are heavily concentrated in London, UK. Any event that affects either of those geographic areas could affect our ability to operate our business.
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
•our ability to drive an increase in the use of our trading platform by new and existing clients;
•the mix of products and volumes traded, changes in fee plans and average variable fees per million;
•the amount and timing of expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•network or service outages, internet disruptions, the availability of our platform, cyber attacks, security breaches or perceived security breaches;
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
•new, or changes to existing, regulations that limit or affect our platform, solutions and technologies or which increase our regulatory compliance costs; and
•the timing and magnitude of any adjustments in our consolidated financial statements driven by changes in the liability under the Tax Receivable Agreement.
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
Our business also depends on our ability to continue to attract, motivate and retain a large number of highly qualified personnel in order to support our clients and achieve business results. There is a limited pool of employees who have the requisite skills, training and education. Identifying, recruiting, training, integrating and retaining qualified personnel requires significant time, expense and attention, and the market for qualified personnel, particularly those with experience in technology, clearing and settlement, product management and regulatory compliance, has become increasingly competitive as an increasing number of companies seek to enhance their positions in the markets we serve. In particular, we compete for technology personnel with highly innovative technology companies and large companies focused on technology development both in and outside our traditional geographic markets. Many of these companies have significant financial resources and more recognizable brands than ours and may be able to offer more attractive employment opportunities and more lucrative compensation packages. In addition, restrictive immigration policies or legal or regulatory developments relating to immigration may negatively affect our efforts to attract and hire new personnel, as well as retain our existing personnel. Our inability to attract, retain and motivate personnel with the requisite skills could impair our ability to develop new platforms, platform features or solutions, enhance our existing platform and solutions, grow our client base, enter into new markets, operate under various regulatory frameworks or manage our business effectively.
Damage to our reputation or brand could negatively impact our business, financial condition and results of operations.
Our reputation and the quality of our brand are critical to our business, and we must protect and grow the value of our brand in order for us to continue to be successful. In 2025, we undertook a rebranding initiative to modernize our brand identity and strengthen our market positioning. This rebranding initiative carries potential risks, such as temporary market confusion, reduced brand recognition and increased costs, which could adversely affect our reputation, business, financial condition and results of operations. Further, any incident that erodes client loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to, among other things, the quality and reliability of our platform and solutions, the accuracy of our market data, our ability to maintain the security of our data and systems, networks and infrastructure, our use of developing technologies, such as AI and any impropriety, misconduct or fraudulent activity by any person formerly or currently associated with us.
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
As of December 31, 2025, we had goodwill of $3.2 billion and indefinite-lived intangible assets of $0.3 billion. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of indefinite-lived intangible assets represents the fair value of licenses and trade names as of the acquisition date. Determining the fair value of certain assets acquired and liabilities assumed is judgmental in nature and requires management to use significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, growth rates and asset lives. We do not amortize goodwill and indefinite-lived intangible assets that we expect to contribute indefinitely to our cash flows, but instead we evaluate these assets for impairment at least annually, or more frequently if changes in circumstances indicate that a potential impairment could exist. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the acquired assets, divestitures and market capitalization declines may impair our goodwill and other indefinite-lived intangible assets. Any charges relating to such impairments could materially adversely affect our financial condition and results of operations.
Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss.
Cryptocurrencies, digital currencies, coins, tokens, NFTs and other digital or crypto assets or instruments that are issued and transferred using distributed ledger or blockchain technology (collectively referred to herein as “digital assets”) are a relatively new and evolving asset class and technological innovation that are subject to a high degree of uncertainty. The characteristics of particular digital assets within this broad asset class may differ significantly. We receive and hold digital assets, in the form of Canton Coins, in exchange for providing certain validator services on the Global Synchronizer. See Part I, Item 1. – “Business” for additional information.
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
In addition, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. For example, the value of digital assets is based in part on market adoption and future expectations regarding growth in the usage of digital assets for various applications, which may or may not be realized. Even if growth in the use of any digital assets occurs in the near or medium term, there is no assurance that such use will continue to grow over the long term. Further, a contraction in use of any digital asset may result in increased volatility or a reduction in prices. As a result, the value of digital assets is highly speculative and there can be no guarantee that the digital assets we hold will maintain their value in the future or that such digital assets can be converted into or sold for fiat currencies. In particular, the market for Canton Coins may be less mature than markets for traditional assets and other digital assets and can exhibit extreme price volatility driven by factors beyond our control, including market sentiment, macroeconomic conditions, regulatory developments, protocol or governance changes, technological vulnerabilities and the actions of significant market participants. Under U.S. GAAP, our Canton Coins are measured at fair value each reporting period with changes recognized in earnings. In November 2025, Canton Coin began spot trading across several global digital asset exchanges and the fair value of our Canton Coin holdings is measured using quoted price from our principal market for the sale of Canton Coins at the time of measurement. Dramatic fluctuations in the price of Canton Coin could result in substantial realized and unrealized gains or losses that may negatively impact our balance sheet and produce meaningful volatility in our reported earnings, and, because the revenue we earn as a Validator and Super Validator is also sensitive to Canton Coin pricing, such fluctuations could also lead to volatility in our reported revenues and operating performance, all of which could adversely affect the market price of our Class A common stock. Further our ability to sell our Canton Coins may be limited.
Because we currently self-custody our Canton Coin wallets, we are directly responsible for maintaining the security and integrity of the private keys and related wallet infrastructure. It is possible for electronic wallet keys to become lost or stolen, for blockchains to experience detrimental changes, such as forks, or for exchange and custodian partners to experience cybersecurity incidents. In the event of such events, we could experience financial loss and we may face regulatory or legal consequences.

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
The success of our growth plan depends, in part, on our ability to implement our business strategies. In particular, our growth depends on our ability to maintain and expand our network by attracting new clients, increasing the use of our platform and solutions by existing clients and by integrating them across geographies and a wide range of asset classes, products, trade types and trade sizes within our marketplaces. Our growth also depends on, among other things, our ability to increase our market share, add new products, enhance our existing platform and solutions, develop new offerings that address client demand and market trends and stay abreast of changing market conditions and regulatory requirements. Our growth may also be dependent on our ability to further diversify our revenue base. As of December 31, 2025, we derived approximately 53% of our revenue from our Rates asset class. Our long-term growth plan includes expanding the number of products we offer across existing and new asset classes by investing in our development efforts and increasing our revenues by growing our market share in our existing markets and entering into new markets. We cannot assure you that we will be able to successfully execute our growth plan or implement our business strategies within our expected timing or at all or be able to maintain or improve our current level of business, and we may decide to alter or discontinue certain aspects of our growth plan at any time.
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
Our long-term growth plan includes expanding our operations by entering into new markets, including new client sectors, asset classes, products and geographies, including markets where we have little or no operating experience. For example, in August 2024, we acquired ICD, adding a fourth client sector, corporates, to our business and throughout 2025, we made strategic minority investments in several companies. We may have difficulties identifying and entering into new markets due to established competitors, our inability to keep pace with technology and industry developments, lack of recognition of our brand and lack of acceptance of our platform and solutions, as has occurred with certain of our initiatives in the past.
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
We cannot assure you that we will be able to successfully adapt our platform, solutions and technologies for use in any new markets. Even if we do adapt our products, services and technologies, we cannot assure you that we will be able to attract clients to our platform and solutions and compete successfully in any such new markets.
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
Furthermore, even if we complete an acquisition, the anticipated benefits from such acquisition may not be achieved unless the operations of the acquired business, platform or technology are integrated in an efficient, cost-effective and timely manner. The integration of any acquisition includes numerous risks, including an acquired business not performing to our expectations, our not integrating it appropriately and failing to realize anticipated synergies and cost savings as a result, and difficulties, inefficiencies or cost overruns in integrating and assimilating the organizational cultures, operations, technologies, data, products and services of the acquired business with ours. The integration of any acquisition will require substantial attention from management and operating personnel to ensure that the acquisition does not disrupt any existing operations, or affect our reputation or our clients’ opinions and perceptions of our platform and solutions. We may spend time and resources on acquisitions that do not ultimately increase our profitability or that cause loss of, or harm to, relationships with key employees, clients, third-party providers or other business partners.
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
From time to time, we may enter into strategic alliances, partnerships or joint ventures, or make investments or other financial or commercial arrangements, as a means to accelerate our entry into new markets, provide new solutions or enhance our existing capabilities. Entering into strategic alliances, partnerships, joint ventures or investments or other financial or commercial arrangements entails risks, including: (i) difficulties in developing or expanding the business of newly formed alliances, partnerships, joint ventures or businesses in which we invest; (ii) exercising influence over the activities of joint ventures or business in which we invest in which we do not have a controlling interest; (iii) potential conflicts with or among our partners; (iv) the possibility that our partners could take action without our approval or prevent us from taking action; and (v) the possibility that our partners suffer reputational harm during the pendency of the partnership, become bankrupt or otherwise lack the financial resources to meet their obligations. In particular, in 2024 and 2025, we made strategic minority investments in tokenization and blockchain infrastructure firms, such as Securitize and Digital Asset. Valuations in this sector are volatile and our ability to exit the investments may be limited.
In addition, there may be a long negotiation period before we enter into a strategic alliance, partnership or joint venture or make an investment or other financial or commercial arrangement or a long preparation period before we commence providing trading venues and solutions and/or realizing the anticipated benefits from or begin earning revenues pursuant to such arrangement, as applicable. We typically incur significant business development expenses, and management’s attention may be diverted from the operation of our existing business, during the discussion and negotiation period with no guarantee of consummation of the proposed transaction. Even if we succeed in developing a strategic alliance, partnership or joint venture with a new partner or investing in a business or other financial or commercial arrangement, we may not be successful in maintaining the relationship.
We cannot assure you that we will be able to enter into strategic alliances, partnerships or joint ventures or invest in businesses or enter into financial or commercial arrangements on terms that are favorable to us, or at all, or that any strategic alliance, partnership or joint venture we have entered into or may enter into or investment we have or may make will be successful. In particular, these arrangements may not generate the expected number of new clients or increased trading volumes or revenues or other benefits we seek. Unsuccessful strategic alliances, partnerships, joint ventures or investments could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to our International Operations
Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.
We are a global company serving clients in over 85 countries with offices in North America, South America, Europe, Australia, Asia and the Middle East. We may further expand our international operations in the future. We have invested significant resources in our international operations and expect to continue to do so in the future. For example, in 2024, we established offices in Dubai, United Arab Emirates, São Paulo, Brazil, Mumbai, India and Milan, Italy and in 2025, we opened offices in Bangalore, India and Riyadh, Saudi Arabia. However, there are certain risks inherent in doing business in international markets, particularly in the financial services industry, which is heavily regulated in many jurisdictions. These risks include:
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
•actual or threatened trade wars or other governmental action related to tariffs, international trade agreements or trade policies;
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
In addition, we maintain an offshore office in India that supports certain technology, operations and administrative functions. Offshoring operations introduces additional risks, and we may face challenges associated with managing and overseeing operations at a distance, including maintaining consistent internal controls, information security standards and regulatory compliance. Our offshore operations are subject to local political, economic and regulatory conditions in India, including potential changes in labor laws, tax policy, data-protection requirements, and trade or foreign-exchange regulations. Disruptions from political instability, infrastructure limitations or other unforeseen events could impair our ability to deliver services or maintain critical systems. Additionally, differences in time zones, communication practices and cultural norms may affect coordination between our offshore and onshore teams. While we maintain policies and oversight mechanisms intended to manage these risks, there can be no assurance that such measures will fully mitigate the impact of operational disruptions, compliance failures or other adverse developments at our offshore office. Any such events could increase our costs, disrupt our operations or harm our reputation and relationships with clients and regulators.
Fluctuations in foreign currency exchange rates may adversely affect our financial results.
For the year ended December 31, 2025, 42% of our revenues were derived from our international operations. Since we operate in several different countries outside the U.S., most notably the UK, the Netherlands, Japan, as well as Australia, China, Singapore, Hong Kong, Canada and India, among others, significant portions of our revenues, expenses, assets and liabilities are denominated in non-U.S. dollar currencies, most notably the British pound sterling and euros, as well as Japanese Yen, Australian dollars, Chinese Yuan Renminbi, Singapore dollars, Hong Kong dollars, Canadian dollars and Indian Rupee, among others. Because our consolidated financial statements are presented in U.S. dollars, we must translate non-U.S. dollar denominated revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Accordingly, increases or decreases in the value of the U.S. dollar against other currencies may affect our business, financial condition and results of operations. In recent years, external events have caused, and may continue to cause, significant volatility in currency exchange rates, especially among the U.S. dollar, the British pound sterling and the euro.
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
The operation of our electronic trading platform relies on the secure processing, storage and transmission of a large amount of transactional data and other confidential sensitive data. Because of our reliance on technology (including through our use of third-party service providers), we are susceptible to various cyber-threats to our systems, networks and infrastructure, in particular those that power our platform and solutions. Similar to other financial services companies that provide services online, we have experienced, and likely will continue to experience, cyber threats, cyber attacks and attempted security breaches. Cyber threats and cyber attacks vary in technique and sources, are persistent, frequently change and (including through the use of AI by threat actors) have become more sophisticated, targeted and difficult to detect and prevent against. These threats and attacks may come from external sources such as governments, crime organizations, hackers and other third parties or may originate internally from an employee or a third-party service provider, and can include unauthorized attempts to access, disable, interrupt, improperly modify or degrade our information, systems, networks and infrastructure or the introduction of computer viruses, ransomware, malware, and other malicious codes and fraudulent “phishing” emails or other forms of social engineering that seek to misappropriate data and information. Due to political uncertainty in certain regions, we, like other financial services companies, may be subject to a heightened risk of such attacks from nation-state and affiliated actors, including attacks that could materially disrupt our systems, operations and platform. In addition, our expansion into new markets, client sectors and geographies, as well as our activity in the digital asset space, exposes us to new and different risks. See “—Risks Relating to our Growth Strategies and other Strategic Opportunities” and “—Cryptocurrency and other digital assets are an emerging asset class that carries unique risk, including the risk of financial loss” for further information. While we maintain insurance coverage that is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event we experience a cybersecurity incident, data breach, disruption, unauthorized access, interruption, significant delay, failure or malfunction in our systems, networks, infrastructure and other operations, affecting, in particular, our platform and solutions, which could result in reputational damage, financial losses, client dissatisfaction, regulatory enforcement actions, fines and penalties and/or private litigation.
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

Although we have not been a victim of a cyber attack or other cybersecurity incident that has had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity incidents, including attempted denial of service attacks, malware infections, phishing, subversion of internal security controls and other information technology incidents that are typical for an electronic financial services company of our size. If an actual, threatened or perceived cyber attack or breach of our security occurs, our clients could lose confidence in our security measures and the reliability of our platform and solutions, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines. In addition, we rely on third-parties to provide certain services, including technology services, to us. Please see “−We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.”
Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platform or solutions could materially harm our business and reputation.
Our business depends on the efficient and uninterrupted operation of our systems, networks and infrastructure, in particular those that power our platform and solutions. From time to time, we have experienced, and we cannot assure you that we, or our third-party providers, will not experience, systems failures, delays in service or business interruptions in the future. Our systems, networks, infrastructure and other operations, in particular our platform and solutions, are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our trading platform and related solutions during peak trading times or at times of increased market volatility; power, internet or telecommunications failures; hardware failures or software errors; human error, acts of vandalism or sabotage; catastrophic events, including those that are occurring with increasing frequency due to climate change such as natural disasters and extreme weather events; acts of war, terrorism or other armed hostilities; malicious cyber attacks, cyber warfare or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code; and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers. In addition, we may also face significant increases in our use of power and data storage and may experience a shortage of capacity and/or increased costs associated with such usage.
Any failure of, or significant interruption, delay or disruption to, or security breaches affecting, our systems, networks or infrastructure could result in: disruption to our operations, including disruptions in service to our clients; slower response times; distribution of untimely or inaccurate market data to clients who rely on this data for their trades; delays in trade execution; incomplete or inaccurate accounting, recording or processing of trades; significant expense to repair, replace or remediate systems, networks or infrastructure; financial losses and liabilities to clients; loss of clients; or legal or regulatory claims, proceedings, penalties or fines. Any system failure or significant interruption, delay or disruption in our operations, or decreases in the responsiveness of our platform and solutions, could materially harm our reputation and business and lead our clients to decrease or cease their use of our trading platform and solutions.
We internally support and maintain many of our systems and networks, including those underlying our trading platform; however, we may not have sufficient personnel to properly respond to all systems, networks or infrastructure problems. Our failure to monitor or maintain our systems, networks and infrastructure, including those maintained or supported by our third-party providers, or to find a replacement for defective or obsolete components within our systems, networks and infrastructure in a timely and cost-effective manner when necessary, would have a material adverse effect on our business, financial condition and results of operations. While we generally have disaster recovery and business continuity plans that utilize industry standards and best practices for much of our business, including redundant systems, networks, computer software and hardware and data centers to address interruption to our normal course of business, our systems, networks and infrastructure may not always be fully redundant and our disaster recovery and business continuity plans may not always be sufficient or effective. Similarly, although some contracts with our third-party providers, such as our hosting facility providers, require adequate disaster recovery or business continuity capabilities, we cannot be certain that these will be adequate or implemented properly. Our disaster recovery and business continuity plans are heavily reliant on the availability of the internet and mobile phone technology, so any disruption of those systems would likely affect our ability to recover promptly from a crisis situation. In addition, supply chain disruptions could affect our ability to procure hardware needed to recover from a crisis situation. If we are unable to execute our disaster recovery and business continuity plans, or if our plans prove insufficient for a particular situation or take longer than expected to implement in a crisis situation, it could have a material adverse effect on our business, financial condition and results of operations, and our business interruption insurance may not adequately compensate us for losses that may occur.

In addition, high-profile system failures in the electronic financial services industry, whether or not involving us directly, could negatively impact our business. In recent years, U.S. and foreign regulators have imposed new requirements on operations such as ours that have been costly for us to implement and that could result in a decrease in the use of our platform and demand for some of our solutions or result in regulatory investigations, fines and penalties. For example, the SEC’s Regulation Systems Compliance and Integrity and the system safeguards regulations of the CFTC subject portions of our trading platform and other technological systems related to our SEFs to more extensive regulation and oversight. Also, the EU’s DORA, which was applied as of January 2025, is expected to subject our EU entities to enhanced governance, compliance and operational requirements, increased supervisory scrutiny and higher costs. Ensuring our compliance with these (and any future proposed) regulations requires significant ongoing costs and there can be no assurance that government regulators will not impose additional costly obligations on us in the future. If system failures in the industry continue to occur, it is possible that confidence in the electronic financial services industry could diminish, leading to materially decreased trading volumes and revenues.
We may not be able to adequately protect our intellectual property or rely on third-party intellectual property rights, which, in turn, could materially adversely affect our brand and our business.
Our success depends in part on our proprietary technology, processes, methodologies and information and on our ability to further build brand recognition using our trade names and logos. We rely primarily on a combination of U.S. and foreign patent, copyright, trademark, service mark and trade secret laws and nondisclosure, license, assignment and confidentiality arrangements to establish, maintain and protect our proprietary rights as well as the intellectual property rights of third parties whose content, data, information and other materials we license (see also “—We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us”). We can give no assurances that any such patents, copyrights, trademarks, service marks and other intellectual property rights will protect our business from competition or that any intellectual property rights applied for in the future will be issued, or that the intellectual property rights licensed to us from third-parties will not be subject to challenge. In addition, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our rights, and third parties may successfully challenge the validity and/or enforceability of our intellectual property rights. Furthermore, we cannot assure you that these protections will be adequate to prevent our competitors from independently developing platforms, solutions technologies or logos that are substantially equivalent or superior to our own.
The protection of our intellectual property may require the expenditure of financial and managerial resources. Litigation brought to protect and enforce our intellectual property rights or bring a claim against a third-party licensor could be costly, time-consuming and distracting to management and may result in the impairment or loss of portions of our intellectual property. In addition, the laws of some countries in which we now or in the future provide our platform and solutions may not protect intellectual property rights to the same extent as the laws of the United States. If our efforts to secure, protect and enforce our intellectual property rights are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business.
Third parties may claim that we are infringing or misappropriating their intellectual property rights, which could cause us to suffer competitive injury, expend significant resources defending against such claims or be prevented from offering our platform and solutions.
Our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, intellectual property rights related to the type of platform and solutions we currently provide or plan to provide. In particular, as the number of trading marketplaces we offer on our platform increases and the functionality across these marketplaces and related platform solutions further overlap, the possibility of intellectual property rights claims against us grows. We cannot assure you that we are or will be aware of all third-party intellectual property rights that may pose a risk of infringement or misappropriation to our platform, solutions, technologies or the manner in which we operate our business.
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

Our use of open source software could result in litigation or impose unanticipated restrictions on our ability to commercialize our platform and solutions.
We use open source software in our technology, most often as small components within a larger solution. Open source code is also contained in some third-party software we rely on. The terms of many open source licenses are ambiguous and have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform and solutions, license the software on unfavorable terms, require us to re-engineer our platform and solutions or take other remedial actions, any of which could have a material adverse effect on our business.
Risks Relating to Legal, Regulatory and Tax Considerations
Extensive regulation of our industry results in ongoing exposure to significant costs and penalties, enhanced oversight and restrictions and limitations on our ability to conduct and grow our business.
The financial services industry, including our business, is subject to extensive regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. These regulators have broad powers to promulgate and interpret laws, rules and regulations that often serve to restrict or limit our business. The SEC, the CFTC, FINRA, the NFA and other authorities extensively regulate the U.S. financial services industry, including most of our operations in the United States. Much of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA, the DNB, the AFM, the AMF, the ACPR, the BaFin, the JFSA, the JSDA, the SFC, the MAS, the ASIC, the CBNV, the FINMA, the Canadian Investment Regulatory Organization (CIRO) and provincial regulators in Canada, the DFSA, the ADGM and the CMVM.
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
Our ability to operate our trading platform or offer our solutions in a particular jurisdiction is dependent on continued registration or authorization in that jurisdiction (or the maintenance of a valid exemption from such registration or authorization). In addition, regulatory approval may be required to expand certain of our operations and activities, and we may not be able to obtain the necessary regulatory approvals on a timely or cost-effective basis, or at all. Even if regulatory approvals are obtained, they may limit or impose restrictions on our operations and activities, and we may not be able to continue to comply with the terms of such approvals.
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
Firms in the financial services industry have experienced increased scrutiny in recent years, and there have been significant penalties, fines and other sanctions sought by governmental and regulatory authorities, including the SEC, the CFTC, the Department of Justice, state securities administrators and state attorneys general in the U.S., the FCA in the UK, the AFM in the Netherlands and other foreign regulators. Heightened regulatory oversight and enforcement environment may create uncertainty and may increase our exposure to scrutiny of our operations and activities, significant penalties and liability and negative publicity.
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
Changes in legislation and in the rules and regulations promulgated by domestic and foreign regulators, and how they are applied, often directly affect the method of operation and profitability of dealers and other financial services intermediaries, including our dealer clients, and could result in restrictions in the way we and our clients conduct business. For example, current financial regulations impose certain capital requirements on, and restrict certain trading activities by, our dealer clients, which could adversely affect such clients’ ability to make markets across a variety of asset classes and products. If our existing dealer clients reduce their trading activity and that activity is not replaced by other market participants, the level of liquidity and pricing available on our trading platform would be negatively impacted, which could materially adversely affect our business, financial condition and results of operations. Our business and that of our clients could also be affected by the monetary policies adopted by the Federal Reserve and foreign central banking authorities, which may affect the credit quality of our clients or increase the cost for our clients to trade certain instruments on our trading platform. In addition, such changes in monetary policy by the Federal Reserve, including changes to the federal funds rate, may directly impact our cost of funds for financing and investment activities and may impact the value of any financial instruments we hold.
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

In addition, regulatory bodies in Europe have developed and continue to develop rules and regulations targeted at the financial services industry. Additionally, most of the world’s major economies have introduced and continue to introduce regulations implementing Basel III, a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk. In the United States, the implementation and potential recalibration of final Basel III capital rules may further restrict the ability of our U.S. bank and dealer clients to use balance sheet capacity for trading purposes. The continued implementation of new rules and regulations concerning bank capital standards could restrict the ability of our large bank and dealer clients to raise additional capital or use existing capital for trading purposes, which might cause them to trade less on our platform and diminish transaction velocity. In addition, as regulations are introduced which affect our prudential obligations, the regulatory capital requirements imposed on certain of our subsidiaries may change.
See Part I, Item 1. – “Business – Regulation – U.S. Regulation – Additional Developments,” Part I, Item 1. – “Business – Regulation – U.S. Regulation – Cryptocurrency Regulation and Developments” and Part I, Item 1. – “Business – Regulation – Non-U.S. Regulation,” for additional information regarding changes in regulation that may impact our business, financial condition and results of operations.
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
The regulatory framework for privacy, data protection and information security worldwide is uncertain, and is likely to remain uncertain for the foreseeable future, and we expect that there will continue to be new laws, rules regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the various jurisdictions in which we operate. For example, in the EEA, the General Data Protection Regulation (“GDPR”) imposes more stringent EU data protection requirements for entities using, processing, and transferring personal data and provides for significant penalties for noncompliance. The GDPR prohibits the transfer of personal data to countries outside of the EU/EEA (including the U.S.) that are not considered by the European Commission to provide an adequate level of data protection (“Third Countries”), except if the data controller meets very specific requirements, including, for example, use of standard contractual clauses (“SCCs”), issued by the European Commission, or certification by the data importer under the EU-U.S. Data Privacy Framework administered by the U.S. Department of Commerce. The SCCs impose obligations on companies relating to cross-border personal data transfers, including, for example, depending on a party’s role in the transfer, implementation of additional security measures and to update internal privacy practices. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and other Third Countries and we continue to evaluate what additional mechanisms may be required to establish adequate safeguards for personal information. As supervisory authorities issue further guidance on personal information export mechanisms, including circumstances where the SCCs cannot be used and/or broaden their enforcement activities, we could incur substantial costs and/or regulatory investigations or fines. We are also subject to the GDPR as incorporated into United Kingdom law (“UK GDPR”). Following Brexit, the European Commission adopted a UK adequacy decision in June 2021 and further renewed its decision until December 27, 2031, which organizations can rely on for EEA to UK personal data transfers. In recent years, the UK government has introduced proposed legislation intended to create a more business-friendly regime in the UK through changes to data protection legislation. On June 19, 2025, the UK government enacted the U.K. Data (Use and Access) Act 2025 (“DUAA”), which includes targeted amendments to the UK’s data protection regime that cause it to expressly deviate from the GDPR in certain respects. This development creates new compliance challenges and has created some uncertainty with respect to whether such legislative reforms could potentially lead the European Commission to revoke or elect not to further renew the UK adequacy decision. Outside of Europe and the UK, several other countries in which we operate, including China, Japan, India, Singapore, Hong Kong and Australia have established specific legal requirements for privacy, data protection and information security, including data localization and/or cross-border transfer restrictions.

If we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. Moreover, any changes to these laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. DUAA brings the maximum fine threshold under the UK Privacy and Electronic Communications Regulation (2003) (currently £500,000) in line with the UK GDPR fine thresholds (i.e., the higher of £17.5 million or 4% of annual global turnover), but relaxes some cookie consent requirements. In recent years, European court and regulator decisions have driven increased attention to the use of cookies and tracking technologies on websites and digital platforms. If the trend of increasing enforcement by regulators continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU member states’ and UK privacy laws on cookies and tracking technologies, it may prove to be a significant challenge to comply with such laws.
There has also been increased regulation of data privacy and security in the U.S. at the state level, including privacy laws on cookies, tracking technologies and e-marketing. For example, the California Consumer Privacy Act (“CCPA”), which came into force in 2020, broadly defines personal information and California “consumers” to whom the law applies, and gives California residents expanded data privacy rights and protections to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations and a private right of action for data breaches. In addition, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023, significantly expanded the CCPA. Among other changes, the CPRA introduced additional obligations such as data minimization and storage limitations; established a dedicated privacy regulator in California, the California Privacy Protection Agency, to implement and enforce the law; and granted additional rights to consumers, such as correction of personal information and additional opt-out rights with respect to a new category of “sensitive information.” The CCPA marked the beginning of a trend toward more stringent state data privacy legislation in the U.S., which may result in significant costs to our business, damage our reputation, require us to amend our business practices, and could adversely affect our business, especially to the extent the specific requirements vary from those and other existing laws. For example, comprehensive privacy laws in multiple U.S. states have gone, or will go, into effect between 2024 and 2026, and a number of other states are considering similar laws related to the protection of consumer personal information.
In addition, many jurisdictions have also enacted or are considering laws requiring companies to notify individuals and/or regulators of data security breaches involving their personal data. The SEC also has adopted amendments to Regulation S-P (the privacy regulation applicable to certain financial institutions, including broker-dealers) that expanded the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. These mandatory notifications are costly to implement and often lead to widespread negative publicity, which may cause our clients to lose confidence in the effectiveness of our cybersecurity measures. Any inability, or perceived inability, by us or third parties on which we rely to comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations requiring notification could result in litigation, regulatory investigations, fines and penalties, enforcement actions, increased costs to us and significant legal and financial exposure and/or reputational harm.
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
At any time, the U.S. federal income tax laws or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation, or administrative interpretation, will be adopted, promulgated or become effective or be repealed. Any such law, regulation or interpretation could take effect retroactively, and could adversely affect our business and financial condition, and the impact of any such law, regulation or interpretation on holders of our Class A common stock could be adverse. For example, the One Big Beautiful Bill Act (“OBBBA”) contains several changes to corproate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Inflation Reduction Act (“IRA”) enacted, among other changes, a 15% corporate alternative minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations. In addition, on October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted an EU directive on the implementation of the plan by January 1, 2024. We fall under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as we are a consolidating subsidiary of LSEG. We do not anticipate a material impact to our financial condition, results of operations and cash flows from the OBBBA, IRA or Two Pillar Plan.
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

In case of non-compliance or alleged non-compliance with applicable laws, rules or regulations by us or third parties on which we may rely, we could be subject to regulatory investigations and proceedings that may be very expensive to defend against and may result in substantial fines and penalties or civil lawsuits, including by clients, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and results of operations. Further, the implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing legislation or regulations by courts or regulators, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our platform and solutions as necessary to remain competitive and grow our business, which could materially adversely affect our business, financial condition and results of operations.
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
Risks Relating to our Organizational Structure and Governance
LSEG controls us and its interests may conflict with ours or yours in the future.
Following the consummation of the LSEG Transaction, LSEG is the controlling shareholder of Refinitiv and Refinitiv continues to be the controlling shareholder of Tradeweb. As of December 31, 2025, Refinitiv controls approximately 89.9% of the combined voting power of our common stock as a result of its ownership of our Class B common stock and Class D common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders and its ownership of our Class C common stock, each share of which is entitled to 1 vote on all matters submitted to a vote of our stockholders. Moreover, under our amended and restated bylaws and the Stockholders Agreement, for so long as Refinitiv continues to beneficially own at least 10% of the combined voting power of our common stock, we will agree to nominate to our board of directors a certain number of individuals designated by Refinitiv. Even when Refinitiv ceases to own shares of our common stock representing a majority of the combined voting power, for so long as Refinitiv continues to own a significant percentage of our common stock, Refinitiv will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval through its combined voting power. Accordingly, for such period of time, LSEG, including Refinitiv, will continue to have significant influence with respect to our management, business plans and policies. In particular, LSEG is able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
LSEG engages in a broad spectrum of activities. In the ordinary course of its business activities, LSEG may engage in activities where its interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of Refinitiv, any of its affiliates (including LSEG) or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. LSEG also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, LSEG may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
We are a “controlled company” within the meaning of the corporate governance standards of Nasdaq and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
LSEG owns a majority of the combined voting power in us. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the corporate governance standards of Nasdaq and may elect not to comply with certain corporate governance requirements of Nasdaq, including:
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

For example, as of December 31, 2025, we recorded a liability of $336.5 million related to our projected obligations under the Tax Receivable Agreement with respect to LLC Interests that were purchased by Tradeweb Markets Inc. using the net proceeds from the IPO and the October 2019 and the April 2020 follow-on offerings and LLC Interests that were subsequently exchanged by Continuing LLC Owners. Payments under the Tax Receivable Agreement are not conditioned on any Continuing LLC Owner’s continued ownership of LLC Interests or our Class A common stock or Class B common stock. There may be a material negative effect on our liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by TWM LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
As of January 29, 2026, we have an aggregate of 884,342,167 shares of Class A common stock authorized but unissued, including approximately 119,990,060 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests that are held by the Continuing LLC Owners or the exchange of shares of Class B common stock that are held by Refinitiv and any other future holders of Class B common stock. Subject to certain restrictions set forth in the TWM LLC Agreement, Continuing LLC Owners are entitled to have their LLC Interests redeemed for newly issued shares of our Class A common stock or Class B common stock, as applicable, in each case, on a one-for-one basis (in which case such holders’ shares of Class C common stock or Class D common stock, as the case may be, will be cancelled on a one-for-one basis upon any such issuance). Shares of our Class B common stock may also be exchanged at any time, at the option of the holder, for newly issued shares of Class A common stock (in which case such holders’ shares of Class B common stock will be cancelled on a one-for-one basis upon any such issuance).
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
The market price and trading volumes of our Class A common stock could be volatile, and you could lose all or part of your investment. Stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price and trading volume of our Class A common stock:
•negative trends in global economic conditions or activity levels in our industry, including the strength and direction of the U.S. and global economy;
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
Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur, could depress the market price of our Class A common stock, impair our ability to raise capital through the sale of additional equity securities or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of January 29, 2026, we have 115,657,833 outstanding shares of Class A common stock and 119,990,060 shares of Class A common stock that are authorized but unissued that would be issuable upon redemption or exchange of LLC Interests held by Continuing LLC Owners or exchange of shares of our Class B common stock.
In addition, shares of Class A common stock issued or issuable upon exercise of options that have currently vested and vesting of outstanding equity awards (as described more fully in Note 13 – Stock-Based Compensation Plans to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) are eligible for sale. We have filed registration statements on Form S-8 under the Securities Act covering approximately 32 million shares of Class A common stock issued or issuable under our equity incentive plans. Accordingly, shares registered under such registration statements are available for sale in the open market following the vesting of awards, as applicable, the expiration or waiver of any applicable lockup period and subject to Rule 144 limitations applicable to affiliates.
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
On December 5, 2022, our board of directors approved a share repurchase program with an indefinite term under which we may purchase up to $300 million of Class A common stock (the “2022 Share Repurchase Program”). As of December 31, 2025, $74.0 million remained available for purchase under the 2022 Share Repurchase Program.
On February 5, 2026, our board of directors authorized an additional share repurchase program with an indefinite term under which we may purchase up to $500 million of Class A common stock (the “2026 Share Repurchase Program”).
Both share repurchase programs permit us to repurchase shares of Class A common stock from time to time at our discretion, in amounts, at prices and at such times as we deem appropriate, subject to market conditions and other considerations. Repurchases can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions, through accelerated share repurchases or, in the case of the 2026 Share Repurchase Program, enhanced open-market repurchases (eOMR), each in accordance with applicable securities laws and other restrictions. The share repurchase programs do not have termination dates and do not obligate us to repurchase any specific amount of Class A common stock and they may be suspended, amended or discontinued at any time. In addition, our board of directors may not authorize any increases to or extensions of our existing share repurchase programs or any new share repurchase program in the future.
The manner, timing and amount of any repurchases will be based on an evaluation of market conditions, stock price and other factors. For example, the IRA imposes a 1% excise tax on the repurchase of stock by publicly traded U.S. corporations. The imposition of the excise tax on repurchases of our shares may increase the cost to us of making repurchases and may cause management to reduce the number of shares repurchased pursuant to our share repurchase programs. Additional considerations that could cause management to limit, suspend or delay future repurchases include unfavorable market conditions, the trading price of our Class A common stock, the nature and magnitude of other investment opportunities available to us from time to time and the allocation of available cash.
In addition, repurchases of shares of our Class A common stock pursuant to our share repurchase programs could affect our stock price and increase its volatility. For example, the existence of our share repurchase programs could cause our stock price to be higher than it would be in the absence of such programs and could potentially reduce the market liquidity for our Class A common stock. Our repurchases may also not enhance stockholder value because the stock price of our Class A common stock may decline below the prices at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our share repurchase programs. Additionally, our share repurchase programs could diminish our cash reserves, which may impact our ability to finance or pursue our business strategies.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
As a leader in building and operating electronic marketplaces, we face a broad set of cybersecurity risks stemming from managing complex technology systems, handling sensitive data and the digital nature of our business. Managing cybersecurity risk is critically important to our business. We have comprehensive cybersecurity risk management and governance systems in place across our global operations designed to support successful operation of our systems.
Risk Management and Strategy
We operate in an environment where cybersecurity risk is dynamic and evolving. We are committed to appropriately managing and minimizing the impact of cybersecurity risk on the achievement of our business objectives. We view cybersecurity risk management as a fundamental business process essential to our overall success. As such, we have integrated our cybersecurity program into our comprehensive Risk Framework, which is in place to support the management and oversight of risk across our organization. The Risk Framework establishes a consistent approach for identifying, assessing, measuring, mitigating and reporting on material risks, including cybersecurity risks. The Risk Framework is composed of process components such as risk governance, risk identification and assessment, risk measurement, risk response and remediation and risk analysis and reporting.
The general objectives for our cybersecurity program are to protect our information systems from cyber threats and to protect the confidentiality, integrity and availability of systems and information used, owned or managed by Tradeweb and our clients. This involves a comprehensive and ongoing effort to protect against, detect and respond to cybersecurity threats and vulnerabilities. Our cybersecurity program includes a number of components, such as:
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
As part of our cybersecurity program, we have robust incident response and business continuity plans designed to provide a framework for quick and effective remediation of cyber issues, which are tested periodically throughout the year. Additionally, we have worked to create a culture of security by providing regular cybersecurity training to employees to raise awareness about various cyber threats like phishing, social engineering and insider threats. We provide additional targeted training to individuals responsible for managing our information systems. We also maintain cyber insurance coverage intended to mitigate certain costs associated with certain cybersecurity events.
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
We have not been a victim of a cyber attack or other cybersecurity incident that has had a material impact on us, our business strategy, results of operations or financial condition; however, we have from time to time experienced non-significant cybersecurity events, including attempted denial of service attacks, malware infections, phishing, subversion of internal security controls and other information technology events that are typical for an electronic financial services company of our size. An actual, threatened or perceived cyber attack or breach of our security could materially affect us, including our business strategy, results of operations and financial condition in many ways, including through the loss of clients or client confidence, expenditure of significant costs to repair system, network or infrastructure damages as well as to protect against future cyber attacks, security breaches or harm and potential litigation or other claims or actions, including from regulatory agencies. These risks extend to the third parties we rely on to provide certain services, including technology services, to us. Please see Part I, Item 1A. —“Risk Factors—Risks Relating to the Operation and Performance of Our Business—We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.” For additional information regarding risks related to cybersecurity threats, see also Part I, Item 1A. – “Risk Factors — Risks Relating to Cybersecurity and Intellectual Property — Actual or perceived security vulnerabilities in our systems, networks and infrastructure, breaches of security controls, unauthorized access to confidential or personal information or cyber attacks could harm our business, reputation and results of operations” and “— Systems failures, interruptions, delays in service, catastrophic events and resulting interruptions in the availability of our platform or solutions could materially harm our business and reputation.”
Governance
Role of our Board of Directors
The Board of Directors of Tradeweb Markets Inc. exercises direct oversight of the strategic risks to the Company. The Audit and Risk Committee of the Board reviews guidelines and policies governing the process by which senior management assesses and manages our exposure to risk, including our major financial and operational risk exposures including those derived from cybersecurity risk, and the steps management takes to monitor and control such exposures. Our Board and our Audit and Risk Committee each receive periodic reports from our Chief Information Security Officer and Chief Administrative Officer and Chief Risk Officer to assess key cybersecurity risks for the Company and the measures implemented to mitigate them, as well as updates regarding changes to our cybersecurity risk profile or newly identified significant risks. In addition, the Audit and Risk Committee reports to the Board on these matters at each regularly scheduled Board meeting. The Board and Audit and Risk Committee provide feedback and recommendations accordingly.

Role of Management
We operate on a “three lines of defense” risk governance model, with partnership and communication across the three lines. The first line of defense is comprised of the business and technology managers, the second line of defense is comprised of the Compliance, Risk and Information Security teams and the third line of defense is comprised of the Internal Audit function. The second and third lines of defense focus on providing the first line of defense with advisory and assurance functions for informed and actionable risk-based decisions. The Enterprise Risk Committee (the “ERC”) is chaired by our Chief Administrative Officer and Chief Risk Officer and includes our Chief Technology Officer, Chief Legal Officer, Global Head of Enterprise Risk, Chief Information Security Officer, Head of Global Compliance, Chief People Officer, Chief Audit Executive and various global heads of business lines and corporate functions. The ERC is responsible for the governance and oversight of our Risk Framework, which includes cybersecurity risks. Its responsibilities include supervising risk mitigation strategies and their implementation, overseeing compliance and regulatory aspects, managing crises, approving risk tolerance, reviewing and approving material policy changes and evaluating the effectiveness of the organization’s risk management practices. The ERC regularly obtains reports from the Chief Information Security Officer who maintains the primary responsibility for assessing and managing the cybersecurity risks to evaluate the principal cybersecurity risks for the Company and review strategies in place to mitigate them. The ERC meets quarterly and reports to senior management, including the Chief Executive Officer and Chief Financial Officer. Senior management provides oversight and support in aligning cyber risk management with the Company’s strategic decisions, fostering a culture of risk awareness across the organization and allocating adequate resources to support the initiatives.
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
ITEM 2. PROPERTIES.
Our corporate headquarters is located in New York, New York. As of December 31, 2025, our principal offices consisted of the following properties:

Location	Square Feet	Lease Expiration Date	Use
New York, New York	75,825	5/31/2041	Office Space
Jersey City, New Jersey	65,242	12/31/2027	Office Space
London, United Kingdom	16,259	3/1/2030	Office Space
We also rent offices in Boston, Massachusetts, Garden City, New York, Somerset, New Jersey, Miami, Florida, Chicago, Illinois, Golden, Colorado, Amsterdam, Netherlands, Paris, France, Milan, Italy, Shanghai, China, Hong Kong, China, Singapore, Tokyo, Japan, Sydney, Australia, Dubai, United Arab Emirates, Mumbai, India, Bangalore, India, Sao Paolo, Brazil and Riyadh, Saudi Arabia.
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

ITEM 3. LEGAL PROCEEDINGS.
From time to time, we are subject to various claims, lawsuits and other legal proceedings, including reviews, investigations and proceedings by governmental and self-regulatory agencies regarding our business. Set forth below is a summary of our currently pending material legal proceeding. While the ultimate resolution of these matters cannot presently be determined, we do not believe that, taking into account any applicable insurance coverage, any of our pending legal proceedings, including the matter set forth below, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of any of our pending or future legal proceedings will not have a material adverse effect on our business, financial condition or results of operations, including for any particular reporting period. In addition, regardless of the outcome, legal proceedings may have an adverse impact on us because of defense and settlement costs, diversion of management resources, reputational loss and other factors.
We record our best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. Based on our experience, we believe that the amount of damages claimed in a legal proceeding is not a meaningful indicator of the potential liability. At this time, we cannot reasonably predict the timing or outcomes of, or estimate the amount of loss, or range of loss, if any, related to, our pending legal proceedings, including the matter described below, and therefore we do not have any contingency reserves established for any matters.
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
Tradeweb Markets LLC and certain other entities were dismissed from the lawsuit in July 2017, following the court’s order and opinion on defendants’ motions to dismiss. In May 2018, the court denied plaintiffs’ request for leave to amend their complaint to reinstate Tradeweb Markets LLC as a defendant, but granted leave to amend to include additional allegations. In October 2018, plaintiffs filed a motion seeking leave to file a proposed fourth amended complaint. They did not seek to name Tradeweb Markets LLC as a defendant but instead purported to reserve all rights with respect to Tradeweb Markets LLC. While Tradeweb Markets LLC is not a party to the litigation, it was actively engaged in third-party discovery and responded to the parties’ data and document requests. Additionally, in June 2018, the plaintiffs notified the court that they are likely to move for entry of judgment of the dismissed claims. In 2024, the Dealer Defendants agreed to settle all claims brought by the class plaintiffs and the court approved those settlements in July 2025. Accordingly, only the individual plaintiffs continue to pursue their claims. We believe that we have meritorious defenses to any allegations asserted against us in this litigation and, if necessary, intend to vigorously defend our position.
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
Holders
As of December 31, 2025, there are six holders of record of our Class A common stock, one holder of record of our Class B common stock, one holder of record of our Class C common stock and 11 holders of record of our Class D common stock. A substantially greater number of holders of our Class A common stock are “street name” or beneficial owners, whose shares of Class A common stock are held of record by banks, brokerage firms and other financial institutions. Such shares of Class A common stock held by banks, brokerage firms and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., a nominee for The Depository Trust Company, who is considered to be one of the six holders of record of our Class A common stock.
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.14 per share. The declaration, amount and payment of any dividends will be at the sole discretion of our board of directors and will depend on our and our subsidiaries’ results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Because we are a holding company and all of our business is conducted through our subsidiaries, we expect to pay dividends, if any, from funds we receive from our subsidiaries. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. As the sole manager of TWM LLC, we intend to cause, and will rely on, TWM LLC to make distributions in respect of LLC Interests to fund our dividends. When TWM LLC makes such distributions, the Continuing LLC Owners will be entitled to receive equivalent distributions pro rata based on their economic interests in TWM LLC at the time of such distributions. Because Tradeweb must pay taxes and make payments under the Tax Receivable Agreement, amounts ultimately distributed as dividends to holders of our Class A common stock or Class B common stock are expected to be less than the amounts distributed by TWM LLC to its members on a per LLC Interest basis. In order for TWM LLC to make distributions, it may need to receive distributions from its subsidiaries. If TWM LLC is unable to cause these subsidiaries to make distributions, it may have inadequate funds to distribute to us and we may be unable to fund our dividends. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of Tradeweb or its subsidiaries.
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
During 2025, Tradeweb Markets Inc. paid quarterly cash dividends of $0.12 per share, in an aggregate amount of $102.3 million, to the holders of Class A common stock and Class B common stock.
Recent Sales of Unregistered Securities
Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 12 of this Annual Report for information about securities authorized for issuance under our equity compensation plans.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we repurchased the following shares of Class A common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
October 1, 2025 – October 31, 2025	—	$—	—	$179,898
November 1, 2025 – November 30, 2025	457,628	107.90	457,628	$130,521
December 1, 2025 – December 31, 2025	529,751	106.77	529,751	$73,961
Total	987,379	$107.29	987,379
(1)On December 5, 2022, we announced that our board of directors authorized the 2022 Share Repurchase Program, after completing in October 2022, the $150.0 million of total repurchases of Class A common stock authorized under our previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time.
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
On February 5, 2026, our board of directors approved the 2026 Share Repurchase Program. See Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Share Repurchase Program” for additional information.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”). During the three months ended December 31, 2025, the Company withheld 4,883 shares of Class A common stock in connection with such exercises and vesting of stock awards.

Stock Performance Graph
The following graph shows a comparison of the cumulative total return for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the Dow Jones U.S. Financials Index, in each case for the past five years. The figures in this graph assume an initial investment of $100 in our Class A common stock and in each index on December 31, 2020, and that all dividends were reinvested. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Total Return Performance

$250
$200
$150
$100
$50
Index Value
Tradeweb Markets Inc.
S&P 500
Dow Jones US Financials Index
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025

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

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections titled “Introductory Note,” “Use of Non-GAAP Financial Measures” and our audited consolidated financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
The following discussion includes a comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2025 and 2024, respectively. A comparison of our results of operations, cash flows and liquidity and capital resources for the years ended December 31, 2024 and December 31, 2023 may be found in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a leader in building and operating electronic marketplaces for our global network of more than 3,000 clients across the financial ecosystem. Our network is comprised of clients across the institutional, wholesale, retail and corporates client sectors, including many of the largest global asset managers, hedge funds, insurance companies, central banks, banks and dealers, proprietary trading firms, retail brokerage and financial advisory firms, regional dealers and corporations. The Tradeweb platform includes marketplaces that facilitate trading global products across a range of asset classes, including rates, credit, equities and money markets. We are a global company serving clients through offices in North America, South America, Europe, Australia, Asia and the Middle East. We believe our proprietary technology and culture of collaborative innovation allow us to adapt our platform offerings to enter new markets, create new trading marketplaces and solutions and adjust to regulations quickly and efficiently. We support our clients by providing solutions across the trade lifecycle, including pre-trade, execution, post-trade and data and analytics.
Our institutional client sector serves institutional investors in over 85 countries around the globe and across over 30 currencies. We connect institutional investors with deep pools of liquidity using our flexible order and trading systems. Our clients trust the integrity of our markets and recognize the value they get by trading electronically: enhanced transparency, competitive pricing, efficient trade execution and regulatory compliance.
In our wholesale client sector, we provide a broad range of fully electronic, voice and hybrid trading options to dealers and financial institutions trading on our platform. We entered the wholesale client sector through our acquisitions of the inter-dealer broker Hilliard Farber & Co. in 2008, Inc. and then Rafferty Capital Markets in 2011 and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) (the “NFI Acquisition”). Today, we actively compete in wholesale trading across a range of rates, credit, money markets, derivatives and equity markets.
In our retail client sector, our platform provides advanced trading solutions for financial advisory firms and traders. We entered the retail sector through our acquisition of LeverTrade in 2006 and scaled our retail market position through our acquisition of BondDesk in 2013. Through our platform we provide financial advisory firms access to live offerings, accurate pricing in the retail marketplace and fast execution.
In our corporates client sector, we provide comprehensive investment technology and research solutions tailored to the needs of corporate treasury organizations globally. These solutions enable efficient trading of institutional money market funds and other short-term investments. We expanded into the corporates client sector through our acquisition of ICD on August 1, 2024. The addition of ICD to our platform broadened our product suite, further diversified our client and revenue bases and strengthened our position in the corporate treasury space, enabling us to provide a more comprehensive range of liquidity management tools and services.

Our markets are large and growing. Electronic trading continues to increase in the markets in which we operate as a result of market demand for greater transparency, higher execution quality, operational efficiency and lower costs, as well as regulatory changes. We believe our deep client relationships, asset class breadth, geographic reach, regulatory knowledge and scalable technology position us to continue to be at the forefront of the evolution of electronic trading. Our platform provides transparent, efficient, cost-effective and compliant trading solutions across multiple products, regions and regulatory regimes. As market participants seek to trade across multiple asset classes, reduce their costs of trading and increase the effectiveness of their trading, including through the use of data and analytics, we believe the demand for our platform and electronic trading solutions will continue to grow.
Trends and Other Factors Impacting Our Performance
Strategic Acquisitions and Investments
From time to time, we may evaluate potential strategic acquisitions and investments and engage in discussions and negotiations regarding potential acquisitions and investments. Our revenues and profitability are affected by our acquisition activity, including the speed and cost at which we successfully integrate completed consolidated acquisitions into our existing business operations. In addition, our earnings volatility and profitability may be affected by any unrealized or realized gains or losses or income or losses from our Canton Coin holdings or unconsolidated minority equity or debt investments.
LSEG Market Data Agreement
In November 2023, we entered into a new market data license agreement with affiliates of LSEG, pursuant to which, among other things, we license certain market data (including real time feeds) for multiple fixed income and derivative products to LSEG which distributes such data directly to LSEG customers through its flagship financial platforms. This agreement was initiated in 2010 with a former owner of the LSEG Data & Analytics business and most recently amended effective November 1, 2025. We primarily earn fixed license fees under the amended market data license agreement, which has an initial 3-year license period through October 31, 2028. The amended market data license agreement is expected to result in higher annual revenue for the year ending December 31, 2026 as compared to the $93.2 million of revenue generated under the market data license agreement in 2025. The majority of the revenue expected to be earned under the amended market data license agreement will be recorded as revenue on a straight-line basis over its initial term ending October 31, 2028, with a portion of such revenue to be recognized when usage occurs based on a revenue share. We will seek to further monetize our data over time both through potential expansion of our existing market data license agreement with LSEG and through distributing additional datasets, derived data and analytics offerings through our own platform or through other third-party networks.
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity in 2026 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, global geopolitical tensions, legislative, regulatory or government policy changes, including the recent and potential future changes in tariffs, international trade agreements or trade policies and other potential material changes to prior laws, rules and regulations, guidance and enforcement stances and concerns with respect to the banking industry, including as a result of any bank failures.
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

Regulatory Environment
Our business is subject to extensive regulations in the United States and internationally, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. See Part I, Item 1. – “Business – Regulation.” The existing legal framework that governs the financial markets is periodically reviewed and amended, typically resulting in enforcement of new laws and regulations that apply to our business. The regulatory environment in the United States and abroad may be subject to future legislative and regulatory changes driven by current U.S. and global issues and priorities. Legislative and regulatory changes may include the promulgation of new or revised laws and regulations, or the adoption of changes in the interpretation of or the repeal of existing laws and regulations, or the abandonment of any pending legislative or regulatory proposals. The impact of any changes in the legal or regulatory landscape on us and our operations generally remains uncertain. Compliance with regulations may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platform and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platform and solutions, and we believe we are well positioned to benefit from any potential increased electronification due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. Currently, we believe that uncertainty and potential delays around the final form of certain new rules and regulations may negatively impact our clients and trading volumes in certain markets in which we transact, although a relaxation of or the amendment of existing rules and regulations could potentially have a positive impact on certain markets.
Competitive Environment
We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platform. Our ability to compete is influenced by key factors such as (i) developments in trading platforms and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platform, (v) our ability to hire and retain talent, (vi) our ability to pursue strategic acquisitions and alliances and (vii) our ability to maintain the security of our platform and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices. See Part I, Item 1. – “Business – Competition” for more detail on our competitors.
Technology and Cybersecurity Environment
Our business and its success are largely impacted by the introduction of increasingly complex and sophisticated technology systems and infrastructures and new business models. Offering specialized trading venues and solutions through the development of new and enhanced platform offerings is essential to maintaining our level of competitiveness in the market and attracting new clients seeking platforms that provide advanced automation and better liquidity. We believe we will continue to increase demand for our platform and solutions and the volume of transactions on our platform, and thereby enhance our client relationships, by responding to new trading and information requirements through utilizing technological advances and emerging industry standards and practices in an effective and efficient way. We plan to continue to focus on and invest in technology infrastructure initiatives and continually improve and expand our platform and solutions to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments to strengthen our cybersecurity infrastructure, which may result in increased costs. See Part I, Item 1C. – “Cybersecurity – Governance” for further detail regarding our cybersecurity risk management, strategy and governance structure.

Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency and Derivative Risk” elsewhere in this Annual Report on Form 10-K, for the change in revenue and operating income caused by fluctuations in foreign currency rates and realized and unrealized gains/losses from foreign currency during the years ended December 31, 2025, 2024 and 2023.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the year ended December 31, 2025. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the years ended December 31, 2025, 2024 and 2023. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the years ended December 31, 2025, 2024 or 2023. The IRA also has not had an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the years ended December 31, 2025 and 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.

Components of our Results of Operations
Revenues
Our revenue is derived primarily from transaction fees, commissions, subscription fees and market data fees.

Transaction Fees and Commissions
We earn transaction fees and/or commissions from transactions executed on our trading platform on both a variable and fixed price basis, which vary by geographic region, product type and trade size. For most of our products, clients pay both fixed minimum monthly transaction fees and variable transaction fees on a per transaction basis in excess of the monthly minimum. Clients may also pay a subscription fee in addition to or instead of the minimum monthly transaction fees. For other products, instead of a minimum monthly transaction fee, clients may pay a fixed transaction fee or only a variable transaction fee on a per transaction basis. We also earn commission revenue from our electronic and voice brokerage services on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. For to-be-announced mortgage backed securities (“TBA-MBS”), U.S. Treasury and repurchase agreement transactions executed by our wholesale clients, we also generate revenue from fixed commissions that are generally invoiced monthly.
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
Subscription Fees
We earn subscription fees primarily for granting clients access to our platform for trading and market data. For a limited number of products, we only charge subscription fees and no transaction fees or commissions. Subscription fees are generally charged on a fixed price basis.
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
Other Revenue
In line with our digital asset strategy, currently included in our other revenue is revenue earned for performing Super Validator and Validator services on the Canton Network (collectively “Validator Revenue”). For these services, we earn Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that our nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day), in comparison to other network participants. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile. As our digital asset strategy continues to evolve, in the future, we may also begin earning revenue from applications developed on the Canton Network.
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
Professional Fees
Professional fees consist primarily of accounting, tax and legal fees and fees paid to technology and software consultants to maintain our platform and infrastructure, as well as costs related to business acquisition transactions.
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
Other Income (Loss), Net
Other income (loss), net consists of any income or loss earned from investments, any mark-to-market adjustments or impairments recorded on investments, any unrealized and realized gain/loss on foreign exchange derivative contracts entered into for foreign exchange risk management purposes relating to investing activities and any other non-operating items. Other income (loss), net may vary period over period based on any changes in the fair value of the Canton Coin, which may be highly volatile.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of December 31, 2025, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.
Results of Operations
For the Years Ended December 31, 2025 and December 31, 2024
The following table sets forth a summary of our statements of income for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Total revenue	$2,052,429	$1,725,949	$326,480	18.9%
Total expenses	1,217,091	1,047,921	169,170	16.1%
Operating income	835,338	678,028	157,310	23.2%
Tax receivable agreement liability adjustment	9,786	7,730	2,056	26.6%
Interest income	68,407	74,037	(5,630)	(7.6)%
Interest expense	(1,941)	(4,279)	2,338	(54.6)%
Other income (loss), net	263,384	(1,114)	264,498	N/M
Income before taxes	1,174,974	754,402	420,572	55.7%
Provision for income taxes	(253,474)	(184,439)	(69,035)	37.4%
Net income	921,500	569,963	351,537	61.7%
Less: Net income attributable to non-controlling interests	108,708	68,456	40,252	58.8%
Net income attributable to Tradeweb Markets Inc.	$812,792	$501,507	$311,285	62.1%
N/M = not meaningful

Revenues
Our revenues for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,700,427	82.8%	$1,423,547	82.5%	$276,880	19.5%
Subscription fees (1)	327,214	15.9	288,804	16.7	38,410	13.3%
Other	24,788	1.2	13,598	0.8	11,190	82.3%
Total revenue	$2,052,429	100.0%	$1,725,949	100.0%	$326,480	18.9%

Components of total revenue growth:
Constant currency change (2)						17.5%
Foreign currency impact						1.4%
Total revenue growth						18.9%
(1)Subscription fees for the years ended December 31, 2025 and 2024 include $93.2 million and $82.1 million, respectively, of LSEG market data fees.
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

Our strong results for the year ended December 31, 2025 reflected significant organic growth, strong client engagement and contributions from our acquisition of ICD on August 1, 2024. Our markets remained resilient despite the dynamic volatility. The year was marked by several notable events, including heightened volatility in April, brought on by evolving central bank policy expectations, the announcement of new U.S. tariffs and rising geopolitical tensions globally, all of which influenced trading activity across the broader financial ecosystem. The primary driver of the $326.5 million increase in revenue was related to a $276.9 million increase in transaction fees and commissions to $1.7 billion for the year ended December 31, 2025 from $1.4 billion for the year ended December 31, 2024, primarily due to higher revenues for rates derivatives products, municipals, U.S government bonds, international and U.S. ETFs, repurchase agreements, credit derivatives products and mortgages, as well as a full year of basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal during the year ended December 31, 2025 compared to five months during the year ended December 31, 2024 for the period subsequent to the August 1, 2024 acquisition. Additionally, there was a $38.4 million increase in subscription fees to $327.2 million for the year ended December 31, 2025 from $288.8 million for the year ended December 31, 2024, primarily due to certain market participants switching from fully variable pricing plans to pricing plans that include subscriptions, resulting in a shift of a portion of revenues from transaction fees and commissions to subscription fees.

Our total revenue by asset class for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$1,093,529	$904,938	$188,591	20.8%
Credit	488,037	459,040	28,997	6.3%
Equities	127,024	104,184	22,840	21.9%
Money Markets	173,860	115,220	58,640	50.9%
Market Data	133,724	118,020	15,704	13.3%
Other	36,255	24,547	11,708	47.7%
Total revenue	$2,052,429	$1,725,949	$326,480	18.9%
Our variable and fixed revenues by asset class for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2025		2024		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$813,244	$280,285	$660,438	$244,500	$152,806	$35,785	23.1%	14.6%
Credit	425,317	62,720	423,708	35,332	1,609	27,388	0.4%	77.5%
Equities	117,520	9,504	94,964	9,220	22,556	284	23.8%	3.1%
Money Markets	156,224	17,636	98,216	17,004	58,008	632	59.1%	3.7%
Market Data	415	133,309	457	117,563	(42)	15,746	(9.2)%	13.4%
Other	11,692	24,563	981	23,566	10,711	997	N/M	4.2%
Total revenue	$1,524,412	$528,017	$1,278,764	$447,185	$245,648	$80,832	19.2%	18.1%
N/M = not meaningful
The key drivers of the change in total revenue by asset class are summarized as follows:

Rates. Revenues from our rates asset class increased by $188.6 million or 20.8% to $1.1 billion for the year ended December 31, 2025 compared to $904.9 million for the year ended December 31, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds. The increase in fixed revenue was primarily driven by changes to certain contracts that, among other items, introduced minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.

Credit. Revenues from our credit asset class increased by $29.0 million or 6.3% to $488.0 million for the year ended December 31, 2025 compared to $459.0 million for the year ended December 31, 2024 primarily due to an increase in fixed revenues, primarily driven by certain market participants switching from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue. Revenues from our credit asset class also increased due to higher variable transaction fees and commissions on higher trading volumes for municipals, credit derivatives products and European and emerging markets corporate bonds.

Equities. Revenues from our equities asset class increased by $22.8 million or 21.9% to $127.0 million for the year ended December 31, 2025 compared to $104.2 million for the year ended December 31, 2024 primarily due to higher variable transaction fees and commissions on higher trading volumes for international and U.S. ETFs and equity derivatives products.

Money Markets. Revenues from our money markets asset class increased by $58.6 million or 50.9% to $173.9 million for the year ended December 31, 2025 compared to $115.2 million for the year ended December 31, 2024 primarily due to a full year of basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal during the year ended December 31, 2025 compared to five months during the year ended December 31, 2024 for the period subsequent to the August 1, 2024 acquisition, as well as higher variable transaction fees and commissions on higher trading volumes for repurchase agreements.

Market Data. Revenues from our market data asset class increased by $15.7 million or 13.3% to $133.7 million for the year ended December 31, 2025 compared to $118.0 million for the year ended December 31, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, as well as higher fees resulting from our amended LSEG market data license agreement effective November 1, 2025 and other increases in proprietary third party market data revenue.
Other. Revenues from our other asset class increased by $11.7 million or 47.7% to $36.3 million for the year ended December 31, 2025 compared to $24.5 million for the year ended December 31, 2024 primarily due to an increase in digital asset revenue earned for performing validation services on the Canton Network. We began earning Canton Coins for providing services to the Canton Network during the third quarter of 2024.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$1,275,547	$1,035,775	$239,772	23.1%
Wholesale	400,753	385,673	15,080	3.9%
Retail	146,510	143,247	3,263	2.3%
Corporates	95,895	43,234	52,661	121.8%
Market Data	133,724	118,020	15,704	13.3%
Total revenue	$2,052,429	$1,725,949	$326,480	18.9%
Institutional. Revenues from our institutional client sector increased by $239.8 million or 23.1% to $1.3 billion for the year ended December 31, 2025 compared to $1.0 billion for the year ended December 31, 2024. The increase was derived primarily from higher revenues for rates derivatives products, international and U.S. ETFs, U.S. and European corporate bonds, European and U.S. government bonds, mortgages and credit derivative products as well as an increase in digital asset revenue earned for performing validation services on the Canton Network.
Wholesale. Revenues from our wholesale client sector increased by $15.1 million or 3.9% to $400.8 million for the year ended December 31, 2025 compared to $385.7 million for the year ended December 31, 2024. The increase was derived primarily from higher revenues for U.S. government bonds, repurchase agreements and equity derivatives products, partially offset by lower revenues for U.S. corporate bonds.
Retail. Revenues from our retail client sector were relatively flat at $146.5 million for the year ended December 31, 2025, an increase of $3.3 million or 2.3% compared to $143.2 million for the year ended December 31, 2024 as higher revenues for municipals were partially offset by lower revenues for U.S. corporate bonds.
Corporates. Revenues from our corporates client sector increased by $52.7 million or 121.8% to $95.9 million for the year ended December 31, 2025 compared to $43.2 million for the year ended December 31, 2024. We entered the corporates client sector with the August 1, 2024 acquisition of ICD and its proprietary institutional investment technology. This client channel primarily serves corporate treasury organizations worldwide in investing in money market funds. The primary driver of the increase was a full year of basis point commissions earned on the ADB of client money market fund investments made through the ICD Portal during the year ended December 31, 2025 compared to five months during the year ended December 31, 2024 for the period subsequent to the August 1, 2024 acquisition.

Market Data. Revenues from our market data client sector increased by $15.7 million or 13.3% to $133.7 million for the year ended December 31, 2025 compared to $118.0 million for the year ended December 31, 2024. The increase was primarily due to increased LSEG market data fees, with $8.4 million from the periodic delivery of historical data sets which occurred during the three months ended March 31, 2025, as well as higher fees resulting from our amended LSEG market data license agreement effective November 1, 2025 and other increases in proprietary third party market data revenue.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the years ended December 31, 2025 and 2024, and the resulting dollar and percentage changes, were as follows:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$1,194,062	$1,060,697	$133,365	12.6%
International	858,367	665,252	193,115	29.0%
Total revenue	$2,052,429	$1,725,949	$326,480	18.9%

U.S. Revenues from U.S. clients increased by $133.4 million or 12.6% to $1.2 billion for the year ended December 31, 2025 compared to $1.1 billion for the year ended December 31, 2024 primarily due to higher revenues for money markets, including the contribution from the ICD acquisition, rates derivatives products, municipals, U.S. government bonds, mortgages and U.S. ETFs as well as an increase in digital asset revenue earned for performing validation services on the Canton Network.

International. Revenues from international clients increased by $193.1 million or 29.0% to $858.4 million for the year ended December 31, 2025 compared to $665.3 million for the year ended December 31, 2024 primarily due to higher revenues for rates derivatives products, money markets, including the contribution from the ICD acquisition, market data, European government bonds, international ETFs and European corporate bonds.
Operating Expenses
Our expenses for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$670,831	$592,690	$78,141	13.2%
Depreciation and amortization	250,189	219,999	30,190	13.7%
Technology and communications	128,327	98,568	29,759	30.2%
General and administrative	88,402	56,317	32,085	57.0%
Professional fees	53,391	60,132	(6,741)	(11.2)%
Occupancy	25,951	20,215	5,736	28.4%
Total expenses	$1,217,091	$1,047,921	$169,170	16.1%

Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $78.1 million or 13.2% to $670.8 million for the year ended December 31, 2025 from $592.7 million for the year ended December 31, 2024. The increase was primarily due to an increase in headcount and related salaries, bonus, benefits and stock-based compensation associated with our continued growth, including the August 1, 2024 ICD acquisition. As of December 31, 2025 and 2024, we had 1,569 and 1,412 employees globally, respectively. An increase in incentive compensation expense tied to our financial performance also contributed to the overall increase in employee compensation and benefits expenses.

Depreciation and Amortization. Expenses related to depreciation and amortization increased by $30.2 million or 13.7% to $250.2 million for the year ended December 31, 2025 from $220.0 million for the year ended December 31, 2024. The increase was primarily due to increases in amortization of assets acquired in connection with the ICD acquisition on August 1, 2024 and increases in amortization of software development costs and hardware driven by increases in investment in our infrastructure and the relocation of our New York City corporate headquarters during September 2025.

Technology and Communications. Expenses related to technology and communications increased by $29.8 million or 30.2% to $128.3 million for the year ended December 31, 2025 from $98.6 million for the year ended December 31, 2024. The increase was primarily due to increased investment in our data strategy and infrastructure and increased clearance and data fees driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs increased by $32.1 million or 57.0% to $88.4 million for the year ended December 31, 2025 from $56.3 million for the year ended December 31, 2024. The increase was primarily due to a $27.5 million increase in foreign exchange losses during the year ended December 31, 2025 compared to the year ended December 31, 2024. Realized and unrealized foreign currency losses totaled $17.1 million during the year ended December 31, 2025 as compared to $10.4 million in gains during the year ended December 31, 2024. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement gains on transactions in nonfunctional currencies. Increases in travel and entertainment costs to support our continued growth also contributed to the overall increase in general and administrative expenses.

Professional Fees. Expenses related to professional fees decreased by $6.7 million or 11.2% to $53.4 million for the year ended December 31, 2025 from $60.1 million for the year ended December 31, 2024 primarily due to a decrease in professional fees related to acquisitions.

Occupancy. Expenses related to occupancy costs increased by $5.7 million or 28.4% to $26.0 million for the year ended December 31, 2025 as compared to $20.2 million for the year ended December 31, 2024. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment was $9.8 million of income for the year ended December 31, 2025 compared to $7.7 million of income for the year ended December 31, 2024, due to changes in the tax receivable agreement liability recorded in our consolidated statements of financial condition primarily as a result of changes to tax legislation and tax rates in various jurisdictions, which impacted our estimated future tax savings.
Interest Income

Interest income decreased by $5.6 million to $68.4 million for the year ended December 31, 2025 from $74.0 million for the year ended December 31, 2024 primarily due to a decrease in the average interest rates earned period-over-period. This decrease was partially offset by an increase in the average invested cash balance and interest earned on a federal income tax refund received during the year ended December 31, 2025.
Interest Expense

Interest expense decreased by $2.3 million to $1.9 million for the year ended December 31, 2025 from $4.3 million for the year ended December 31, 2024 primarily due to the timing of payments made under the Tax Receivable Agreement. No interest expense was incurred on payments due under the Tax Receivable Agreement during the year ended December 31, 2025 compared to $2.1 million of interest expense during the year ended December 31, 2024.
Other Income (Loss), Net

Other income was $263.4 million for the year ended December 31, 2025 versus a loss of $1.1 million for the year ended December 31, 2024. Other income increased primarily due to realized and unrealized gains on our Canton Coin holdings, which totaled $270.9 million during the year ended December 31, 2025 compared to $0.2 million in gains during the year ended December 31, 2024. Other income in both years was partially offset by a combination of various other impairments, net unrealized losses on investments or our pro rata share of losses from our equity method investment.
Income Taxes
Income tax expense increased by $69.0 million or 37.4% to $253.5 million for the year ended December 31, 2025 from $184.4 million for the year ended December 31, 2024. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the year ended December 31, 2025 was approximately 21.6%, compared with 24.4% for the year ended December 31, 2024. The effective tax rate for the years ended December 31, 2025 and 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interests and foreign-derived intangible income.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the years ended December 31, 2025 and 2024. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
As of December 31, 2025 and 2024, we had cash and cash equivalents of approximately $2.1 billion and $1.3 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Part II, Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” elsewhere in this Annual Report on Form 10-K.
Factors Influencing Our Liquidity and Capital Resources
Dividend Policy
Subject to legally available funds, we intend to pay quarterly cash dividends on our Class A common stock and Class B common stock equal to $0.14 per share. As discussed below, our ability to pay these quarterly cash dividends on our Class A common stock and Class B common stock will depend on distributions to us from TWM LLC.

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
Cash Dividends
On February 5, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the first quarter of 2026. This dividend will be payable on March 16, 2026 to stockholders of record as of March 2, 2026. The February 2026 dividend declaration of $0.14 represents a 16.7% per share increase from our 2025 quarterly dividend of $0.12. During 2025, Tradeweb Markets Inc. paid quarterly cash dividends of $0.12 per share to holders of Class A common stock and Class B common stock in an aggregate amount totaling $102.3 million.
Cash Distributions
On February 5, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $78.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 2, 2026, payable on March 12, 2026.
During 2025, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $253.1 million, including distributions to Tradeweb Markets Inc. of $228.4 million and distributions to non-controlling interests of $24.7 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Program
On December 5, 2022, the Company announced our board of directors authorized the 2022 Share Repurchase Program to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorized the purchase of up to $300.0 million of our Class A common stock at our discretion and had no termination date. During the year ended December 31, 2025, the Company acquired a total of 987,379 shares of Class A common stock, at an average price of $107.29, for purchases totaling $105.9 million, pursuant to the 2022 Share Repurchase Program. As of December 31, 2025, a total of $74.0 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.

On February 5, 2026, our board of directors approved a share repurchase program with an indefinite term under which the Company may purchase up to $500 million of its Class A common stock (the “2026 Share Repurchase Program”) once the 2022 Share Repurchase Program has been exhausted. As of February 5, 2026, $23.2 million remained available for repurchase pursuant to the 2022 Share Repurchase Program. The 2026 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase Class A common stock. Pursuant to the 2026 Share Repurchase Program, the Company may repurchase its Class A common stock from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs (including through the use of derivatives), pursuant to Rule 10b5-1 plans or through enhanced open-market repurchases (eOMR). The 2026 Share Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. The 2026 Share Repurchase Program has no termination date, may be suspended, amended or discontinued at any time and does not obligate the Company to acquire any amount of Class A common stock.
Other Share Repurchases
In addition to the share repurchase programs discussed above, we may also withhold shares to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs, RSUs and performance-based restricted stock units that vest based on market conditions (“PSUs”).
During the year ended December 31, 2025, the Company withheld 360,041 shares of common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.13 and an aggregate value of $49.4 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 10 – Tax Receivable Agreement to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of December 31, 2025, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $336.5 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests.
Liabilities under the Tax Receivable Agreement include amounts to be paid to Continuing LLC Owners, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. In determining the estimated timing of payments, the current year’s taxable income is used to extrapolate an estimate of future taxable income. The Company is subject to CAMT, which has impacted the estimated period in which the payments will be made, as reflected in the payment schedule below. As of December 31, 2025, we had the following obligations expected to be paid pursuant to the Tax Receivable Agreement. We may choose, at our discretion, to make estimated payments ahead of contractual due dates in an effort to reduce interest expense payable on the current liability and as a result, timing of actual payments may differ from the schedule below.

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

	(dollars in thousands)
Tax receivable agreement liability	$336,519	$36,290	$61,480	$96,143	$142,606
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

Indebtedness
As of December 31, 2025 and 2024, we had no outstanding indebtedness.
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
As of December 31, 2025, there were $0.5 million in letters of credit issued under the 2023 Revolving Credit Facility and no borrowings outstanding. As of December 31, 2025, we had availability of $499.5 million.
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
The 2023 Revolving Credit Facility is unsecured and as of December 31, 2025, obligations under the 2023 Revolving Credit Facility are not guaranteed by any of the Company’s subsidiaries.
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
As of December 31, 2025, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through May 2041.
As of December 31, 2025, our operating lease liabilities totaled $139.2 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $18.3 million and $176.7 million, respectively.

Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for capital expenditures and software development costs for fiscal year 2026 to be between $107 million and $117 million, compared to expenditures of $103.1 million and $88.9 million in fiscal years 2025 and 2024, respectively, with the midpoint of our 2026 capital expenditure guidance up approximately 9% versus fiscal year 2025 primarily driven by platform enhancements, infrastructure modernization and cyber security initiatives to support long-term growth.
As of December 31, 2025, we also had $5.0 million in unfunded capital commitments to our equity method investment.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the FCA in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of December 31, 2025 and 2024, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $90.0 million and $83.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
At times, wholesale transactions executed on our platform fail to settle due to the inability of a transaction party to deliver or receive the transacted security. Until the failed transaction settles, we will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction. The impact on our liquidity and capital resources is minimal as receivables and payables for failed transactions are usually recognized simultaneously and predominantly offset. However, from time to time, we enter into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. We seek to manage credit exposure related to these agreements to repurchase (or reverse repurchase), including the risk related to a decline in market value of collateral (pledged or received), by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the FICC. The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
We self-clear wholesale U.S. Treasury trades executed by non-FICC members on our platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of December 31, 2025, we recorded an $8.6 million receivable and a $3.4 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $5.3 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of December 31, 2025 were fully settled during January 2026. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.
Working Capital
Working capital is defined as current assets minus current liabilities. Current assets consist of cash and cash equivalents, restricted cash, receivable from brokers and dealers and clearing organizations, deposits with clearing organizations, accounts receivable, receivable and due from related parties and other current assets. Current liabilities consist of, as applicable, securities sold under agreements to repurchase, payable to brokers and dealers and clearing organizations, accrued compensation, deferred revenue, payable and due to related parties, accounts payable, accrued expenses and other liabilities, lease liabilities and tax receivable agreement liability. Changes in working capital, which impact our cash flows provided by operating activities, can vary depending on factors such as delays in the collection of receivables, changes in our operating performance, changes in trading patterns, changes in client billing terms and other changes in the demand for our platform and solutions.

Our working capital as of December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024

	(dollars in thousands)
Cash and cash equivalents	$2,084,739	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	8,630	67,805
Deposits with clearing organizations	58,282	54,702
Accounts receivable	257,845	222,268
Receivable and due from related parties	8,303	8,094
Current portion of other assets	71,239	43,163
Total current assets	2,490,038	1,737,334
Payable to brokers and dealers and clearing organizations	3,363	67,816
Accrued compensation	251,169	222,959
Deferred revenue	29,030	30,800
Payable and due to related parties	7,090	763
Current portion of:
Accounts payable, accrued expenses and other liabilities	182,583	94,620
Lease liabilities	11,912	11,963
Tax receivable agreement liability	36,290	3,981
Total current liabilities	521,437	432,902
Total working capital	$1,968,601	$1,304,432
Current Assets
Current assets increased to $2.5 billion as of December 31, 2025 from $1.7 billion as of December 31, 2024 primarily due to an increase in cash and cash equivalents due to our operating performance and the timing of collection of accounts receivable. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $521.4 million as of December 31, 2025 from $432.9 million as of December 31, 2024 primarily due to an increase in current income taxes payable and an increase in the current portion of our tax receivable agreement liability.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Net cash provided by operating activities	$1,167,646	$897,741	$746,089
Net cash used in investing activities	(126,533)	(969,190)	(132,765)
Net cash used in financing activities	(307,475)	(290,261)	(168,174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,799	(4,456)	4,089
Net increase (decrease) in cash, cash equivalents and restricted cash	$744,437	$(366,166)	$449,239

Operating Activities
Operating activities consist primarily of net income adjusted for non-cash items that primarily include depreciation and amortization, stock-based compensation expense, digital assets received as revenue, deferred taxes and other income and changes in working capital. Cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for accrued compensation (primarily in the first quarter) and other items impact reported cash flows.
Net cash provided by operating activities for the year ended December 31, 2025 was $1.2 billion, an increase of $269.9 million as compared to the year ended December 31, 2024, primarily driven by an increase in net income, a decrease in cash paid for taxes due to changes in the timing of tax payments year over year and other net changes in working capital. During 2026, we plan to satisfy approximately $71 million related to our 2025 tax year obligations through the purchase of transferable tax credits or through cash payments to the applicable taxing authorities.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $126.5 million for the year ended December 31, 2025, which consisted of $62.5 million of capitalized software development costs, $40.6 million of purchases of furniture, equipment, purchased software and leasehold improvements and $38.4 million of cash paid for investments, partially offset by $15.0 million in cash received from the sale of Canton Coins. Net cash used in investing activities was $969.2 million for the year ended December 31, 2024, which consisted of $860.1 million of total net cash paid for the acquisitions of ICD and r8fin (net of cash acquired), $47.9 million of capitalized software development costs, $41.0 million of purchases of furniture, equipment, purchased software and leasehold improvements and $20.2 million of cash paid for investments.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $307.5 million, which consisted of $104.2 million in share repurchases pursuant to our 2022 Share Repurchase Program, $102.3 million in cash dividends to our Class A and Class B common stockholders, $49.5 million in payroll tax payments for options, PRSUs and RSUs, $26.7 million in payments made under our Tax Receivable Agreement and $24.7 million in distributions to non-controlling interest holders. Net cash used in financing activities for the year ended December 31, 2024 was $290.3 million, which consisted of $85.2 million in cash dividends to our Class A and Class B common stockholders, $77.0 million in payments made under our Tax Receivable Agreement, $59.1 million in share repurchases pursuant to our 2022 Share Repurchase Program, $41.3 million in payroll tax payments for options, PRSUs and RSUs, net of proceeds from stock-based compensation option exercises and $27.8 million in distributions to non-controlling interest holders.
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

The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Cash flow from operating activities	$1,167,646	$897,741	$746,089
Less: Capitalization of software development costs	(62,541)	(47,909)	(43,235)
Less: Purchases of furniture, equipment and leasehold improvements	(40,552)	(40,960)	(18,529)
Free Cash Flow	$1,064,553	$808,872	$684,325
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
The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Net income	$921,500	$569,963	$419,503
Merger and acquisition transaction and integration costs (1)	6,891	22,823	8,042
Interest income	(68,407)	(74,037)	(67,397)
Interest expense	1,941	4,279	2,047
Depreciation and amortization	250,189	219,999	185,350
Stock-based compensation expense (2)	2,327	6,096	2,947
Provision for income taxes	253,474	184,439	128,477
Foreign exchange (gains) / losses (3)	13,112	(6,326)	(47)
Tax receivable agreement liability adjustment (4)	(9,786)	(7,730)	9,517
Other (income) loss, net	(263,384)	1,114	13,122
Adjusted EBITDA	$1,107,857	$920,620	$701,561
Less: Depreciation and amortization	(250,189)	(219,999)	(185,350)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	176,322	156,489	127,731
Adjusted EBIT	$1,033,990	$857,110	$643,942
Net income margin	44.9%	33.0%	31.3%
Adjusted EBITDA margin	54.0%	53.3%	52.4%
Adjusted EBIT margin	50.4%	49.7%	48.1%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the years ended December 31, 2025 and 2024, this adjustment also includes $2.3 million and $1.0 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the year ended December 31, 2024, this adjustment also includes $2.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
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

	Year Ended
	December 31,
	2025	2024	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.0%	53.3%	+64 bps	+70 bps
Adjusted EBIT margin	50.4%	49.7%	+72 bps	+75 bps
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
The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$3.78	$2.33	$1.71
Net income attributable to Tradeweb Markets Inc.	$812,792	$501,507	$364,866
Net income attributable to non-controlling interests (1)	108,708	68,456	54,637
Net income	921,500	569,963	419,503
Provision for income taxes	253,474	184,439	128,477
Merger and acquisition transaction and integration costs (2)	6,891	22,823	8,042
D&A related to acquisitions and the Refinitiv Transaction (3)	176,322	156,489	127,731
Stock-based compensation expense (4)	2,327	6,096	2,947
Foreign exchange (gains) / losses (5)	13,112	(6,326)	(47)
Tax receivable agreement liability adjustment (6)	(9,786)	(7,730)	9,517
Other (income) loss, net	(263,384)	1,114	13,122
Adjusted Net Income before income taxes	1,100,456	926,868	709,292
Adjusted income taxes (7)	(275,114)	(231,717)	(173,777)
Adjusted Net Income	$825,342	$695,151	$535,515
Adjusted Diluted EPS (8)	$3.47	$2.92	$2.26
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the years ended December 31, 2025 and 2024, this adjustment also includes $2.3 million and $1.0 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. During the year ended December 31, 2024, this adjustment also includes $2.7 million of non-cash accelerated stock-based compensation expense and related payroll taxes associated with our former President.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 25.0%, 25.0% and 24.5%, applied to Adjusted Net Income before income taxes for the years ended December 31, 2025, 2024 and 2023, respectively.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the years ended December 31, 2025, 2024 and 2023:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Year Ended
	December 31,
	2025	2024	2023

Diluted weighted average shares of Class A and Class B common stock outstanding	214,898,240	214,924,763	212,668,808
Weighted average of other participating securities (1)	167,018	165,565	270,249
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,063,110	23,076,373	23,902,379
Adjusted diluted weighted average shares outstanding	238,128,368	238,166,701	236,841,436
Adjusted Net Income (in thousands)	$825,342	$695,151	$535,515
Adjusted Diluted EPS	$3.47	$2.92	$2.26
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on judgment and the best available information at the time. Management bases its estimates on historical experience, observance of trends in particular areas, information available from outside sources and various other assumptions that are believed to be reasonable under the circumstances. Information from these sources forms the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Therefore, actual results could differ materially from those estimates. Management evaluates its accounting policies, estimates and judgments on an on-going basis.
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

For our services, we may earn subscription fees for granting access to our electronic marketplaces. We may also earn transaction fees and/or commissions from transactions executed on our trading platform, including the basis point commissions earned on the monthly ADB of money market fund investments made through our ICD Portal and commission revenue from electronic and voice brokerage transacted on a riskless principal basis. Riskless principal revenues are derived on matched principal transactions where revenues are earned on the spread between the buy and sell price of the transacted product. Fixed monthly transaction fees and commissions or monthly transaction fee and commission minimums are generally earned on a monthly basis in the period the stand-ready trading services are provided. Variable transaction fee and commission revenue associated with a particular trade is recognized and recorded on a trade-date basis when the individual trade occurs. Variable commission revenue based upon a clients’ ADB invested in money market funds during a calendar month is recorded monthly. Variable discounts or rebates on transaction fees and commissions are generally earned and applied monthly or quarterly, are resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
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
During each of the years ended December 31, 2025, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 17, 2025, we granted 65,532 PSUs with a grant date fair value totaling $14.2 million, which will be amortized into expense on a straight-line basis through December 31, 2027. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.04% and a risk-free interest rate of 3.95%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the years ended December 31, 2025, 2024 and 2023, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted during 2025 and 2024, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of December 31, 2025, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for the year ended December 31, 2025 by approximately $4.1 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2025 and December 31, 2024, we had a valuation allowance established on our deferred tax assets totaling $3.0 million and $1.7 million, respectively. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 9 – Income Taxes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023
% of revenue denominated in foreign currencies (1)	30%	29%	28%
% of operating expenses denominated in foreign currencies (2)	16%	16%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. Realized and unrealized losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the consolidated statements of income within general and administrative expense totaled a gain of $3.9 million, a loss of $4.5 million and a loss of $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
	December 31,
	2025	2024	2023
Euros	$1.13	$1.08	$1.08
British pound sterling	$1.32	$1.28	$1.24

The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the years ended December 31, 2025, 2024 and 2023:

	Year Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	December 31,
	2025	2024	2023
Increase (decrease) in revenue	$22,900	$(1,400)	$6,300
Increase (decrease) in operating income	$18,200	$(4,300)	$6,100
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	December 31,
	2025		2024		2023
All currencies
Effect of 10% change on revenue	+/-	$69,600	+/-	$55,800	+/-	$41,800
Effect of 10% change on operating income	+/-	$48,100	+/-	$36,600	+/-	$27,000
Euros
Effect of 10% change on revenue	+/-	$60,900	+/-	$48,500	+/-	$37,500
Effect of 10% change on operating income	+/-	$59,200	+/-	$46,900	+/-	$35,600
British pound sterling
Effect of 10% change on revenue	+/-	$3,300	+/-	$2,900	+/-	$1,700
Effect of 10% change on operating income	+/-	$12,300	+/-	$10,800	+/-	$8,700
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
As of December 31, 2025 and 2024, the notional amount of our foreign currency forward contracts was $339.8 million and $238.2 million, respectively. Realized and unrealized gains on foreign currency forward contracts totaled a loss of $21.0 million, a gain of $15.0 million and a gain of $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of December 31, 2025 and 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of December 31, 2025 and 2024, the allowance for credit losses with regard to these receivables totaled $0.6 million and $0.4 million, respectively.

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
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. Under the arrangement between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days notice, that the Company provide cash deposits until the errors are resolved.
We also have credit risk relating to our investments in a digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million. There was no allowance for credit losses recorded on available-for-sale debt securities as of December 31, 2025 and 2024.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Digital Assets — Refer to Notes 2 and 15 to the financial statements
Critical Audit Matter Description
As discussed in Notes 2 and 15 to the financial statements, the Company recognizes Canton Coins, which are digital assets earned through its role as a Validator and Super Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure, as a component of digital assets and other investments at fair value on the consolidated statements of financial condition. The Company generally holds the Canton Coins on its balance sheet for investment purposes and accounts for these digital assets at fair value with changes in fair value recognized in net income in accordance with ASC 350-60, Crypto Assets. As of December 31, 2025, the fair value of the Company’s digital assets was $243 million.
We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company has rights and obligations related to the digital assets as a critical audit matter. Subjective auditor judgment was involved in determining the nature, timing, and extent of evidence required to assess the existence of the digital assets and whether the Company controls the digital assets, as control over the digital assets is provided through private cryptographic keys maintained by the Company.

How the Critical Audit Matter Was Addressed in the Audit
The following are the primary procedures we performed to address this critical audit matter:
•We evaluated the design and tested the operating effectiveness of certain internal controls over digital assets.
•We involved IT professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating certain internal controls over digital assets related specifically to the generation, encryption, safeguarding and segregation of the private cryptographic keys.
•We obtained evidence that the Company has control of the private cryptographic keys required to access digital assets through observing the movement of selected digital assets.
•We compared the Company’s record of digital asset transactions to the records on the public-permissioned blockchain using a software audit tool.
•We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.
Income Taxes — Refer to Note 9 to the financial statements
Critical Audit Matter Description
The Company is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of Tradeweb Markets LLC (TWM LLC), and is taxed at prevailing corporate tax rates. TWM LLC is a multiple member limited liability company taxed as a partnership and accordingly, any taxable income generated by TWM LLC is passed through to and included in the taxable income of its members, including the Corporation. The Company has deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial reporting and tax bases of assets and liabilities. The Company also records uncertain tax positions and recognizes the amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
Auditing management’s estimates related to income taxes required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing procedures to audit the application of relevant income tax laws, income allocations and apportionment among the taxing jurisdictions, and the flow-through of earnings to the partners of TWM LLC. Given the Company’s legal structure, the multiple jurisdictions in which the Company files its tax returns, and the breadth of applicable tax laws and regulations, auditing management’s tax balances is complex.
How the Critical Audit Matter Was Addressed in the Audit
The following are the primary procedures we performed to address this critical audit matter:
•We evaluated the design and tested the operating effectiveness of controls over certain income tax balances, including the provision for income taxes, deferred tax assets and liabilities and unrecognized tax benefits.
•We involved income tax specialists who assisted in the procedures performed.
•We evaluated the Company’s income tax provision calculation, including: (1) testing the appropriateness of income tax rates applied by agreeing to applicable Federal and state tax laws, (2) testing the accuracy of income allocations and apportionment among the taxing jurisdictions based on the Company’s structure, source of revenues, and other factors, (3) testing, on a sample basis, the completeness and accuracy of book to tax differences, and (4) testing the mathematical accuracy of the income tax provision calculation.
•We evaluated the Company’s analyses supporting its conclusions, in the context of the Company’s specific structure, as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset related to the tax basis step-up received in connection with the Company’s equity public offerings. We considered whether permanent and temporary differences had been appropriately identified by evaluating the Company’s trial balance and transactions and applying tax specialists’ knowledge of tax laws and the Company’s business. We also tested that the tax rates used to measure the deferred tax assets and liabilities were appropriate in accordance with Federal and state tax laws.

•We evaluated the Company’s analyses regarding the impact of tax legislation, such as the One Big Beautiful Bill Act (“OBBBA”), on the Company’s income tax provision and disclosures. We also evaluated the Company’s application of accounting guidance relevant to income taxes, such as the enhanced income tax disclosures under Accounting Standards Update No. 2023-09 Income Taxes (Topic 740)—Improvements to Income Tax Disclosures.
•We evaluated both positive and negative evidence in management’s assessment of the Company’s ability to utilize the deferred tax assets in future years to conclude if it is appropriate to continue to recognize a deferred tax asset.
•We evaluated the appropriateness of the recognition, measurement and accuracy of the Company’s unrecognized tax benefits (“UTB”) to determine if they have been correctly recognized if they meet the “more likely than not threshold” to be realized.

/s/ Deloitte & Touche LLP
New York, New York
February 5, 2026
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Tradeweb Markets Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Tradeweb Markets Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 5, 2026 expressed an unqualified opinion on those financial statements.
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
/s/Deloitte & Touche LLP
New York, New York
February 5, 2026

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$2,084,739	$1,340,302
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	8,630	67,805
Deposits with clearing organizations	58,282	54,702
Accounts receivable, net of allowance for credit losses of $587 and $447 at December 31, 2025 and 2024, respectively	257,845	222,268
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	78,193	45,973
Lease right-of-use assets	123,065	33,550
Software development costs, net of accumulated amortization	270,295	296,721
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,148,015	1,280,892
Receivable and due from related parties	8,303	8,094
Deferred tax asset	568,832	659,203
Digital assets and other investments at fair value	291,997	11,206
Other assets	140,249	96,165
Total assets	$8,189,557	$7,267,993

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$3,363	$67,816
Accrued compensation	251,169	222,959
Deferred revenue	29,030	30,800
Accounts payable, accrued expenses and other liabilities	183,970	95,290
Lease liabilities	139,168	35,748
Payable and due to related parties	7,090	763
Deferred tax liability	50,011	42,893
Tax receivable agreement liability	336,519	372,839
Total liabilities	1,000,320	869,108

Commitments and contingencies (Note 17)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 115,502,689 and 115,977,551 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,056,868 and 5,073,538 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	4,895,810	4,813,408
Accumulated other comprehensive income (loss)	10,899	(9,981)
Retained earnings	1,601,044	996,763
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,507,755	5,800,192
Non-controlling interests	681,482	598,693
Total equity	7,189,237	6,398,885
Total liabilities and equity	$8,189,557	$7,267,993
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Income
(dollars in thousands, except per share amounts)

	Year Ended
	December 31,
	2025	2024	2023
Revenues
Transaction fees and commissions	$1,700,427	$1,423,547	$1,078,344
Subscription fees	234,017	206,659	183,972
LSEG market data fees	93,197	82,145	64,336
Other	24,788	13,598	11,567
Total revenue	2,052,429	1,725,949	1,338,219

Expenses
Employee compensation and benefits	670,831	592,690	460,305
Depreciation and amortization	250,189	219,999	185,350
Technology and communications	128,327	98,568	77,506
General and administrative	88,402	56,317	51,495
Professional fees	53,391	60,132	42,364
Occupancy	25,951	20,215	15,930
Total expenses	1,217,091	1,047,921	832,950
Operating income	835,338	678,028	505,269
Tax receivable agreement liability adjustment (1)	9,786	7,730	(9,517)
Interest income	68,407	74,037	67,397
Interest expense	(1,941)	(4,279)	(2,047)
Other income (loss), net	263,384	(1,114)	(13,122)
Income before taxes	1,174,974	754,402	547,980
Provision for income taxes	(253,474)	(184,439)	(128,477)
Net income	921,500	569,963	419,503
Less: Net income attributable to non-controlling interests	108,708	68,456	54,637
Net income attributable to Tradeweb Markets Inc.	$812,792	$501,507	$364,866

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$3.81	$2.35	$1.73
Diluted	$3.78	$2.33	$1.71
Weighted average shares outstanding:
Basic	213,213,371	213,030,056	210,796,802
Diluted	214,898,240	214,924,763	212,668,808
(1)See Note 10 – Tax Receivable Agreement.
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Net income	$921,500	$569,963	$419,503
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the years ended December 31, 2025, 2024 and 2023	12,889	(5,088)	5,419
Unrealized gain on available-for-sale debt security, net of tax expense of $3,387 for the year ended December 31, 2025	10,598	—	—
Other comprehensive income (loss), net of tax	23,487	(5,088)	5,419

Comprehensive income	944,987	564,875	424,922
Less: Net income attributable to non-controlling interests	108,708	68,456	54,637
Less: Other comprehensive income (loss) attributable to non-controlling interests	2,600	(498)	569
Comprehensive income attributable to Tradeweb Markets Inc.	$833,679	$496,917	$369,716
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	$1	$1	$—	$—	$4,577,270	$(10,113)	$386,632	$592,525	$5,546,316
Issuance of common stock from equity incentive plans	—	—	—	—	15,238	—	—	—	15,238
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(35,205)	—	(35,205)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	53,395	—	—	—	53,395
Adjustments to non-controlling interests	—	—	—	—	77,767	(126)	—	(77,641)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(12,439)	(12,439)
Dividends ($0.36 per share)	—	—	—	—	—	—	(75,909)	—	(75,909)
Stock-based compensation expense	—	—	—	—	66,607	—	—	—	66,607
Payroll taxes paid for stock-based compensation	—	—	—	—	(51,519)	—	—	—	(51,519)
Net income	—	—	—	—	—	—	364,866	54,637	419,503
Other comprehensive income (loss)	—	—	—	—	—	4,850	—	569	5,419
Balance at December 31, 2023	$1	$1	$—	$—	$4,738,758	$(5,389)	$640,384	$557,651	$5,931,406
Issuance of common stock from equity incentive plans	—	—	—	—	6,743	—	—	—	6,743
Issuance of common stock for business acquisitions	—	—	—	—	40,025	—	—	—	40,025
Share repurchases pursuant to the share repurchase programs	—	—	—	—	—	—	(59,896)	—	(59,896)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(15,326)	—	—	—	(15,326)
Adjustments to non-controlling interests	—	—	—	—	(849)	(2)	—	851	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(27,767)	(27,767)
Dividends ($0.40 per share)	—	—	—	—	—	—	(85,232)	—	(85,232)
Stock-based compensation expense	—	—	—	—	92,009	—	—	—	92,009
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,952)	—	—	—	(47,952)
Net income	—	—	—	—	—	—	501,507	68,456	569,963
Other comprehensive income (loss)	—	—	—	—	—	(4,590)	—	(498)	(5,088)
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
Share repurchases pursuant to the share repurchase programs	—	—	—	—	—	—	(106,167)	—	(106,167)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	21,459	—	—	—	21,459
Adjustments to non-controlling interests	—	—	—	—	3,821	(7)	—	(3,814)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(24,705)	(24,705)
Dividends ($0.48 per share)	—	—	—	—	—	—	(102,344)	—	(102,344)
Stock-based compensation expense	—	—	—	—	106,497	—	—	—	106,497
Payroll taxes paid for stock-based compensation	—	—	—	—	(49,375)	—	—	—	(49,375)
Net income	—	—	—	—	—	—	812,792	108,708	921,500
Other comprehensive income (loss)	—	—	—	—	—	20,887	—	2,600	23,487
Balance at December 31, 2025	$1	$1	$—	$—	$4,895,810	$10,899	$1,601,044	$681,482	$7,189,237
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$921,500	$569,963	$419,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	250,189	219,999	185,350
Stock-based compensation expense	103,537	89,649	65,128
Digital assets received as revenue	(10,947)	(666)	—
Deferred tax expense	92,318	32,314	89,896
Tax receivable agreement liability adjustment	(9,786)	(7,730)	9,517
Other (income) loss, net	(263,384)	1,114	13,122
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(5,278)	29,325	(28,946)
Deposits with clearing organizations	(3,331)	(17,352)	(12,799)
Accounts receivable	(30,059)	(44,221)	(21,081)
Receivable and due from related parties/payable and due to related parties, net	5,732	(8,538)	(4,241)
Deferred tax asset as a result of transferable tax credit purchase	23,857	(23,857)	—
Other assets	(16,501)	(11,441)	(3,919)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	—	(21,612)	21,612
Accrued compensation	24,689	56,459	7,964
Deferred revenue	(2,032)	4,577	2,796
Accounts payable, accrued expenses and other liabilities	87,142	29,758	2,187
Net cash provided by operating activities	1,167,646	897,741	746,089
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(860,126)	(69,712)
Cash paid for foreign currency call option, net of sale proceeds	—	—	(1,289)
Cash paid for investments	(38,440)	(20,195)	—
Cash received from sale of digital assets	15,000	—	—
Purchases of furniture, equipment, software and leasehold improvements	(40,552)	(40,960)	(18,529)
Capitalized software development costs	(62,541)	(47,909)	(43,235)
Net cash used in investing activities	(126,533)	(969,190)	(132,765)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(104,173)	(59,052)	(35,205)
Proceeds from stock-based compensation exercises	—	6,743	15,238
Deferred financing costs	—	—	(2,794)
Dividends	(102,344)	(85,232)	(75,909)
Distributions to non-controlling interests	(24,705)	(27,767)	(12,439)
Payroll taxes paid for stock-based compensation	(49,508)	(47,997)	(51,341)
Payments on tax receivable agreement liability	(26,745)	(76,956)	(5,724)
Net cash used in financing activities	(307,475)	(290,261)	(168,174)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,799	(4,456)	4,089
Net increase (decrease) in cash, cash equivalents and restricted cash	744,437	(366,166)	449,239
Cash, cash equivalents and restricted cash
Beginning of period	1,341,302	1,707,468	1,258,229
End of period	$2,085,739	$1,341,302	$1,707,468
The accompanying notes are an integral part of these consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)

	Year Ended
	December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Income taxes paid, net of (refunds)	$58,061	$152,012	$28,641
Cash paid for interest	$2,547	$2,574	$1,305
Non-cash investing and financing activities:
Issuance of common stock for business acquisitions	$—	$40,025	$—
Digital asset loan receivable obtained in exchange for digital assets	$24,999	$—	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$1,104	$162	$1,834
Lease right-of-use assets obtained in exchange for lease liabilities, net of modifications and terminations	$101,660	$19,718	$10,395
Leasehold improvements obtained in exchange for lease liabilities	$11,374	$—	$—
Unsettled share repurchases and excise tax included in other liabilities	$2,838	$844	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$—	$133	$178
Stock-based compensation expense capitalized to software development costs	$2,764	$2,344	$1,474
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$211	$3	$28,006
Deferred tax asset	$21,670	$(15,323)	$81,401

Reconciliation of cash, cash equivalents and restricted cash as shown on the statements of financial condition:	December 31,
	2025	2024	2023
Cash and cash equivalents	$2,084,739	$1,340,302	$1,706,468
Restricted cash	1,000	1,000	1,000
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$2,085,739	$1,341,302	$1,707,468
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s consolidated financial statements. As of both December 31, 2025 and 2024, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Tradeweb Europe Limited (“TEL”), a MiFID Investment Firm regulated by the Financial Conduct Authority (the “FCA”) in the UK and certain other global regulators and that maintains branches in Hong Kong and Singapore.
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
•TW Technology and Trading Private Limited (“TTTL”), a private limited company incorporated in Mumbai, India. Its business scope includes providing a sales relationship support function for Tradeweb’s offshore trading platform into India.
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
•Tradeweb Company, a Joint Stock Company incorporated in the Kingdom of Saudi Arabia (“TWSA”), authorized and regulated by the Capital Markets Authority (“CMA”) to operate an Alternative Trading System (“ATS”).
•Tradeweb Asia Pte. Ltd. (“TAPL”), a Singapore based company which received a Capital Markets Services License from the Monetary Authority of Singapore (“MAS”) on October 31, 2025.
•TW Global Capability Centre Private Limited (India) (“TWGC”), a private limited company based in Bangalore, India, operates as a support center for various administrative functions.
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
As of December 31, 2025:
•The public investors collectively owned 115,502,689 shares of Class A common stock, representing 10.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.0% of the economic interest in TWM LLC;

•Refinitiv collectively owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.9% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 68,539 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.
In addition, the Company’s basic and diluted earnings per share calculations for year ended December 31, 2025 were impacted by 167,018 of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculation for year ended December 31, 2025 also includes 1,684,869 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 18 – Earnings Per Share for additional details.
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
Reclassifications
Certain reclassifications have been made to the December 31, 2024 consolidated statement of financial condition, and related financial information, to conform to the current period presentation. These primarily include reclassifying approximately $11.2 million of digital assets and other investments recorded at fair value as of December 31, 2024 from other assets to digital assets and other investments at fair value. These reclassifications had no impact on total assets, total liabilities or total equity on the consolidated statement of financial condition, nor did they have any impact on the consolidated statements of income, comprehensive income, changes in equity or cash flows.
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
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. An analysis of the financial condition of the Company’s counterparties is also performed. Additions to the allowance for credit losses relating to receivables are charged to credit loss expense, included as a component of general and administrative expenses in the consolidated statements of income. Aged balances that are determined to be uncollectible are written off against the allowance for credit losses.
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities, with the credit loss included as a component of other income (loss), net in the consolidated statements of income. See Note 16 – Credit Risk for additional information.
Receivable from and Payable to Brokers and Dealers and Clearing Organizations
Receivable from and payable to brokers and dealers and clearing organizations consists of proceeds from wholesale transactions executed on the Company’s platform which failed to settle due to the inability of a transaction party to deliver or receive the transacted security. These securities transactions are generally collateralized by those securities. Until the failed transaction settles, a receivable from (and a matching payable to) brokers and dealers and clearing organizations is recognized for the proceeds from the unsettled transaction.
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
As of December 31, 2025 and 2024, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $96.7 million and $92.0 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements for the years ended December 31, 2025, 2024 and 2023 was $25.6 million, $22.7 million and $21.3 million, respectively.

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
Goodwill was last tested for impairment on October 1, 2025 and no impairment of goodwill was identified.
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
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. The cost basis of the Canton Coins received throughout each day is initially recorded at its fair value on the date of receipt as a component of digital assets and other investments at fair value on the consolidated statements of financial condition. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method to determine the cost basis of its Canton Coins for the computation of gains and losses on any disposal or sale of Canton Coins. Realized gain/(loss) on any disposal or sale of Canton Coins are included as a component of other income (loss), net in the consolidated statements of income.

Investments in Available-for-Sale Debt Securities
Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive loss in the consolidated statements of financial condition until realized. On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the consolidated statements of income. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of digital assets and other investments at fair value on the consolidated statements of financial condition.
Equity Investments
When the Company does not have a controlling financial interest in an entity but is able to exercise significant influence over the entity’s operating and financial policies, the equity investment is accounted under the equity method of accounting. The Company records its estimated pro rata share of earnings or losses each reporting period as a component of other income (loss) in the consolidated statements of income and records any dividends as a reduction of the investment balance. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in net income as an impairment in the period the impairment occurs.
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
Equity method investments and investments in equity securities without a readily determinable fair value are included as a component of other assets on the consolidated statements of financial condition.
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
Revenue Recognition
The Company’s classification of revenues in the consolidated statements of income primarily represents revenues from contracts with customers disaggregated by type of revenue. See Note 8 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.

Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a gain of $3.9 million, a loss of $4.5 million and a loss of $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Since the consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. In June 2023, the Company also entered into a foreign currency call option on Australian dollars, see Note 15 – Fair Value of Financial Instruments and Other Assets for additional details. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. Changes in the fair value during the period of the foreign currency call option on Australian dollars, which was entered into for foreign exchange risk management purposes relating to investing activities, are recognized in the consolidated statements of income within other income/loss and related cash flows are included in cash flows from investing activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a loss of $21.0 million, a gain of $15.0 million and a gain of $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Realized losses on the foreign currency call option on the Australian dollar during the year ended December 31, 2023 totaled $1.3 million. As of December 31, 2025 and 2024, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying consolidated statements of financial condition. See Note 15 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the year ended December 31, 2025. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the years ended December 31, 2025, 2024 and 2023. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the years ended December 31, 2025, 2024 or 2023.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s consolidated statements of financial condition, income or cash flows as of or for the years ended December 31, 2025 and 2024. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
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
For performance-based restricted stock units that vest based on market conditions, the Company recognizes stock-based compensation expense based on the estimated grant-date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model. The significant assumptions used to estimate the fair value of the performance-based restricted stock units that vest based on market conditions are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. If the service condition applicable for such award is met, expense is recognized based on the grant-date fair value of the award even if the market condition is not achieved.
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

Earnings Per Share
Basic and diluted earnings per share are computed in accordance with the two-class method as unvested or unsettled vested stock awards issued to certain retired or terminated employees are entitled to non-forfeitable dividend equivalent rights and are considered participating securities prior to being issued and outstanding shares of common stock. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Basic earnings per share is computed by dividing the net income attributable to the Company’s outstanding shares of Class A and Class B common stock by the weighted-average number of the Company’s shares outstanding during the period. For purposes of computing diluted earnings per share, the weighted-average number of the Company’s shares reflects the dilutive effect that could occur if all potentially dilutive securities were converted into or exchanged or exercised for the Company’s Class A or Class B common stock.
The dilutive effect of stock options and other stock-based payment awards is calculated using the treasury stock method, which assumes the proceeds from the exercise of these instruments are used to purchase shares of Class A common stock at the average market price for the period. The dilutive effect of LLC Interests held by non-controlling interests is evaluated under the if-converted method, where the securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period presented. Performance-based stock awards are considered contingently issuable shares and their dilutive effect is included in the denominator of the diluted earnings per share calculation for the entire period, if those shares would be issuable as of the end of the reporting period, assuming the end of the reporting period was also the end of the contingency period.
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
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments in this ASU result in a comprehensive list of interim disclosures that are required by GAAP and include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that had a material impact on the entity. ASU 2025-11 also clarifies the types of interim reporting and the form and content of interim financial statements prepared in accordance with GAAP. ASU 2025-11 is effective for the Company’s interim reporting periods beginning on January 1, 2028. The guidance may be applied on a prospective or retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its interim consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception to derivative accounting guidance for non-exchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price or market index, (2) variables based on the price or performance (including default) of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity and (4) call and put options on debt instruments. The ASU also clarifies that an entity should apply the guidance from revenue from contracts with customers, including the non-cash consideration guidance therein, to a contract with share-based non-cash consideration from a customer for the transfer of goods or services unless and until the entity’s right to receive or retain the share-based non-cash consideration is unconditional. ASU 2025-07 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2027. The guidance may be applied on a prospective or modified retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient for measuring expected credit losses that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from revenue from contracts with customers. ASU 2025-05 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2026. The guidance is to be applied on a prospective basis and early adoption is permitted. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands income tax disclosure requirements and requires the Company disclose (i) an income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, and was applied retrospectively to all periods presented. The additional required disclosures are included in Note 9 – Income Taxes.
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both December 31, 2025 and 2024, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.

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

The final purchase price allocations for ICD and r8fin were as follows:

	Year Ended December 31, 2024
	ICD Purchase Price Allocation	r8fin Purchase Price Allocation	Total 2024 Business Combinations

	(dollars in thousands)
Cash and cash equivalents	$23,321	$1,397	$24,718
Deposits with clearing organizations	596	—	596
Accounts receivable	10,625	139	10,764
Equipment	360	—	360
Lease right-of-use assets	316	—	316
Software development costs	160,000	28,000	188,000
Goodwill	292,399	42,189	334,588
Intangible assets – Customer relationships	340,000	56,500	396,500
Intangible assets – Tradename	4,000	—	4,000
Deferred tax asset	—	—	—
Other assets	1,445	179	1,624
Accrued compensation	(3,390)	—	(3,390)
Deferred revenue	(311)	(219)	(530)
Accounts payable, accrued expenses and other liabilities	(6,579)	(886)	(7,465)
Lease liabilities	(340)	—	(340)
Deferred tax liabilities	(24,872)	—	(24,872)
Total purchase consideration – Cash paid and stock issued	797,570	127,299	924,869
Less: Cash acquired	(23,321)	(1,397)	(24,718)
Purchase consideration, net of cash acquired	$774,249	$125,902	$900,151
The acquired software development costs will be amortized over a useful life of eight years for ICD and seven years for r8fin. The acquired trade name of ICD will be amortized over a useful life of four years. Customer relationships will be amortized over a useful life of 15 years for ICD and 13 years for r8fin. The goodwill recognized in connection with the ICD and r8fin acquisitions is primarily attributable to the acquisition of an assembled workforce and expected future customers, future technology and synergies from the integration of the operations of the acquisitions into the Company's operations and its single business segment. Approximately $238 million of the goodwill recognized in connection with the ICD Acquisition and all of the goodwill recognized in connection with the r8fin Acquisition is expected to be deductible for income tax purposes.
During the years ended December 31, 2024 and 2023, the Company recognized $16.9 million and $4.6 million, respectively, in transaction costs incurred to effect the ICD, r8fin and Yieldbroker acquisitions, which are included as a component of professional fees in the accompanying consolidated statements of income. During the years ended December 31, 2024 and 2023, the Company recognized $2.2 million and $0.9 million, respectively, in transaction costs incurred to effect the ICD, r8fin and Yieldbroker acquisitions, which are included as a component of general and administrative expenses in the accompanying consolidated statements of income. There were no acquisitions completed during the year ended December 31, 2025.
From the date of the ICD Acquisition through December 31, 2024, ICD revenues of $43.2 million and operating income of $2.1 million, including $18.4 million of depreciation and amortization from acquired assets, were included in the Company’s consolidated statements of income for the year ended December 31, 2024. The r8fin Acquisition was not material to the Company's consolidated financial statements and therefore pro forma and actual results of this acquisition have not been presented.

Supplemental Pro Forma Information (Unaudited)
The financial information in the table below summarizes the combined results of operations of Tradeweb Markets Inc. and ICD, on a pro forma basis, as though the companies had been combined as of January 1, 2023. The unaudited supplemental pro forma information is presented for informational purposes only and is not indicative of the actual results of operations that would have been achieved if the ICD Acquisition had taken place on January 1, 2023 or of future results. Such unaudited pro forma financial information is based on the historical financial statements of Tradeweb Markets Inc. and ICD. The unaudited pro forma financial information is based on estimates and assumptions that have been made solely for the purpose of developing such unaudited pro forma financial information, including, without limitation, purchase accounting adjustments, acquisition related transaction costs, the removal of historical ICD interest expense and intangible asset amortization and the addition of intangible asset amortization and incremental stock-based compensation expense related to this acquisition, together with their consequential tax effects. The pro forma adjustments were based upon information available at the time they were prepared and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited pro forma financial information does not reflect any anticipated synergies or operating cost reductions that may be achieved from integrating ICD into the rest of the Company.
The unaudited supplemental pro forma financial information for periods presented herein are as follows:

	Year Ended
	December 31,
	2024	2023

	(dollars in thousands)
Revenue	$1,780,366	$1,423,362
Operating income	$689,203	$478,629
Net income attributable to Tradeweb Markets Inc.	$508,042	$346,494
5.    Software Development Costs
The components of total software development costs, net of accumulated amortization are as follows:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

	(dollars in thousands)
Software development costs – Refinitiv Transaction	$168,500	$(135,736)	$32,764	$168,500	$(117,014)	$51,486
Software development costs – Other	488,846	(251,315)	237,531	423,524	(178,289)	245,235
Total software development costs	$657,346	$(387,051)	$270,295	$592,024	$(295,303)	$296,721
Capitalized software development costs and amortization expense are as follows:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Software development costs capitalized (1)	$65,305	$50,236	$44,720
Amortization expense related to capitalized software development costs	$91,742	$72,848	$55,810
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

The estimated annual future amortization for software development costs as of December 31, 2025 through December 31, 2030 is as follows:

Amount

(dollars in thousands)
2026	$88,245
2027	$67,835
2028	$34,377
2029	$24,000
2030	$24,000
6.    Goodwill and Intangible Assets
Goodwill
Goodwill includes the following activity during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024

	(dollars in thousands)
Balance at beginning of period	$3,150,112	$2,815,524
Goodwill recognized in connection with acquisitions	—	334,588
Balance at end of period	$3,150,112	$3,150,112
The components of goodwill are as follows:

	December 31,
	2025	2024

	(dollars in thousands)
Goodwill – Refinitiv Transaction	$2,694,797	$2,694,797
Goodwill – Acquisitions and other	455,315	455,315
Total	$3,150,112	$3,150,112
Intangible Assets
Intangible assets with an indefinite useful life consisted of the following:

	December 31,
	2025	2024

	(dollars in thousands)
Licenses – Refinitiv Transaction	$168,800	$168,800
Tradename – Refinitiv Transaction	154,300	154,300
Total	$323,100	$323,100

Intangible assets that are subject to amortization consisted of the following:

	Amortization Period	December 31, 2025			December 31, 2024
		Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount

		(dollars in thousands)
Customer relationships – Refinitiv Transaction	12 years	$928,200	$(560,788)	$367,412	$928,200	$(483,438)	$444,762
Customer relationships – Acquisitions	13-15 years	537,531	(82,816)	454,715	537,531	(44,955)	492,576
Content and data – Refinitiv Transaction	7 years	154,400	(154,400)	—	154,400	(137,857)	16,543
Tradename – Acquisitions	4 years	4,492	(1,704)	2,788	4,492	(581)	3,911
Total		$1,624,623	$(799,708)	$824,915	$1,624,623	$(666,831)	$957,792
Amortization expense for definite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023 was $132.9 million, $124.4 million and $108.3 million, respectively.
The estimated annual future amortization for definite-lived intangible assets as of December 31, 2025 through December 31, 2030 is as follows:

Amount

(dollars in thousands)
2026	$116,334
2027	$116,293
2028	$115,795
2029	$115,211
2030	$95,874
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
The following is a summary of lease right-of-use assets and lease liabilities related to operating leases as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(dollars in thousands)
Operating lease right-of-use assets	$123,065	$33,550
Operating lease liabilities	$139,168	$35,748

Activity related to the Company’s leases for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Operating lease expense included as a component of occupancy expense on the accompanying consolidated statements of income	$17,411	$13,941	$11,768
Cash paid for amounts included in the measurement of operating lease liability	$14,211	$14,145	$12,548
At December 31, 2025 and 2024, the weighted average borrowing rate and weighted average remaining lease term are as follows:

	December 31,
	2025	2024

Weighted average borrowing rate	5.3%	4.9%
Weighted average remaining lease term (years)	12.4	3.5
The following table presents the future minimum lease payments and the maturity of lease liabilities as of December 31, 2025:

Amount
(dollars in thousands)
2026	$18,274
2027	22,349
2028	16,037
2029	14,160
2030	10,087
Thereafter	114,053
Total future lease payments	194,960
Less imputed interest	(55,792)
Lease liability	$139,168
As of both December 31, 2025 and 2024, one U.S. lease was secured by a $0.5 million letter of credit issued under the Company’s 2023 Revolving Credit Facility (as defined in Note 17 – Commitments and Contingencies).
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

Transaction fees and commissions are generated both on a variable and fixed price basis and vary by geographic region, product type and trade size. Fixed monthly transaction fees and commissions, or monthly transaction fees and commission minimums, are earned on a monthly basis in the period the stand-ready trading services are provided and are generally billed monthly. For variable transaction fees and commissions, the Company charges its clients amounts calculated based on the mix of products traded and the volume of transactions executed. Variable transaction fee and commission revenue associated with a particular trade is recognized and recorded on a trade-date basis when the individual trade occurs and is generally billed when the trade settles or is billed monthly. Variable commission revenue based upon a client’s ADB invested in money market funds during a calendar month is recorded monthly and the rates billed may vary by money market fund and by the total level of funds invested. Variable discounts or rebates on transaction fees and commissions are earned and applied monthly or quarterly, are generally resolved within the same reporting period and are recorded as a reduction to revenue in the period the relevant trades occur.
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
The Company also earns revenue for performing services as a Super Validator and Validator on the Canton Network, (collectively, “Validator Revenue”), included as a component of other revenue on the consolidated statements of income. As a Super Validator and Validator, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these services, the Company earns Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that the Company’s nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day), in comparison to other network participants. Since the Canton Network is not an entity, it may not meet the definition of a customer in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”). As a result, the Company has determined that, in the absence of a contract with a customer, it applies ASC 606, ‘by analogy’ to its Validator Revenue, considering the Canton Network’s protocol as a contract-like arrangement. Each block creation or validation round is considered a separate performance obligation and the Validator Revenue is recognized at the point in time when the validation round is complete and the Canton Coins are transferred into the Company’s digital wallet at the end of the round. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile.

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023

	(dollars in thousands)
	Variable	Fixed	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$1,509,405	$191,022	$1,274,636	$148,911	$930,247	$148,097
Subscription fees	1,837	232,180	1,762	204,897	1,855	182,117
LSEG market data fees	—	93,197	—	82,145	—	64,336
Other (1)	13,170	11,618	2,366	11,232	1,112	10,455
Total revenue	$1,524,412	$528,017	$1,278,764	$447,185	$933,214	$405,005
(1)Amounts include Validator Revenue totaling $10.9 million, $0.7 million and none for the years ended December 31, 2025, 2024 and 2023, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance – December 31, 2024	$30,800
New billings	192,781
Revenue recognized	(194,820)
Effect of foreign currency exchange rate changes	269
Deferred revenue balance – December 31, 2025	$29,030
During the year ended December 31, 2025, the Company recognized into revenue $30.8 million in deferred revenue that was deferred as of December 31, 2024. During the year ended December 31, 2024, the Company recognized into revenue $25.7 million in deferred revenue that was deferred as of December 31, 2023.
9.    Income Taxes
The Corporation is subject to U.S. federal, state and local income taxes with respect to its taxable income, including its allocable share of any taxable income of TWM LLC, and is taxed at prevailing corporate tax rates. The Company’s actual effective tax rate is impacted by the Corporation’s ownership share of TWM LLC, which will continue to increase as Continuing LLC Owners that continue to hold LLC Interests redeem or exchange their LLC Interests for shares of Class A common stock or Class B common stock, as applicable, or the Corporation purchases LLC Interests from such Continuing LLC Owners. The Company’s consolidated effective tax rate also varies from period to period depending on changes in the mix of earnings, tax legislation and tax rates in various jurisdictions. The Company’s provision for income taxes includes U.S., federal, state, local and foreign taxes.
The components of income before taxes were attributable to the following regions:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Domestic	$1,137,412	$720,570	$533,677
Foreign	37,562	33,832	14,303
Income before taxes	$1,174,974	$754,402	$547,980

The provision for income taxes consists of the following:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Current:
Federal	$103,039	$95,266	$15,168
State and local	45,679	42,453	20,748
Foreign	12,438	14,406	2,665
Total current tax expense	$161,156	$152,125	$38,581

Deferred:
Federal	$69,265	$20,225	$79,264
State and local	24,902	9,852	9,707
Foreign	(1,849)	2,237	925
Total deferred tax expense	$92,318	$32,314	$89,896

Total federal – Current and deferred tax expense	$172,304	$115,491	$94,432
Total state and local – Current and deferred tax expense	70,581	52,305	30,455
Total foreign – Current and deferred tax expense	10,589	16,643	3,590
Total provision for income taxes	$253,474	$184,439	$128,477
A reconciliation of the U.S. federal statutory tax rate to the effective rate using both dollars and percentages is as follows:

	Year Ended
	December 31,
	2025		2024		2023

	(dollars in thousands)
Statutory U.S. federal tax rate	$246,745	21.0%	$158,424	21.0%	$115,076	21.0%
Effect of cross-border tax laws
Foreign-derived intangible income	(19,137)	(1.6)	(7,300)	(1.0)	(3,175)	(0.6)
Other	—	—	7	—	2,505	0.5
Tax credits
Other	(7,869)	(0.6)	(7,421)	(1.0)	(2,727)	(0.5)
Nontaxable or nondeductible items
Non-controlling Interest	(21,368)	(1.8)	(13,056)	(1.7)	(10,452)	(1.9)
Other	1,355	0.1	(624)	(0.1)	3,526	0.6
Other	(6,648)	(0.6)	(1,436)	(0.2)	(2,525)	(0.4)
State and local income taxes, net of federal income tax effect (1)	45,449	3.9	37,033	4.9	22,821	4.0
Foreign tax effects	2,770	0.2	9,605	1.3	627	0.1
Changes in unrecognized tax benefits	12,177	1.0	9,207	1.2	2,801	0.6
Effective income tax rate	$253,474	21.6%	$184,439	24.4%	$128,477	23.4%
(1)State taxes in New York and California made up the majority (greater than 50%) of the tax effect in this category.

The effective tax rate for the year ended December 31, 2025 was approximately 21.6%, compared with 24.4% for the year ended December 31, 2024 and 23.4% for the year ended December 31, 2023. The effective tax rate for the years ended December 31, 2025, 2024 and 2023 differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes net of the benefit related to the effect of non-controlling interests and foreign-derived intangible income.

The components of the Company’s net deferred tax asset (liability) are as follows:

	December 31,
	2025	2024

	(dollars in thousands)
Deferred tax assets
Investment in partnership	$414,967	$516,665
Net operating losses	930	2,311
Tax Receivable Agreement – Interest	15,167	16,939
Employee compensation	106,907	74,465
Transferable tax credits	—	23,857
Other tax credits	5,868	4,743
Other	614	5,950
Deferred tax assets, gross	544,453	644,930
Valuation allowance	(3,022)	(1,654)
Total deferred tax assets, net of valuation allowance	541,431	643,276

Deferred tax liabilities
Goodwill and intangibles	(22,610)	(26,966)
Total deferred tax liabilities	(22,610)	(26,966)

Total net deferred tax asset (liability)	$518,821	$616,310
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
As of December 31, 2025, the Company had no tax effected U.S. federal net operating loss carryforwards for income tax purposes, state and local net operating loss carryforwards of $0.8 million and foreign net operating loss carryforwards of $0.1 million. If not utilized, the state and local net operating loss carryforwards will begin to expire in 2035. The foreign net operating loss carryforwards can be carried forward indefinitely.
The gross activity during the year in the Company’s unrecognized tax benefits relating to its uncertain tax positions are as follows:

Amount
(dollars in thousands)
Gross unrecognized tax benefits – January 1, 2025	$19,616
Increase in current year tax positions	11,267
Increase in prior year tax positions	657
Decrease in prior year tax positions	(1,598)
Acquired tax positions	—
Settlements	—
Gross unrecognized tax benefits – December 31, 2025	$29,942

The Company recognizes interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. Accrued interest and penalties are included within accounts payable, accrued expenses and other liabilities in the consolidated statements of financial condition. The total amount of interest and penalties payable as of December 31, 2025 was $2.6 million and $0.2 million, respectively.
Cash paid for income taxes, net of refunds consists of the following:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Federal	$1,410	$115,786	$11,441
State and local jurisdictions
New York City	23,749	16,224	12,936
New York State (1)	3,664	—	—
Illinois (1)	3,129	—	—
Other	8,673	9,013	1,795
Total state and local	39,215	25,237	14,731
Foreign
UK (2)	14,784	9,326	—
Other	2,652	1,663	2,469
Total foreign	17,436	10,989	2,469
Total income taxes paid, net of refunds	$58,061	$152,012	$28,641
(1)The amount of income taxes paid during the years ended December 31, 2024 and 2023 did not meet the five percent disaggregation threshold.
(2)The amount of income taxes paid during the year ended December 31, 2023 did not meet the five percent disaggregation threshold.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the consolidated statements of income in the period in which the change occurs. During the years ended December 31, 2025, 2024 and 2023, the Company recognized a tax receivable agreement liability adjustment of $9.8 million of income, $7.7 million of income and $9.5 million of expense, respectively, in the consolidated statements of income. As of December 31, 2025 and 2024, the tax receivable agreement liability on the consolidated statements of financial condition totaled $336.5 million and $372.8 million, respectively.

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

The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2022	110,746,606	96,933,192	3,251,177	23,092,704	234,023,679
Activities related to exchanges of LLC Interests	3,265,908	—	14,748,823	(18,014,731)	—
Issuance of common stock from equity incentive plans	1,564,003	—	—	—	1,564,003
Share repurchases pursuant to share repurchase programs	(485,730)	—	—	—	(485,730)
Balance at December 31, 2023	115,090,787	96,933,192	18,000,000	5,077,973	235,101,952
Activities related to exchanges of LLC Interests	4,435	—	—	(4,435)	—
Issuance of common stock from equity incentive plans	944,938	—	—	—	944,938
Issuance of common stock for business acquisitions (1)(2)	416,306	—	—	—	416,306
Share repurchases pursuant to share repurchase programs	(478,915)	—	—	—	(478,915)
Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	16,670	—	—	(16,670)	—
Issuance of common stock from equity incentive plans	495,847	—	—	—	495,847
Share repurchases pursuant to share repurchase programs	(987,379)	—	—	—	(987,379)
Balance at December 31, 2025	115,502,689	96,933,192	18,000,000	5,056,868	235,492,749
(1)On January 19, 2024, the Corporation issued 374,601 unregistered shares of Class A common stock as partial consideration for the r8fin Acquisition (the “r8fin Acquisition Shares”), in reliance on Section 4(a)(2) of the Securities Act. The r8fin Acquisition Shares are considered issued and outstanding subsequent to their January 19, 2024 issuance, but remained subject to a lock-up that restricted the sale, transfer or disposal of these shares for the two year period following the January 19, 2024 acquisition date of the r8fin Acquisition. See Note 4 – Acquisitions for additional details on this acquisition.
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
Share Repurchase Programs
On December 5, 2022, the Company announced that its board of directors authorized a new share repurchase program (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. The 2022 Share Repurchase Program was authorized to continue to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. The 2022 Share Repurchase Program authorizes the purchase of up to $300.0 million of the Company’s Class A common stock at the Company’s discretion and has no termination date. The 2022 Share Repurchase Program can be effected through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b-18 or Rule 10b5-1), through privately negotiated transactions or through accelerated share repurchases, each in accordance with applicable securities laws and other restrictions. The amounts, timing and manner of the repurchases will be subject to general market conditions, the prevailing price and trading volumes of the Company’s Class A common stock and other factors. The 2022 Share Repurchase Program does not require the Company to acquire a specific number of shares and may be suspended, amended or discontinued at any time. During the years ended December 31, 2025, 2024 and 2023, the Company acquired a total of 987,379, 478,915 and 485,730 shares of Class A common stock, at an average price of $107.29, $125.07 and $72.48, respectively, for purchases totaling $105.9 million, $59.9 million and $35.2 million, respectively, pursuant to the 2022 Share Repurchase Program. In addition, during the years ended December 31, 2025, 2024 and 2023 the Company incurred $0.2 million, none and none, respectively, in excise tax associated with share repurchases during the respective years.
Each share of Class A common stock repurchased pursuant to the 2022 Share Repurchase Program was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation. Subsequent to their repurchase, the shares of Class A common stock and the LLC Interests were all cancelled and retired. As of December 31, 2025, a total of $74.0 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
For shares repurchased pursuant to the 2022 Share Repurchase Program, the excess of the repurchase price paid over the par value of the Class A common stock, including any excise tax payable on such share repurchase, is recorded as a reduction to retained earnings.
Other Share Repurchases
During the years ended December 31, 2025, 2024 and 2023, the Company withheld 360,041, 485,745 and 715,101 shares, respectively, of Class A common stock from employee stock option, PRSU and RSU awards, at an average price per share of $137.13, $98.72 and $72.02, respectively, and an aggregate value of $49.4 million, $48.0 million and $51.5 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred.
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

The following table summarizes the ownership interest in Tradeweb Markets LLC:

	December 31, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	212,394,176	90.2%	212,869,038	90.2%
Number of LLC Interests held by non-controlling interests	23,056,868	9.8%	23,073,538	9.8%
Total LLC Interests outstanding	235,451,044	100.0%	235,942,576	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$812,792	$501,507	$364,866
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	3,821	(849)	77,767
Net transfers (to) from non-controlling interests	3,821	(849)	77,767
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$816,613	$500,658	$442,633
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
PRSU
Performance-based restricted stock units that are promises to issue actual shares of Class A common stock based on the financial performance of the Company are referred to as “PRSUs.” PRSUs generally cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the financial performance of the Company. For PRSU awards granted during 2024 and thereafter, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant. For PRSU awards granted during 2023, the financial performance of the Company was determined based on the financial performance of the Company in the grant year, and any earned awards that remain outstanding are subject to time-based vesting conditions. For all PRSU awards granted, the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. Compensation expense for PRSUs that cliff vest is recognized on a straight-line basis over the vesting period for the entire award.

A summary of the Company’s outstanding PRSUs is presented below:

	PRSUs	Weighted Average Grant-Date Fair Value
PRSUs outstanding at December 31, 2024	1,041,538	$80.03
Granted	147,733	$135.80
Vested	(295,890)	$83.74
Performance adjustment	—	$—
Forfeited	(18,291)	$91.29
PRSUs outstanding at December 31, 2025	875,090	$87.96

The following table summarizes information about PRSU awards:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
PRSU compensation expense	$37,665	$35,707	$26,506
Income tax benefit	$(12,323)	$(9,960)	$(10,767)
The weighted-average grant-date fair value of PRSUs granted during the years ended December 31, 2024 and 2023 was $104.66 and $69.56, respectively.
The total fair value of PRSUs vested during the years ended December 31, 2025, 2024 and 2023 was $38.9 million, $35.4 million and $46.2 million, respectively.
PSU
Performance-based restricted stock units that are promises to issue actual shares of Class A common stock based on market conditions are referred to as “PSUs.” PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier for PSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of the PSUs is recognized as compensation expense on a straight-line basis over the vesting period for the entire award, regardless of the number of shares received by the participant at vesting.
A summary of the Company’s outstanding PSUs is presented below:

	PSUs	Weighted Average Grant-Date Fair Value
PSUs outstanding at December 31, 2024	312,058	$110.69
Granted	65,532	$216.02
Vested	—	$—
Performance adjustment	353,866	$98.33
Forfeited	—	$—
PSUs outstanding at December 31, 2025	731,456	$114.15

The following table summarizes information about PSU awards:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
PSU compensation expense	$15,374	$12,213	$7,043
Income tax benefit	$(3,750)	$(2,999)	$(1,714)
The weighted-average grant-date fair value of PSUs granted during the years ended December 31, 2024 and 2023 was $149.00 and $98.33, respectively.
There were no PSUs vested during the years ended December 31, 2024 and 2023.

The significant assumptions used to estimate the fair value of PSUs using the Monte Carlo simulation model were as follows:

	March 17, 2025 PSU Grant	March 15, 2024 PSU Grant	March 15, 2023 PSU Grant
Maturity (years)	2.8	2.8	2.8
Annualized volatility	25.04%	26.63%	28.81%
Risk-free interest rate	3.95%	4.44%	3.77%
Options
Prior to the IPO, the Company granted the Special Option Award to management and other employees and granted additional options subsequent to the IPO in July 2019 and December 2019, in each case under the Option Plan. Each option award was scheduled to vest one half based solely on the passage of time and one half only if the Company achieved certain performance targets. The options had a four-year graded vesting schedule, with accelerated vesting for the time-based Special Option Award options originally scheduled to vest in years three and four that were accelerated upon completion of the IPO. The option stock-based compensation expense recognition commenced upon the completion of the IPO during the second quarter of 2019 and were fully vested and fully expensed by the first quarter of 2024.
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
A summary of the Company’s outstanding options is presented below:

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Options outstanding at December 31, 2024	343,011	$1.93	$20.59
Granted	—	$—	$—
Exercised	(12,000)	$1.80	$20.59
Forfeited	—	$—	$—
Expired	—	$—	$—
Options outstanding at December 31, 2025	331,011	$1.93	$20.59
All options outstanding as of December 31, 2025 were fully vested and exercisable.

The following table summarizes information about option awards:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Options compensation expense	$—	$133	$1,264
Income tax benefit	$(227)	$(11,984)	$(18,073)
There were no options granted during the years ended December 31, 2024 and 2023.
The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $53.3 million and $77.4 million, respectively.
The total intrinsic value of all options outstanding as of December 31, 2025 was $28.8 million. The weighted average remaining contractual life of all options outstanding as of December 31, 2025 was 2.8 years.
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
A summary of the Company’s outstanding RSUs and RSAs is presented below:

	RSUs and RSAs	Weighted Average Grant-Date Fair Value
RSUs and RSAs outstanding at December 31, 2024 (1)	1,163,899	$90.21
Granted	397,771	$134.36
Vested	(545,909)	$86.36
Forfeited	(10,275)	$109.21
RSUs and RSAs outstanding at December 31, 2025	1,005,486	$109.57
(1)In connection with the closing of the ICD Acquisition, on August 1, 2024, the Corporation issued and sold 41,705 RSAs with a grant date fair value of $111.68 per share. The RSAs issued will cliff vest at the end of a two-year service period. Of the $4.7 million in RSAs issued, $3.3 million was allocated to consideration transferred for the business combination, relating to the pre-combination service period completed before the acquisition date, and $1.3 million will be amortized into stock-based compensation expense over the two-year service period required subsequent to the acquisition date.
The following table summarizes information about RSU and RSA awards:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
RSU and RSA compensation expense	$50,498	$41,596	$30,315
Income tax benefit	$(18,546)	$(12,781)	$(7,952)
The weighted-average grant-date fair value of RSUs and RSAs granted during the years ended December 31, 2024 and 2023 was $106.45 and $69.70, respectively.
The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $76.8 million, $48.2 million and $30.7 million, respectively. There were no RSAs vested during the years ended December 31, 2025, 2024 and 2023.

Compensation Expense
The Company records stock-based compensation expense for employees and directors in the consolidated statements of income, as a component of employee compensation and benefits. A summary of the Company’s total stock-based compensation expense relating to its PRSUs, PSUs, RSUs, RSAs and options, including the accelerated stock-based compensation expense discussed above, is presented below:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Total stock-based compensation expense	$103,537	$89,649	$65,128
The stock-based compensation expense above excludes $2.8 million, $2.3 million and $1.5 million of stock-based compensation expense capitalized to software development costs during the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, total unrecognized compensation expense related to unvested stock-based compensation arrangements and the expected recognition period are as follows:

	PRSUs	PSUs	RSUs and RSAs

	(dollars in thousands)
Total unrecognized compensation cost	$40,595	$14,030	$58,105
Weighted-average recognition period (in years)	1.6	1.7	1.4
14.    Related Party Transactions
From time to time, the Company enters into transactions with its related parties which are considered to be related party transactions. As of December 31, 2025 and 2024, the following balances relating to transactions with such related parties were included in the consolidated statements of financial condition in the following line items:

	December 31,
	2025	2024

	(dollars in thousands)
Accounts receivable	$56	$786
Receivable and due from related parties	8,303	8,094
Other assets (1)	4,472	7
Accounts payable, accrued expenses and other liabilities	—	1,469
Deferred revenue	—	6,459
Payable and due to related parties	7,090	763
(1)As of December 31, 2025, other assets includes a $4.5 million equity method investment representing a 50% equity interest in iAltA Capital Markets, LLC (“iAltA Capital”), in which an entity affiliated with a member of the Company’s board of directors is the other 50% investor (“iAltA Holdings”) and the Company’s director is also the Chief Executive Officer of both iAltA Capital and iAltA Holdings.

The following amounts relating to transactions with such related parties were included in the consolidated statements of income in the following line items:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Revenue:
Subscription fees	$1,380	$1,180	$2,380
LSEG market data fees (1)	93,197	82,145	64,336
Other fees	583	677	601
Expenses: (2)
Employee compensation and benefits	—	—	17
Technology and communications	14,005	6,386	5,747
General and administrative	8	10	7
Professional fees	427	95	30
Occupancy	78	72	67
Non-operating income:
Other income (loss), net (3)	(528)	—	—
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
(3)Represents the Company’s estimated pro rata share of losses from its equity method investment in iAltA Capital during the year.
In addition to the above, the Company also periodically does business with certain entities with which its directors are affiliated. During the years ended December 31, 2025, 2024 and 2023, such transactions have not had, and are not currently expected to have, a material impact on the Company’s consolidated financial statements.

15.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the consolidated statements of financial condition as of December 31, 2025 and 2024 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of December 31, 2025	(dollars in thousands)
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,810,560	$—	$—	$1,810,560
Investment in available for sale debt securities (1)	—	—	24,857	24,857
Digital asset loan receivable (1)	—	24,411	—	24,411
Digital assets – Canton Coins (1)	242,729	—	—	242,729
Total assets measured at fair value	$2,053,289	$24,411	$24,857	$2,102,557

Liabilities
Payable and due to related parties – Foreign exchange derivative contracts	$—	$6,657	$—	$6,657
Total liabilities measured at fair value	$—	$6,657	$—	$6,657

As of December 31, 2024
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,117,133	$—	$—	$1,117,133
Investment in available for sale debt securities (1)	—	—	10,354	10,354
Digital Assets – Canton Coins (1)	—	—	852	852
Receivable and due from related parties – Foreign exchange derivative contracts	—	7,844	—	7,844
Total assets measured at fair value	$1,117,133	$7,844	$11,206	$1,136,183
(1)Included as a component of digital assets and other investments at fair value on the consolidated statements of financial condition.
Cash Equivalents
The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments in Available-for-Sale Debt Securities
In April 2024, the Company made a strategic investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The investment was made as part of the Company’s broader initiative to support the digitization of capital markets through the adoption of blockchain technology. The convertible note accrues interest at a rate of 5% per annum, compounded annually, and matures on the earliest to occur of January 19, 2027, an event of default or a change in control as each term is defined in the convertible note. The note and accrued interest will convert to equity securities of the issuer on January 19, 2027, if not previously repaid or converted upon certain defined financing events. In the fourth quarter of 2025, the issuer announced that it entered into a definitive business combination agreement through which the issuer will become a publicly-listed company (the “Merger Transaction”), subject to issuer shareholder approval, customary closing conditions and regulatory approvals, at a $1.25 billion pre-money equity value, subject to customary valuation adjustments. If completed, the Merger Transaction would trigger the conversion of the convertible note and accrued interest.

The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within digital assets and other investments at fair value on the accompanying consolidated statements of financial condition at a fair value of $24.9 million and $10.4 million as of December 31, 2025 and 2024, respectively. The convertible note, including accrued interest, had an amortized cost basis of $10.9 million and $10.4 million as of December 31, 2025 and 2024, respectively. There were no credit losses recorded on the convertible note during the year ended December 31, 2025. During the year ended December 31, 2025, there were $14.0 million of unrealized gains, recorded as a component of other comprehensive income related to an increase in fair value of the convertible note during the period. There were no fair value adjustments or credit losses recorded on the convertible note during the year ended December 31, 2024. The convertible note is classified within Level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary method used to estimate the fair value of the convertible note was a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 12% and management’s assessment of the probability of the issuer obtaining shareholder approval for the Merger Transaction and the corresponding expected realization of value to the Company if the Merger Transaction closes at the expected valuation. Any increase in the discount rate used, any decrease in the probability of shareholder approval, the closing of the merger at a lower valuation and/or any increase in the estimated time to close would result in a lower fair value measurement. Similarly, any decrease in the discount rate used, any increase in the probability of shareholder approval, the closing of the Merger Transaction at a higher valuation and/or any decrease in the estimated time to close would result in a higher fair value measurement.
Canton Coins and Digital Asset Loan Receivable
The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. Beginning in the third quarter of 2024, the Company began earning and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the years ended December 31, 2025 and 2024, the Company recognized $10.9 million and $0.7 million, respectively, in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator on the Canton Network.
The following table presents the Company’s Canton Coin holdings as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton coins	1.6 billion	$11,461	$242,729	1.2 billion	$666	$852
During the year ended December 31, 2024, the Company’s Canton Coin holdings were classified within Level 3 of the fair value hierarchy because the valuation required assumptions that were both significant and unobservable. The Company utilized the assistance of a third-party valuation specialist to determine the fair value of its Canton Coins as of December 31, 2024. Because of the lack of a public market during 2024, the fair value of the Canton Coins was determined using a combination of a development cost approach and a market approach and then applying a discount for lack of marketability determined using a Black-Scholes option-pricing model. In November 2025, the Canton Coin began spot trading across several global digital asset exchanges and therefore its valuation was transferred from Level 3 to Level 1 of the fair value hierarchy as a result of the increase in observable pricing available from active markets during the year ended December 31, 2025. As of December 31, 2025, the Company’s Canton Coin holdings were measured at fair value using quoted prices from the Company’s principal market for the sale of Canton Coins at the time of measurement.
During the year ended December 31, 2025, the Company sold a portion of its Canton Coin holdings for cash proceeds totaling $15.0 million and recognized a realized gain on the sale totaling $14.9 million, included as a component of other income (loss), net on the accompanying consolidated statements of income.

In November 2025, the Company exchanged approximately 161 million Canton Coins for approximately 8 million pre-funded warrants (“PFWs”), which upon exercise, entitle the Company the right to receive an equivalent number of shares of common stock of Tharimmune, Inc. (“THAR”). The exercisability of the PFWs is contingent on the approval of THAR’s shareholders and if shareholder approval is not obtained by May 13, 2026, the PFWs will be terminated and the Company will be entitled to the receipt of the 161 million Canton Coins originally pre-funded. On the date of the exchange, both the 161 million Canton Coins and the 8 million PFWs were valued at approximately $25.0 million. The PFWs are not able to be sold or transferred by the Company and the ultimate sale of any shares of common stock acquired through any exercise of the PFWs are also subject to lock-up restrictions through May 5, 2026.
Until the approval of THAR’s shareholders is obtained, the PFWs will be accounted for as a digital asset loan receivable. On the November 2025 date of exchange, the Company derecognized the 161 million Canton Coins, recognized a $24.9 million realized gain on the transfer of the Canton Coins and recorded a $25.0 million digital asset loan receivable, included as a component of digital assets and other investments at fair value on the consolidated statements of financial condition. The digital asset loan receivable is remeasured to the fair market value of the Canton Coins at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the consolidated statements of income. During the year ended December 31, 2025, the Company recognized an unrealized loss totaling $0.4 million and credit loss expense totaling $0.2 million on its digital asset loan receivable.
The digital asset loan receivable is classified within Level 2 of the fair value hierarchy. Its fair value is determined based on the fair value of the Canton Coin and as adjusted for an allowance for credit loss. As of December 31, 2025, the fair value of the Canton Coin is an observable valuation input.
THAR’s shareholders approved the PFWs in January 2026.
There were no material realized gains or realized losses recorded on the disposition of digital assets during the year ended December 31, 2024.
The following table presents a summary of the changes in the Company’s Canton Coin holdings during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

	(dollars in thousands)
Beginning balance	$852	$—
Additions – Validator Revenue	10,947	666
Dispositions	(15,000)	—
Origination of digital asset loan receivable	(24,999)	—
Total realized and unrealized gains included in other income (loss), net (1)	270,929	186
Ending balance	$242,729	852
(1)Includes realized gains totaling $39.8 million during the year ended December 31, 2025 and unrealized gains totaling $231.1 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively.

Level 3 Roll forward
The following table presents a summary of the changes in fair value for Level 3 assets during the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

	(dollars in thousands)
Investments in Available for Sale Debt Securities
Beginning balance	$10,354	$—
Additions	518	10,354
Dispositions	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	13,985	—
Ending balance	$24,857	$10,354

Digital Assets – Canton Coins
Beginning balance	$852	$—
Transfer out of Level 3 (1)	(852)	—
Additions	—	666
Dispositions	—	—
Total realized and unrealized gains included in other income (loss), net	—	186
Ending balance	$—	$852
(1)Transfers between levels of the fair value hierarchy occur when there are changes in the observability of significant valuation inputs and/or the significance of valuation inputs and are reported at the beginning of the reporting period in which they occur.
During the year ended December 31, 2025, the Company recognized unrealized gains totaling $14.0 million relating to Level 3 assets held at December 31, 2025, included as a component of other comprehensive income on the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2024, there were no unrealized gains or losses included as a component of other comprehensive income.
During the year ended December 31, 2024, the Company recognized unrealized gains totaling $0.2 million relating to Canton Coins classified as Level 3 assets and held at December 31, 2024, included as a component of other income (loss), net on the accompanying consolidated statements of income.
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of December 31, 2025 and 2024, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	December 31,
	2025	2024

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$339,794	$238,182
The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes and changes in the fair value of these contracts during the period are recognized in the consolidated statements of income. The total realized and unrealized gains (losses) on foreign exchange derivative contracts recorded within the consolidated statements of income are as follows:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$(21,015)	$14,966	$792
Foreign currency call option contract not designated in accounting hedge relationship – Other income/(loss) (1)	$—	$—	$(1,289)
(1)On June 1, 2023, the Company entered into a foreign currency call option on Australian dollars, giving the Company an option to buy A$120.7 million, in order to partially mitigate the Company’s U.S. dollar versus Australian dollar foreign exchange exposure on the then-anticipated payment of the Australian dollar denominated purchase price for the Yieldbroker Acquisition. The counterparty on the foreign currency call option contract was an affiliate of LSEG. On August 25, 2023, the Company unwound the out-of-the-money foreign currency call option and received $1.1 million from an affiliate of LSEG.

Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the consolidated statements of financial condition as of December 31, 2025 and 2024 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

As of December 31, 2025	(dollars in thousands)
Assets
Cash and restricted cash	$275,179	$275,179	$—	$—	$275,179
Receivable from brokers and dealers and clearing organizations	8,630	—	8,630	—	8,630
Deposits with clearing organizations	58,282	58,282	—	—	58,282
Accounts receivable	257,845	—	257,845	—	257,845
Other assets – Memberships in clearing organizations	3,127	—	—	3,127	3,127
Total	$603,063	$333,461	$266,475	$3,127	$603,063

Liabilities
Payable to brokers and dealers and clearing organizations	$3,363	$—	$3,363	$—	$3,363
Total	$3,363	$—	$3,363	$—	$3,363

As of December 31, 2024
Assets
Cash and restricted cash	$224,169	$224,169	$—	$—	$224,169
Receivable from brokers and dealers and clearing organizations	67,805	—	67,805	—	67,805
Deposits with clearing organizations	54,702	54,702	—	—	54,702
Accounts receivable	222,268	—	222,268	—	222,268
Other assets – Memberships in clearing organizations	2,918	—	—	2,918	2,918
Total	$571,862	$278,871	$290,073	$2,918	$571,862

Liabilities
Payable to brokers and dealers and clearing organizations	$67,816	$—	$67,816	$—	$67,816
Total	$67,816	$—	$67,816	$—	$67,816
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

Included in other assets on the consolidated statements of financial condition is an equity method investment of $4.5 million and none as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company also had $5.0 million in unfunded capital commitments related to its equity method investment. During the years ended December 31, 2025, 2024 and 2023, the Company recognized an equity pickup loss of $0.5 million, none and none, respectively, included in other income (loss) in the consolidated statements of income, relating to its pro rata share of the investment’s operating performance during the year.
Included in other assets on the consolidated statements of financial condition are minority equity investments in various companies without readily determinable fair values of $44.8 million and $17.8 million as of December 31, 2025 and 2024, respectively. The Company’s equity investments are subject to general contractual sale restrictions that prohibit the transfer or sale of the investment without prior consent of the investee and/or other investors.
During the year ended December 31, 2025, and as of November 14, 2025, the Company recorded an unrealized gain totaling $4.3 million on a minority equity investment based on a Level 1 observable price change of a similar investment of the same issuer that occurred on that date. The unrealized gain is included in other income (loss) in the consolidated statements of income.
During the year ended December 31, 2025, the Company recorded impairments totaling $10.8 million on its minority equity investments, as the investments’ carrying amounts exceeded their fair value. The investment impairments are included in other income (loss) in the consolidated statements of income. Of these, impairments of $4.9 million and $5.4 million were recorded based on the respective investment’s fair value as of November 10, 2025 and June 30, 2025, respectively, determined using a discounted cash flow model, utilizing primarily Level 3 inputs. Significant unobservable inputs for these investments included discount rates ranging from 13.5% to 25.0% (weighted average: 17.8%) and perpetual growth rates ranging from 2.0% to 3.0% (weighted average: 2.4%), weighted based on the relative fair value of the investment. In September 2025, the Company also determined one of its investments was not likely recoverable and the investment balance was reduced to zero, resulting in the additional $0.5 million impairment recorded during the year ended December 31, 2025.
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

The Company self-clears wholesale U.S. Treasury trades executed on its platform by non-FICC members. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of December 31, 2025, the Company recorded an $8.6 million receivable and a $3.4 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $5.3 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of December 31, 2025 were fully settled during January 2026. As of December 31, 2024, the Company recorded a $67.8 million receivable and payable from/to brokers and dealers and clearing organizations related to failed settlement transactions. All of the failed settlement transactions outstanding as of December 31, 2024 were fully settled during January 2025.
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. Under the arrangement between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days notice, that the Company provide cash deposits until the errors are resolved.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities. As of and during the year ended December 31, 2025, the Company maintained an allowance and recorded credit loss expense with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. There was no allowance for credit losses and no credit loss expense recorded on available-for-sale debt securities as of or for the years ended December 31, 2025 and 2024.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on careful analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of December 31, 2025 and 2024, the Company maintained an allowance for credit losses with regard to its receivables of $0.6 million and $0.4 million, respectively. For each of the years ended December 31, 2025, 2024 and 2023, credit loss expense relating to receivables was $0.2 million.
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
Although the Company was dismissed from a lawsuit relating to interest rate swaps in 2017, the claims brought by certain swap execution facilities against the remaining defendant financial institutions continues and could still be appealed as to the Company.
The Company records its best estimate of a loss, including estimated defense costs, when the loss is considered probable and the amount of such loss can be reasonably estimated. Based on its experience, the Company believes that the amount of damages claimed in a legal proceeding is not a meaningful indicator of the potential liability. At this time, the Company cannot reasonably predict the timing or outcomes of, or estimate the amount of loss, or range of loss, if any, related to its pending legal proceedings and therefore does not have any contingency reserves established for any of these matters.
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
As of both December 31, 2025 and 2024, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.

18.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$812,792	$501,507	$364,866
Less: Distributed and undistributed earnings allocated to participating securities (1)	(636)	(389)	(467)
Net income attributable to outstanding shares of Class A and Class B common stock – Basic and Diluted	812,156	501,118	364,399

Denominator:
Weighted average shares of Class A and Class B common stock outstanding – Basic	213,213,371	213,030,056	210,796,802
Dilutive effect of PRSUs	460,612	589,171	458,343
Dilutive effect of options	284,464	428,926	1,150,159
Dilutive effect of RSUs and RSAs	407,012	415,957	257,076
Dilutive effect of PSUs	532,781	460,653	6,428
Weighted average shares of Class A and Class B common stock outstanding – Diluted	214,898,240	214,924,763	212,668,808

Earnings per share – Basic	$3.81	$2.35	$1.73
Earnings per share – Diluted	$3.78	$2.33	$1.71
(1)During the years ended December 31, 2025, 2024 and 2023, there was a total of 167,018, 165,565 and 270,249, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Year Ended
	December 31,
	2025	2024	2023

Anti-dilutive Shares:
PRSUs	—	—	—
Options	—	—	—
RSUs and RSAs	4,361	—	—
PSUs	—	—	—
LLC Interests	23,063,110	23,076,373	23,902,379
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

19.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company’s foreign subsidiaries are subject to financial resource requirements from their local regulators. At December 31, 2025 and 2024, the regulatory capital requirements and regulatory capital for these entities are as follows:

	December 31, 2025			December 31, 2024
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$65,479	$5,296	$60,183	$63,532	$3,646	$59,886
DW	260,326	3,131	257,195	204,134	4,359	199,775
TWD	54,479	1,458	53,021	52,808	1,208	51,600
TEL	94,572	33,184	61,388	56,152	32,499	23,653
TWJ	10,619	2,705	7,914	3,589	2,841	748
TWEU	8,253	7,483	770	8,073	6,838	1,235
TESL	6,889	1,177	5,712	5,755	942	4,813
TESBV	8,527	4,028	4,499	1,591	1,377	214
YB	9,932	—	9,932	11,677	—	11,677
TDIFC	283	30	253	250	30	220
ICDLC	10,349	766	9,583	20,845	594	20,251
ICDLT	7,992	4,126	3,866	6,504	2,997	3,507
ICDEU	—	—	—	523	150	373
TWSA	735	63	672	—	—	—
TAPL	148	39	109	—	—	—
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at December 31, 2025 and 2024 are as follows:

	December 31, 2025			December 31, 2024
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$68,063	$18,000	$50,063	$50,974	$16,500	$34,474
DW SEF	15,027	8,511	6,516	14,083	9,062	5,021

	December 31, 2025			December 31, 2024
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$34,190	$4,500	$29,690	$28,163	$4,125	$24,038
DW SEF	10,664	2,128	8,536	9,956	2,266	7,690
20.    Business Segment and Geographic Information
Operating segments are defined as components of an entity for which separate discrete financial information is available and is regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company operates electronic marketplaces for the trading of products across the rates, credit, equities and money markets asset classes and provides related pre-trade and post-trade services. The access to the Company’s electronic marketplaces includes market data, continuous pricing data refreshes and the processing and reporting of trades thereon, which are highly interrelated services. Through its electronic marketplaces, the Company facilitates trading by clients across the institutional, wholesale, retail and corporates client sectors and builds comprehensive market data sets that it is able to separately sell to clients, primarily LSEG, as incremental market data revenue. The Company’s client sectors continue to become more interwoven and the Company benefits from these cross-marketplace network effects. For example, many of the Company’s asset manager, hedge fund, insurance, central bank/sovereign entity and regional dealer clients actively trade multiple products on its platform. In addition, many of the global commercial banks and dealers providing liquidity for institutional trades are also active traders on the Company’s wholesale offering and provide odd-lot inventory for the Company’s retail client sector. Because of the highly integrated nature of these marketplaces and services and the global financial markets in which the Company competes, the CODM reviews financial information on a global consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined it operates as one operating segment and one reportable segment.
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
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Revenues
Institutional	$1,275,547	$1,035,775	$797,038
Wholesale	400,753	385,673	312,586
Retail	146,510	143,247	134,521
Corporates	95,895	43,234	—
Market Data	133,724	118,020	94,074
Total revenue	2,052,429	1,725,949	1,338,219
Less:
Employee compensation and benefits	670,831	592,690	460,305
Technology and communications	128,327	98,568	77,506
General and administrative	88,402	56,317	51,495
Professional fees	53,391	60,132	42,364
Occupancy	25,951	20,215	15,930
Other segment items (1)	164,027	328,064	271,116
Net income	$921,500	$569,963	$419,503
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
The following table provides revenue by geographic area:

	Year Ended
	December 31,
	2025	2024	2023

	(dollars in thousands)
Revenues
U.S.	$1,194,062	$1,060,697	$850,338
International	858,367	665,252	487,881
Total revenue	$2,052,429	$1,725,949	$1,338,219
The following table provides information on the attribution of long-lived assets by geographic area:

	December 31,
	2025	2024	2023

	(dollars in thousands)
Long-lived assets
U.S.	$4,737,934	$4,777,770	$3,990,070
International	31,746	29,478	20,348
Total	$4,769,680	$4,807,248	$4,010,418
21.    Subsequent Events
On February 5, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the first quarter of 2026. This dividend will be payable on March 16, 2026 to stockholders of record as of March 2, 2026.
On February 5, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $78.1 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of March 2, 2026, payable on March 12, 2026.
On February 5, 2026, the board of directors of Tradeweb Markets Inc. approved a share repurchase program with an indefinite term under which the Company may purchase up to $500 million of its Class A common stock (the “2026 Share Repurchase Program”) once the 2022 Share Repurchase Program has been exhausted. As of February 5, 2026, $23.2 million remained available for repurchase pursuant to the 2022 Share Repurchase Program. Pursuant to the 2026 Share Repurchase Program, the Company may repurchase its Class A common stock from time to time, in amounts, at prices and at such times as it deems appropriate, subject to market conditions and other considerations. The Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs (including through the use of derivatives), pursuant to Rule 10b5-1 plans or through enhanced open-market repurchases (eOMR). The 2026 Share Repurchase Program will be conducted in compliance with applicable legal requirements and shall be subject to market conditions and other factors. The manner, timing and amount of any purchase will be based on an evaluation of market conditions, stock price and other factors. The 2026 Share Repurchase Program has no termination date, may be suspended, amended or discontinued at any time and does not obligate the Company to acquire any amount of Class A common stock.

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
Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management, including our CEO and CFO, based on its assessment and those criteria, has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
(a) Approval or Modification of Material Compensatory Agreements
On February 5, 2026, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved or modified certain material compensatory arrangements with the principal executive officer, the principal financial officer and the named executive officers, as detailed below.
The Compensation Committee approved the Amended and Restated Executive Severance Policy, effective as of February 5, 2026 (the “A&R Executive Severance Policy”). The A&R Executive Severance Policy amends and restates the prior Executive Severance Policy in its entirety. Pursuant to the A&R Executive Severance Policy, Eligible Employees (defined as the Chief Executive Officer, any member of the Executive Committee of the Company and any other employee whose employment agreement indicates that the A&R Executive Severance Policy applies) are eligible to receive a Severance Amount (as defined below) upon a Qualifying Termination (defined as a termination by the Company for any reason other than cause, death or disability, or a resignation by the Eligible Employee for good reason). The “Severance Amount” is an amount equal to (i) accrued compensation, plus (ii) one times the Eligible Employee’s base salary, payable in equal installments on the Company’s payroll dates during the one year period following the Termination Date, plus (iii) one and a half times the sum of (A) the Eligible Employee’s base salary and (B) the average actual bonus paid to the Eligible Employee in the three fiscal years preceding the date of termination, paid no later than sixty days following the execution of a release agreement. An Eligible Employee is also entitled to receive reimbursements for the excess costs of COBRA continuation for one year following the termination date. Mr. Hult continues to be entitled to severance pursuant to the terms of his employment agreement and not the A&R Executive Severance Policy. This description is meant to be a summary and not a full description of all of the terms of the A&R Severance Policy, which are incorporated herein by reference. A copy of the A&R Severance Policy is attached as Exhibit 10.42 to this Annual Report on Form 10-K.
In addition, the Compensation Committee approved amendments (the “Executive Equity Agreement Amendments”) to existing outstanding RSU (other than the Chief Executive Officer), PSU and PRSU grant agreements for members of the Executive Committee of the Company (the “Executive Equity Agreements”). Pursuant to the Executive Equity Agreement Amendments, upon a qualifying retirement (with a minimum of six months advance notice), a termination without cause, a termination on account of death or disability (each, a “Qualifying Termination”) or a resignation with good reason, in each instance, by a member of the Executive Committee of the Company, all outstanding and unvested PRSUs and PSUs, as applicable, will fully vest. RSUs, which terms already provide for full vesting upon a Qualifying Termination, will also fully vest on a resignation for good reason. Mr. Hult’s outstanding RSUs already provide for full vesting on such events. The PRSUs, PSUs and RSUs will continue to settle upon the original settlement dates. All other terms applicable to the RSUs, PRSUs and PSUs, as disclosed in the Company’s Proxy Statement on Schedule 14A, filed on March 27, 2025, are unchanged. All equity grants to be made to the Executive Committee members in 2026 and thereafter will be made pursuant to similar terms. This description is meant to be a summary and not a full description of all of the terms of the Executive Equity Agreements, which are incorporated herein by reference. Copies of the Executive Equity Agreements and Executive Equity Agreement Amendments are attached as Exhibits 10.34 - 10.41 to this Annual Report on Form 10-K.
(b) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended December 31, 2025.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Steven Berns Director	Adoption	November 3, 2025	Sale of up to 425 shares of Class A common stock to be issued upon the vesting on May 20, 2026 of previously awarded restricted stock units.	November 25, 2026

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Amy Clack Chief Administrative Officer and Chief Risk Officer	Adoption	November 3, 2025
Sale of an amount equal to up to: (A) 3,356 shares of Class A common stock, plus (B) (i) 5,349 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 5,349 shares subject to the restricted stock units that accrued during the award’s vesting period of September 1, 2024 - January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C) (i) 2,209 shares of Class A common stock to be issued upon vesting on March 17, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 17, 2026 in settlement of dividend equivalent rights in respect of the 2,209 shares subject to the restricted stock units that accrued during the award’s vesting period of March 17, 2025 - March 17, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
September 30, 2026
Troy Dixon Managing Director, Co-Head of Global Markets	Adoption	December 15, 2025
Sale of amount equal to up to: (i) 5,254 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 5,254 shares subject to the restricted stock units that accrued during the award’s vesting period of February 3, 2025 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
December 14, 2026

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Douglas Friedman Chief Legal Officer	Adoption	November 3, 2025
Sale of an amount equal to up to: (A)(i) 13,682 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 13,682 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of January 1, 2023 -January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B)(i) 45,465 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 45,465 shares subject to the performance-based stock units that accrued during the award’s vesting period of January 1, 2023 -January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C)(i) 2,516 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 2,516 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2023 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (D)(i) 1,991 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 1,991 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2024 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (E)(i) 1,210 shares of Class A common stock to be issued upon vesting on March 17, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 17, 2026 in settlement of dividend equivalent rights in respect of the 1,210 shares subject to the restricted stock units that accrued during the award’s vesting period of March 17, 2025 - March 17, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
September 30, 2026

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Sara Furber Chief Financial Officer	Adoption	November 3, 2025
Sale of an amount equal to up to: (A)(i) 33,881 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 33,881 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of January 1, 2023 -January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B)(i) 90,932 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 90,932 shares subject to the performance-based stock units that accrued during the award’s vesting period of January 1, 2023 - January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C)(i) 6,229 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 6,229 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2023 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (D)(i) 3,715 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 3,715 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2024 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (E)(i) 3,287 shares of Class A common stock to be issued upon vesting on March 17, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 17, 2026 in settlement of dividend equivalent rights in respect of the 3,287 shares subject to the restricted stock units that accrued during the award’s vesting period of March 17, 2025 - March 17, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
September 30, 2026

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
William Hult Chief Executive Officer	Adoption	November 3, 2025
Sale of an amount equal to up to: (A) 144,900 shares of Class A common stock to be issued upon the exercise of options in accordance with the terms of the Rule 10b5-1 trading arrangement, (B)(i) 104,922 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 104,922 shares subject to the performance-based stock units that accrued during the award’s vesting period of January 1, 2023 - January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C)(i) 78,191 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 78,191 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of January 1, 2023 -January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
February 2, 2027

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Justin Peterson Chief Technology Officer	Adoption	November 3, 2025
Sale of an amount equal to up to: (A)(i) 24,890 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 24,890 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of January 1, 2023 -January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (B)(i) 90,932 shares of Class A common stock to be issued upon vesting on January 1, 2026 of previously awarded performance-based stock units, plus (ii) the number of shares issued upon vesting on January 1, 2026 in settlement of dividend equivalent rights in respect of the 90,932 shares subject to the performance-based stock units that accrued during the award’s vesting period of January 1, 2023 - January 1, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (C)(i) 4,576 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 4,576 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2023 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (D)(i) 2,547 shares of Class A common stock to be issued upon vesting on March 15, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2026 in settlement of dividend equivalent rights in respect of the 2,547 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2024 - March 15, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date, plus (E)(i) 2,243 shares of Class A common stock to be issued upon vesting on March 17, 2026 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 17, 2026 in settlement of dividend equivalent rights in respect of the 2,243 shares subject to the restricted stock units that accrued during the award’s vesting period of March 17, 2025 - March 17, 2026, pursuant to the terms of the award agreement and determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
November 1, 2026
(1)    The Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.
During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item, including the information required by Item 408(b) of Regulation S-K related to our insider trading policies and procedures, will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025.

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

10.7(1)*	Notice for Master Data License Agreement, dated as of October 29, 2025 between Tradeweb Markets LLC, Refinitiv US LLC and Refinitiv US Organization LLC.

Exhibit Number	Description of Exhibit
10.7(2)*	Schedule of Agreed Amendments to Master Data License Agreement, effective as of November 1, 2025, between Tradeweb Markets LLC, Refinitiv US LLC and Refinitiv US Organization LLC.
10.7(3)*+	Amended and Restated Data Schedules to Master Data License Agreement, effective as of November 1, 2025, between Tradeweb Markets LLC, Refinitiv US LLC and Refinitiv US Organization LLC.
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
10.12†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

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

10.15†
Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement (Form of RSU Agreement for Mr. Hult) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2020 (File No. 001-38860)).

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

10.32†
Form of Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2025 Director RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2025 (File No. 001-38860)).

10.33*†+	Employment Offer Letter by and between Troy Dixon and Tradeweb Markets LLC.
10.34*†+	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 PRSU Award Agreement (Form of PRSU Agreement for Mr. Hult).
10.35*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 PSU Award Agreement (Form of PSU Agreement for Mr. Hult).
10.36*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 RSU Award Agreement (Form of RSU Agreement for Mr. Hult).
10.37*†+	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 PRSU Award Agreement (Form of PRSU Agreement for other Executive Officers).
10.38*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 PSU Award Agreement (Form of PSU Agreement for other Executive Officers).
10.39*†	Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan 2026 RSU Award Agreement (Form of RSU Agreement for other Executive Officers).
10.40*†	Tradeweb Markets Inc. Amendment to Prior Awards (Form of Amendment for Mr. Hult).
10.41*†	Tradeweb Markets Inc. Amendment to Prior Awards (Form of Amendment for other Executive Officers).
10.42*†	Tradeweb Markets Inc. Amended and Restated Executive Severance Policy, effective as of February 5, 2026.
10.43†
Employment Offer Letter by and between Amy Clack and Tradeweb Markets LLC, dated as of May 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2025 (File No. 001-38860)).

19.1*	Tradeweb Markets Inc. Securities Trading Policy, effective as of December 9, 2025.
21.1*	List of Subsidiaries of Tradeweb Markets Inc.
23.1*	Consent of Deloitte & Touche LLP.
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

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

TRADEWEB MARKETS INC.

February 5, 2026	/s/ William Hult
	By:	William Hult
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Hult	Chief Executive Officer (Principal Executive Officer) and Director	February 5, 2026
William Hult
/s/ Sara Furber	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2026
Sara Furber
/s/ Jacques Aigrain	Director	February 5, 2026
Jacques Aigrain
/s/ Balbir Bakhshi	Director	February 5, 2026
Balbir Bakhshi
/s/ Steven Berns	Director	February 5, 2026
Steven Berns
/s/ Scott C. Ganeles	Director	February 5, 2026
Scott C. Ganeles
/s/ Catherine Johnson	Director	February 5, 2026
Catherine Johnson
/s/ Paula B. Madoff	Director	February 5, 2026
Paula B. Madoff
/s/ Daniel Maguire	Director	February 5, 2026
Daniel Maguire
/s/ Lisa Opoku	Director	February 5, 2026
Lisa Opoku
/s/ Richard Repetto	Director	February 5, 2026
Richard Repetto
/s/ Rana Yared	Director	February 5, 2026
Rana Yared