Form 10-Q
period 2026-03-31
Tradeweb Markets Inc.
filed 2026-04-29
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38860
TRADEWEB MARKETS INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	83-2456358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue New York, New York	10167
(Address of principal executive offices)	(Zip Code)
(646) 430-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001	TW	Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of April 22, 2026
Class A Common Stock, par value $0.00001 per share	116,035,961
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,056,868

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•LSEG’s control of us and our status as a controlled company; and
•other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), filed with the SEC and in other filings we may make from time to time with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$1,937,301	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	131,252	8,630
Deposits with clearing organizations	57,346	58,282
Accounts receivable, net of allowance for credit losses of $366 and $587 at March 31, 2026 and December 31, 2025, respectively	351,009	257,845
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	79,409	78,193
Lease right-of-use assets	124,426	123,065
Software development costs, net of accumulated amortization	264,114	270,295
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,118,932	1,148,015
Receivable and due from related parties	3,228	8,303
Deferred tax asset	582,980	568,832
Digital assets and other investments at fair value	296,159	291,997
Other assets	198,481	140,249
Total assets	$8,295,749	$8,189,557

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$130,651	$3,363
Accrued compensation	110,899	251,169
Deferred revenue	54,242	29,030
Accounts payable, accrued expenses and other liabilities	151,629	183,970
Lease liabilities	142,826	139,168
Payable and due to related parties	9,106	7,090
Deferred tax liability	50,958	50,011
Tax receivable agreement liability	335,800	336,519
Total liabilities	986,111	1,000,320

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 116,035,961 and 115,502,689 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,056,868 and 5,056,868 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,886,485	4,895,810
Accumulated other comprehensive income (loss)	7,933	10,899
Retained earnings	1,725,834	1,601,044
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,620,254	6,507,755
Non-controlling interests	689,384	681,482
Total equity	7,309,638	7,189,237
Total liabilities and equity	$8,295,749	$8,189,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Transaction fees and commissions	$523,833	$421,344
Subscription fees	60,273	55,777
LSEG market data fees	26,742	28,925
Other	6,916	3,631
Total revenue	617,764	509,677

Expenses
Employee compensation and benefits	197,793	176,877
Depreciation and amortization	60,709	62,699
Technology and communications	39,549	28,728
General and administrative	11,944	19,740
Professional fees	12,324	12,458
Occupancy	8,192	5,074
Total expenses	330,511	305,576
Operating income	287,253	204,101
Interest income	17,451	13,849
Interest expense	(624)	(587)
Other income (loss), net	(1,156)	4,221
Income before taxes	302,924	221,584
Provision for income taxes	(69,757)	(53,279)
Net income	233,167	168,305
Less: Net income attributable to non-controlling interests	27,883	19,923
Net income attributable to Tradeweb Markets Inc.	$205,284	$148,382

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.96	$0.70
Diluted	$0.96	$0.69
Weighted average shares outstanding:
Basic	212,685,136	213,087,496
Diluted	213,324,648	214,895,418
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$233,167	$168,305
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three months ended March 31, 2026 and 2025	(4,090)	5,964
Unrealized gain on available-for-sale debt security, net of tax expense of $264 and $58 for the three months ended March 31, 2026 and 2025	826	3,092
Other comprehensive income (loss), net of tax	(3,264)	9,056

Comprehensive income	229,903	177,361
Less: Net income attributable to non-controlling interests	27,883	19,923
Less: Other comprehensive income (loss) attributable to non-controlling interests	(295)	885
Comprehensive income attributable to Tradeweb Markets Inc.	$202,315	$156,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$1	$—	$—	$4,895,810	$10,899	$1,601,044	$681,482	$7,189,237
Issuance of common stock from equity incentive plans	—	—	—	—	2,983	—	—	—	2,983
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(50,724)	—	(50,724)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	34,905	—	—	—	34,905
Adjustments to non-controlling interests	—	—	—	—	12,037	3	—	(12,040)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,646)	(7,646)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,770)	—	(29,770)
Stock-based compensation expense	—	—	—	—	25,728	—	—	—	25,728
Payroll taxes paid for stock-based compensation	—	—	—	—	(84,978)	—	—	—	(84,978)
Net income	—	—	—	—	—	—	205,284	27,883	233,167
Other comprehensive income (loss)	—	—	—	—	—	(2,969)	—	(295)	(3,264)
Balance at March 31, 2026	$1	$1	$—	$—	$4,886,485	$7,933	$1,725,834	$689,384	$7,309,638
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net income	$233,167	$168,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	60,709	62,699
Stock-based compensation expense	25,060	22,187
Digital assets received as revenue	(3,669)	(302)
Deferred taxes	21,408	9,610
Other (income) loss, net	1,156	(4,221)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	4,666	(30,972)
Deposits with clearing organizations	864	(47,246)
Accounts receivable	(95,857)	(46,632)
Receivable and due from related parties/payable and due to related parties, net	7,426	6,604
Deferred tax asset as a result of transferable tax credit purchase	—	17,646
Other assets	(8,829)	(18,607)
Increase (decrease) in operating liabilities:
Accrued compensation	(141,244)	(121,644)
Deferred revenue	25,347	16,064
Accounts payable, accrued expenses and other liabilities	(26,375)	26,716
Net cash provided by operating activities	103,829	60,207
Cash flows from investing activities
Cash paid for investments	(50,191)	—
Purchases of furniture, equipment, software and leasehold improvements	(9,596)	(1,645)
Capitalized software development costs	(17,514)	(13,172)
Net cash used in investing activities	(77,301)	(14,817)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(53,331)	(844)
Proceeds from stock-based compensation exercises	2,983	—
Dividends	(29,770)	(25,573)
Distributions to non-controlling interests	(7,646)	(7,416)
Payroll taxes paid for stock-based compensation	(83,659)	(46,127)
Payments on tax receivable agreement liability	(719)	(3,066)
Net cash used in financing activities	(172,142)	(83,026)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,824)	3,789
Net increase (decrease) in cash, cash equivalents and restricted cash	(147,438)	(33,847)
Cash, cash equivalents and restricted cash
Beginning of period	2,085,739	1,341,302
End of period	$1,938,301	$1,307,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$78,293	$11,863
Cash paid for interest	$475	$1,385
Non-cash investing and financing activities
Equity securities received upon conversion of receivables	$39,755	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$254	$964
Unsettled share repurchases and excise tax included in other liabilities	$231	$—
Withholding taxes payable relating to stock-based compensation settlements included in accrued compensation	$1,319	$1,595
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$34,905	$28,830

	March 31,	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$1,937,301	$2,084,739
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash	$1,938,301	$2,085,739

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both March 31, 2026 and December 31, 2025, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Tradeweb Asia Pte. Ltd. (“TAPL”), a Singapore based company licensed by the Monetary Authority of Singapore (“MAS”) as a Capital Markets Service Provider.
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
As of March 31, 2026:
•The public investors collectively owned 116,035,961 shares of Class A common stock, representing 10.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 49.2% of the economic interest in TWM LLC;
•LSEG indirectly owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, collectively representing 89.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 50.8% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 68,539 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three months ended March 31, 2026 were impacted by 78,389 of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculation for the three months ended March 31, 2026 also includes 639,512 of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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
These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated financial information as of December 31, 2025 has been derived from audited financial statements not included herein. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) with respect to interim financial reporting and Form 10-Q. In accordance with such rules and regulations, certain disclosures that are normally included in annual financial statements have been omitted. These unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Allowance for Credit Losses
The Company continually monitors collections and payments from its clients and maintains an allowance for credit losses. The allowance for credit losses is based on an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of aging schedules, past due balances, historical collection experience and other specific account data. An analysis of the financial condition of the Company’s counterparties is also performed. When estimating credit losses on current accounts receivable and current contract assets arising from revenue from contracts with customers, the Company has elected the practical expedient to assume that current conditions as of the statement of financial condition date do not change for the remaining life of the asset. Additions to the allowance for credit losses relating to client receivables are charged to credit loss expense, included as a component of general and administrative expenses in the condensed consolidated statements of income. Aged balances that are determined to be uncollectible are written off against the allowance for credit losses.
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities, with the credit loss included as a component of other income (loss), net in the condensed consolidated statements of income. See Note 11 – Credit Risk for additional information.
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
As of March 31, 2026 and December 31, 2025, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $101.7 million and $96.7 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $7.2 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively.

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
As of March 31, 2026 and December 31, 2025, accumulated amortization related to software development costs totaled $411.5 million and $387.1 million, respectively. Amortization expense for software development costs was $24.4 million and $22.0 million for the three months ended March 31, 2026 and 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, accumulated amortization related to intangible assets totaled $828.8 million and $799.7 million, respectively. Amortization expense for definite-lived intangible assets was $29.1 million and $34.6 million for the three months ended March 31, 2026 and 2025, respectively.

Digital Assets and Other Investments at Fair Value
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. The cost basis of the Canton Coins received throughout each day is initially recorded at its fair value on the date of receipt as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the condensed consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method to determine the cost basis of its Canton Coins for the computation of gains and losses on any disposal or sale of Canton Coins. Realized gain/(loss) on any disposal or sale of Canton Coins are also included as a component of other income (loss), net in the condensed consolidated statements of income.
Investments in Available-for-Sale Debt Securities
Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive loss in the condensed consolidated statements of financial condition until realized. On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of an available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the condensed consolidated statements of income. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition.
Investments in Equity Securities with a Readily Determinable Fair Value
Minority investments in equity securities with a readily determinable fair value that are not accounted for under the equity method are remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss) included as a component of other income (loss), net on the condensed consolidated statements of income. These investments are included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition.
Other Equity Investments
The Company generally accounts for equity investments under the equity method of accounting when it has significant influence over the entity’s operating and financial policies but does not have a controlling financial interest. For equity investments in corporations, the equity method applies only to investments in common stock or in-substance common stock.
For equity method investments, the Company records its estimated pro rata share of earnings or losses each reporting period as a component of other income (loss) in the condensed consolidated statements of income and records any dividends as a reduction of the investment balance. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in net income as an impairment in the period the impairment occurs.
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

Equity method investments and investments in equity securities without a readily determinable fair value are included as a component of other assets on the condensed consolidated statements of financial condition.
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
Revenue Recognition
The Company’s classification of revenues in the condensed consolidated statements of income primarily represents revenues from contracts with customers disaggregated by type of revenue. See Note 4 – Revenue for additional details regarding revenue types and the Company’s policies regarding revenue recognition.
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a loss of $1.5 million and a gain of $0.9 million during the three months ended March 31, 2026 and 2025, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $5.5 million and a loss of $6.3 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 10 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three months ended March 31, 2026 or 2025.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026 or 2025. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 introduces a practical expedient for measuring expected credit losses that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from revenue from contracts with customers. On January 1, 2026, the Company adopted ASU 2025-05 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both March 31, 2026 and December 31, 2025, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
The Company also earns revenue for performing services as a Super Validator and Validator on the Canton Network, (collectively, “Validator Revenue”), included as a component of other revenue on the condensed consolidated statements of income. As a Super Validator and Validator, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these services, the Company earns Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium and the amount of time that the Company’s nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day), in comparison to other network participants. Since the Canton Network is not an entity, it may not meet the definition of a customer in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”). As a result, the Company has determined that, in the absence of a contract with a customer, it applies ASC 606, ‘by analogy’ to its Validator Revenue, considering the Canton Network’s protocol as a contract-like arrangement. Each block creation or validation round is considered a separate performance obligation and the Validator Revenue is recognized at the point in time when the validation round is complete and the Canton Coins are transferred into the Company’s digital wallet at the end of the round. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile.
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	(dollars in thousands)		(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$473,098	$50,735	$378,757	$42,587
Subscription fees	500	59,773	460	55,317
LSEG market data fees	—	26,742	—	28,925
Other (1)	4,094	2,822	792	2,839
Total revenue	$477,692	$140,072	$380,009	$129,668
(1)Amounts include Validator Revenue totaling $3.7 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.

Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2025	$29,030
New billings	100,430
Revenue recognized	(75,112)
Effect of foreign currency exchange rate changes	(106)
Deferred revenue balance - March 31, 2026	$54,242
During the three months ended March 31, 2026, the Company recognized into revenue $10.8 million in deferred revenue that was deferred as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized into revenue $15.2 million in deferred revenue that was deferred as of December 31, 2024.
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
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 23.0% and 24.0%, respectively. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Intangible Income (“FDII”) deduction and benefits associated with purchasing transferable tax credits at a discount. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.
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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of March 31, 2026 and December 31, 2025, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $335.8 million and $336.5 million, respectively. During both the three months ended March 31, 2026 and 2025, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	March 31, 2026		March 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	212,927,448	90.2%	213,330,868	90.2%
Number of LLC Interests held by non-controlling interests	23,056,868	9.8%	23,066,538	9.8%
Total LLC Interests outstanding	235,984,316	100.0%	236,397,406	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.

The following table summarizes the impact on Tradeweb Market Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$205,284	$148,382
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	12,037	3,795
Net transfers (to) from non-controlling interests	12,037	3,795
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$217,321	$152,177
8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and there have been no changes to those rights and privileges during the three months ended March 31, 2026.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2025	115,502,689	96,933,192	18,000,000	5,056,868	235,492,749
Issuance of common stock from equity incentive plans	1,015,893	—	—	—	1,015,893
Share repurchases pursuant to share repurchase programs	(482,621)	—	—	—	(482,621)
Balance at March 31, 2026	116,035,961	96,933,192	18,000,000	5,056,868	236,026,021

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111
Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) with only time-based vesting conditions, performance-based restricted stock units with both time and performance-based vesting conditions, stock options and dividend equivalent rights. The Company refers to performance-based restricted stock units that vest based on the financial performance of the Company as “PRSUs” and performance-based restricted stock units that vest based on market conditions, such as total shareholder return, as “PSUs,” RSUs, PRSUs and PSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. RSAs are issued shares of restricted Class A common stock that are released to an employee at the end of a vesting period. Stock options have a maximum contractual term of 10 years.
During the three months ended March 31, 2026, the Company granted 455,214 RSUs, 229,487 PRSUs and 113,428 PSUs at a weighted-average grant-date fair value per share of $123.86, $124.42 and $175.62, respectively.

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
PSUs cliff vest on January 1 of the third calendar year from the calendar year of the date of grant and the number of shares a participant will receive upon vesting is determined by a performance modifier, which is adjusted as a result of the Company’s total shareholder return over a three-year performance period. The performance modifier for PSUs can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. The grant date fair value of PSUs granted in March 2026 and 2025 was estimated using the Monte Carlo simulation model and the significant valuation assumptions used in those models were as follows:

	March 15, 2026 PSU Grant	March 17, 2025 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.33%	25.04%
Risk-Free Interest Rate	3.67%	3.95%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Total stock-based compensation expense	$25,060	$22,187
The stock-based compensation expense above excludes $0.7 million and $0.5 million of stock-based compensation expense capitalized to software development costs during the three months ended March 31, 2026 and 2025, respectively.
Share Repurchase Programs
The Company’s board of directors has authorized share repurchase programs from time to time, which authorize the repurchase of shares of the Company’s Class A common stock to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. Pursuant to these share repurchase programs, the Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs (including through the use of derivatives), pursuant to Rule 10b5-1 plans or through enhanced open-market repurchases (eOMR). Any share repurchases are conducted in compliance with applicable legal requirements and the manner, timing and amount of any repurchases are based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase programs do not require the Company to acquire a specific number of shares, have no termination date and may be suspended, amended or discontinued at any time. The excess of the repurchase price paid over the par value of the Class A common stock, including any excise tax payable on such share repurchase, is recorded as a reduction to retained earnings.
On December 5, 2022, the board of directors authorized a share repurchase program for the purchase of up to $300.0 million of the Company’s Class A common stock (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. During the three months ended March 31, 2026, the Company acquired a total of 482,621 shares of Class A common stock at an average price of $105.10, for purchases totaling $50.7 million, pursuant to the 2022 Share Repurchase Program. There were no share repurchases during the three months ended March 31, 2025. As of March 31, 2026, a total of $23.2 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.

On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s Class A common stock (the “2026 Share Repurchase Program”) once the 2022 Share Repurchase Program has been exhausted. As of March 31, 2026, a total of $500.0 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
Other Share Repurchases
During the three months ended March 31, 2026 and 2025, the Company withheld 765,130 and 346,219 shares, respectively, of Class A common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $111.06 and $137.46, respectively, and an aggregate value of approximately $85.0 million and $47.6 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of PRSUs, PSUs and RSUs and such shares were not withheld in connection with the share repurchase programs discussed above.
9.    Related Party Transactions
From time to time, the Company enters into transactions with its related parties which are considered to be related party transactions. As of March 31, 2026 and December 31, 2025, the following balances relating to transactions with such related parties were included in the condensed consolidated statements of financial condition in the following line items:

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Accounts receivable	$29	$56
Receivable and due from related parties	3,228	8,303
Other assets (1)	44,240	4,472
Deferred revenue	7,950	—
Payable and due to related parties	9,106	7,090
(1)As of March 31, 2026 and December 31, 2025, other assets included an equity method investment of $4.0 million and $4.5 million, respectively, representing a 50% equity interest in iAltA Capital Markets, LLC (“iAltA Capital”), in which an entity affiliated with a member of the Company’s board of directors is the other 50% investor (“iAltA Holdings”) and the Company’s director is also the Chief Executive Officer of both iAltA Capital and iAltA Holdings. As of March 31, 2026, other assets also included other equity investments totaling $40.2 million, through which the Company is able to exert significant influence over the investee’s operating and financial policies and are therefore also considered related parties.

The following amounts relating to transactions with such related parties were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Revenue:
Subscription fees	$292	$326
LSEG market data fees (1)	26,742	28,925
Other fees	126	147
Expenses: (2)
Employee compensation and benefits (3)	(47)	—
Technology and communications	7,007	2,140
General and administrative	—	2
Professional fees	—	76
Occupancy	20	23
Non-operating income:
Other income (loss), net (4)	(429)	—
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
(3)The Company maintains a shared services agreement with iAltA Capital, through which the Company receives a reimbursement for employee compensation and benefits costs incurred related to work performed by the Company’s employees on behalf of iAltA Capital.
(4)Represents the Company’s estimated pro rata share of losses from its equity method investments in iAltA Capital (50% equity ownership) and MAXEX, LLC (“MAXEX”) (9% equity ownership).
In addition to the above, the Company also periodically does business with certain entities with which its directors are affiliated. During the three months ended March 31, 2026 and 2025, such transactions have not had, and are not currently expected to have, a material impact on the Company’s condensed consolidated financial statements.
10.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of March 31, 2026
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,722,837	$—	$—	$1,722,837
Investment in available for sale debt securities (1)	—	—	26,076	26,076
Investment in equity securities (1)	—	26,585	—	26,585
Digital assets – Canton Coins (1)	243,498	—	—	243,498
Receivable and due from related parties – Foreign exchange derivative contracts	—	2,981	—	2,981
Total assets measured at fair value	$1,966,335	$29,566	$26,076	$2,021,977
(1)Included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition.

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of December 31, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,810,560	$—	$—	$1,810,560
Investment in available for sale debt securities (1)	—	—	24,857	24,857
Digital asset loan receivable (1)	—	24,411	—	24,411
Digital assets – Canton Coins (1)	242,729	—	—	242,729
Total assets measured at fair value	$2,053,289	$24,411	$24,857	$2,102,557

Liabilities
Payable and due to related parties – Foreign exchange derivative contracts	$—	$6,657	$—	$6,657
Total liabilities measured at fair value	$—	$6,657	$—	$6,657
(1)Included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition.
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
The convertible note is accounted for as an available-for-sale debt security and the convertible note and accrued interest is included within digital assets and other investments at fair value on the accompanying condensed consolidated statements of financial condition at a fair value of $26.1 million and $24.9 million as of March 31, 2026 and December 31, 2025, respectively. The convertible note, including accrued interest, had an amortized cost basis of $11.0 million and $10.9 million as of March 31, 2026 and December 31, 2025, respectively. There were no credit losses recorded on the convertible note during the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, there were $1.1 million and $3.2 million of unrealized gains, respectively, recorded as a component of other comprehensive income related to an increase in fair value of the convertible note during the periods. The convertible note is classified within Level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable. The primary method used to estimate the fair value of the convertible note as of March 31, 2026 was a probability-weighted expected return model which incorporated the credit risk of the issuer and scenarios in which the note would convert into equity, the estimated equity value of the issuer and the conversion terms outlined in the convertible note agreement. Significant unobservable inputs included a discount rate of 12% and management’s assessment of the probability of the issuer obtaining shareholder approval for the Merger Transaction and the corresponding expected realization of value to the Company if the Merger Transaction closes at the expected valuation. Any increase in the discount rate used, any decrease in the probability of shareholder approval, the closing of the merger at a lower valuation and/or any increase in the estimated time to close would result in a lower fair value measurement. Similarly, any decrease in the discount rate used, any increase in the probability of shareholder approval, the closing of the Merger Transaction at a higher valuation and/or any decrease in the estimated time to close would result in a higher fair value measurement.

Canton Coins
The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. Beginning in the third quarter of 2024, the Company began earning and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. On March 3, 2026, the Canton Network approved a long-term locking and commitment framework for Super Validators (the “Locking Commitment”) designed to align Super Validator incentives with the long-term success of the Canton Network and create visible, on-chain commitment of the Super Validators to the Canton Network. To continue earning Canton Coins for its function as a Super Validator, the Locking Commitment requires Super Validators, including the Company, to lock a defined percentage of its aggregate lifetime Canton Coins earned for its function as a Super Validator. Once implemented, the amount of Super Validator weight assigned to the Company will be based on the tiered percentage Locking Commitment elected by the Company. The Locking Commitment percentages step down over time and are scheduled to end in mid-2029. While Canton Coins are locked, they may not be transferred to third parties and once an election to unlock is made, 1/365 of the requested unlock amount becomes liquid each day. The final Locking Commitment election is binding beginning in May 2026 and the Company is currently still evaluating its final Locking Commitment election.
During the three months ended March 31, 2026 and 2025, the Company recognized $3.7 million and $0.3 million, respectively, in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator on the Canton Network.
The following table presents the Company’s Canton Coin holdings as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins	1.6 billion	$15,130	$243,498	1.6 billion	$11,461	$242,729
In November 2025, the Canton Coin began spot trading across several global digital asset exchanges and therefore its valuation was transferred from Level 3 to Level 1 of the fair value hierarchy as a result of the increase in observable pricing available from active markets. As of March 31, 2026 and December 31, 2025, the Company’s Canton Coin holdings were measured at fair value using quoted prices from the Company’s principal market for the sale of Canton Coins at the time of measurement.
During the three months ended March 31, 2026 and 2025, unrealized gains/losses related to changes of the fair value of Canton Coins totaled a loss of $2.9 million and a gain of $4.2 million, respectively, included as a component of other income (loss), net on the condensed consolidated statements of income. There were no material realized gains or realized losses recorded on the disposition of Canton Coins during both the three months ended March 31, 2026 and 2025.
Investment in Canton Strategic Holdings
In November 2025, the Company exchanged approximately 161 million Canton Coins for approximately 8 million pre-funded warrants (“PFWs”), which upon exercise, entitle the Company the right to receive an equivalent number of shares of common stock of Canton Strategic Holdings, Inc. (formerly known as Tharimmune, Inc.) (“CNTN”). The exercisability of the PFWs was contingent on the approval of CNTN’s shareholders and if shareholder approval was not obtained by May 13, 2026, the PFWs would have been terminated and the Company would have been entitled to the receipt of the 161 million Canton Coins originally pre-funded. On the date of the exchange, both the 161 million Canton Coins and the 8 million PFWs were valued at approximately $25.0 million.
Until the approval of CNTN’s shareholders was obtained, the PFWs were accounted for as a digital asset loan receivable. On the November 2025 date of exchange, the Company derecognized the 161 million Canton Coins, recognized a $24.9 million realized gain on the transfer of the Canton Coins during the fourth quarter of 2025 and recorded a $25.0 million digital asset loan receivable, included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition as of December 31, 2025. Until shareholder approval was obtained, the digital asset loan receivable was remeasured on a recurring basis to the fair market value of the Canton Coins, through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net on the condensed consolidated statements of income. As of December 31, 2025, the digital asset loan receivable was classified within Level 2 of the fair value hierarchy. Its carrying value was determined based on the fair value of the Canton Coin, as adjusted for an allowance for credit loss. As of December 31, 2025, the fair value of the Canton Coin was an observable valuation input.

On January 30, 2026, CNTN’s shareholders approved the issuance of the PFWs and the Company derecognized the digital asset loan receivable which had a carrying value as of December 31, 2025 totaling $24.4 million, including the reversal of the allowance for credit loss of $0.2 million and previously unrealized losses totaling $0.4 million, recorded a $39.8 million investment in the PFWs and recognized a $14.8 million realized gain, included as a component of other income (loss), net on the condensed consolidated statements of income.
Subsequent to the January 30, 2026 approval of CNTN’s shareholders, the PFWs are accounted for as an equity security with a readily determinable fair value and included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition. The PFWs are measured at fair value based on the quoted public share price of CNTN common stock and are therefore classified within Level 2 of the fair value hierarchy as of March 31, 2026. During the three months ended March 31, 2026, the Company recognized unrealized losses related to changes of the fair value of the PFWs totaling $13.2 million, included as a component of other income (loss), net on the condensed consolidated statements of income.
As of March 31, 2026, the PFWs are not able to be sold or transferred by the Company and if exercised, one-third of the shares of common stock are also subject to lock-up restrictions on the sale or transfer of those shares through May 5, 2026.
Level 3 Roll Forward
The following table presents a summary of the changes in fair value for Level 3 assets during the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Investments in Available for Sale Debt Securities
Beginning balance	$24,857	$10,354
Additions	129	123
Dispositions	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	1,090	3,150
Ending balance	$26,076	$13,627

Digital Assets – Canton Coins
Beginning balance		$852
Additions		302
Dispositions		—
Total realized and unrealized gains included in other income (loss), net		4,221
Ending balance		$5,375
During the three months ended March 31, 2026, the Company recognized unrealized gains relating to Level 3 assets held at March 31, 2026 totaling $1.1 million, included as a component of other comprehensive income on the accompanying condensed consolidated statements of comprehensive income.
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

Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying condensed consolidated statements of financial condition.
The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$355,106	$339,794
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

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$5,531	$(6,320)
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of March 31, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of March 31, 2026
Assets
Cash and restricted cash	$215,464	$215,464	$—	$—	$215,464
Receivable from brokers and dealers and clearing organizations	131,252	—	131,252	—	131,252
Deposits with clearing organizations	57,346	57,346	—	—	57,346
Accounts receivable	351,009	—	351,009	—	351,009
Other assets – Memberships in clearing organizations	3,268	—	—	3,268	3,268
Total	$758,339	$272,810	$482,261	$3,268	$758,339

Liabilities
Payable to brokers and dealers and clearing organizations	$130,651	$—	$130,651	$—	$130,651
Total	$130,651	$—	$130,651	$—	$130,651

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of December 31, 2025
Assets
Cash and restricted cash	$275,179	$275,179	$—	$—	$275,179
Receivable from brokers and dealers and clearing organizations	8,630	—	8,630	—	8,630
Deposits with clearing organizations	58,282	58,282	—	—	58,282
Accounts receivable	257,845	—	257,845	—	257,845
Other assets – Memberships in clearing organizations	3,127	—	—	3,127	3,127
Total	$603,063	$333,461	$266,475	$3,127	$603,063

Liabilities
Payable to brokers and dealers and clearing organizations	$3,363	$—	$3,363	$—	$3,363
Total	$3,363	$—	$3,363	$—	$3,363
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
As of March 31, 2026 and December 31, 2025, the Company held equity method investments totaling $24.1 million and $4.5 million, respectively, included as a component of other assets on the condensed consolidated statements of financial condition. As of both March 31, 2026 and December 31, 2025, the Company also had $5.0 million in unfunded capital commitments related to its equity method investments. During the three months ended March 31, 2026 and 2025, the Company recognized an equity pickup loss of $0.4 million and none, respectively, included in other income (loss), net in the condensed consolidated statements of income, relating to its pro rata share of operating performance of its equity method investments. There were no impairments recorded on equity method investments during the three months ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, the Company held minority equity investments in various companies without readily determinable fair values totaling $74.9 million and $44.8 million, respectively, included as a component of other assets on the condensed consolidated statements of financial condition. There were no impairments or unrealized gains recorded on minority equity investments during the three months ended March 31, 2026 and 2025. Cumulative impairments on minority equity investments held as of March 31, 2026 totaled $22.7 million. Cumulative unrealized gains on minority equity investments held as of March 31, 2026 totaled $4.3 million.
The Company’s investments are subject to general contractual sale restrictions that may prohibit the transfer or sale of the investment without prior consent of the investee and/or other investors.
11.    Credit Risk
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

In the normal course of business, the Company, as agent, executes transactions with, and on behalf of, other brokers and dealers. If the agency transactions do not settle because of failure to perform by either counterparty, the Company will recognize a receivable from (and a matching payable to) brokers and dealers and clearing organizations for the proceeds from the unsettled transaction, until the failed transaction settles. The Company may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the security is different from the contract amount of the transaction. However, from time to time, the Company enters into repurchase and/or reverse repurchase agreements to facilitate the clearance of securities relating to fails to deliver or receive. The Company seeks to manage credit exposure related to these agreements to repurchase (or reverse repurchase), including the risk related to a decline in market value of collateral (pledged or received), by entering into agreements to repurchase with overnight or short-term maturity dates and only entering into repurchase transactions with netting members of the Fixed Income Clearing Corporation (“FICC”). The FICC operates a continuous net settlement system, whereby as trades are submitted and compared, the FICC becomes the counterparty.
The Company self-clears wholesale U.S. Treasury trades executed on its platform by non-FICC members. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of March 31, 2026, the Company recorded a $131.3 million receivable and a $130.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $0.6 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of March 31, 2026 were fully settled during April 2026.
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. Under the arrangement between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days’ notice, that the Company provide cash deposits until the errors are resolved.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. As further described in Note 10 – Fair Value of Financial Instruments and Other Assets, in January 2026, upon CNTN shareholder approval for the issuance of the PFWs, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the three months ended March 31, 2026. There was no allowance for credit losses recorded on available-for-sale debt securities as of March 31, 2026 and December 31, 2025 and there was no credit loss expense recognized during each of the three months ended March 31, 2026 and 2025.

Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of March 31, 2026 and December 31, 2025, the Company maintained an allowance for credit losses with regard to its receivables of $0.4 million and $0.6 million, respectively. During the three months ended March 31, 2026 and 2025, recoveries resulted in a reversal of credit loss expense relating to receivables totaling $0.1 million and $0.2 million, respectively.
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
Although the Company was dismissed from a lawsuit relating to interest rate swaps in 2017, the claims brought by certain swap execution facilities against the remaining defendant financial institutions continue and could still be appealed as to the Company.
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
As of both March 31, 2026 and December 31, 2025, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.

Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of March 31, 2026:

Amount
(dollars in thousands)
Remainder of 2026	$15,946
2027	23,935
2028	17,717
2029	15,537
2030	10,083
Thereafter	114,053
Total future lease payments	197,271
Less imputed interest	(54,445)
Lease liability	$142,826
13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$205,284	$148,382
Less: Distributed and undistributed earnings allocated to participating securities (1)	(76)	(129)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$205,208	$148,253

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	212,685,136	213,087,496
Dilutive effect of PRSUs	—	434,441
Dilutive effect of options	219,311	289,873
Dilutive effect of RSUs and RSAs	401,067	553,747
Dilutive effect of PSUs	19,134	529,861
Weighted average shares of Class A and Class B common stock outstanding - Diluted	213,324,648	214,895,418

Earnings per share - Basic	$0.96	$0.70
Earnings per share - Diluted	$0.96	$0.69
(1)During the three months ended March 31, 2026 and 2025, there was a total of 78,389 and 185,309, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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

The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025

Anti-dilutive Shares:
PRSUs	—	—
Options	—	—
RSUs and RSAs	659,207	240,797
PSUs	—	—
LLC Interests	23,056,868	23,070,027
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.
14.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company's foreign subsidiaries are subject to financial resource requirements from their local regulators. At March 31, 2026 and December 31, 2025, the regulatory capital requirements and regulatory capital for these entities are as follows:

	March 31, 2026			December 31, 2025
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$66,250	$4,523	$61,727	$65,479	$5,296	$60,183
DW	260,152	1,718	258,434	260,326	3,131	257,195
TWD	53,481	1,022	52,459	54,479	1,458	53,021
TEL	133,039	32,519	100,520	94,572	33,184	61,388
TWJ	11,310	2,983	8,327	10,619	2,705	7,914
TWEU	8,057	7,305	752	8,253	7,483	770
TESL	6,751	992	5,759	6,889	1,177	5,712
TESBV	8,323	3,996	4,327	8,527	4,028	4,499
YB	7,472	—	7,472	9,932	—	9,932
TDIFC	283	30	253	283	30	253
ICDLC	11,564	748	10,816	10,349	766	9,583
ICDLT	7,832	3,930	3,902	7,992	4,126	3,866
TWSA	538	63	475	735	63	672
TAPL	127	39	88	148	39	109
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026			December 31, 2025
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$110,121	$18,500	$91,621	$68,063	$18,000	$50,063
DW SEF	15,216	8,551	6,665	15,027	8,511	6,516

	March 31, 2026			December 31, 2025
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$37,082	$4,625	$32,457	$34,190	$4,500	$29,690
DW SEF	9,949	2,138	7,811	10,664	2,128	8,536
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
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Revenues
Institutional	$404,925	$308,071
Wholesale	115,587	102,287
Retail	33,435	35,895
Corporates	26,890	24,717
Market Data	36,927	38,707
Total revenue	617,764	509,677
Less:
Employee compensation and benefits	197,793	176,877
Technology and communications	39,549	28,728
General and administrative	11,944	19,740
Professional fees	12,324	12,458
Occupancy	8,192	5,074
Other segment items (1)	114,795	98,495
Net income	$233,167	$168,305
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
The following table provides revenue by geographic area:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Revenues
U.S.	$343,652	$297,881
International	274,112	211,796
Total revenue	$617,764	$509,677
The following table provides information on the attribution of long-lived assets by geographic area:

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Long-lived assets
U.S.	$4,704,551	$4,737,934
International	32,442	31,746
Total	$4,736,993	$4,769,680
16.    Subsequent Events
On April 29, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the second quarter of 2026. This dividend will be payable on June 15, 2026 to stockholders of record as of June 1, 2026.
On April 29, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $24.5 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2026 payable on June 11, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Basis of Presentation,” “Use of Non-GAAP Financial Measures” and our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by the forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10‑Q and the section titled “Item 1A. Risk Factors” in Part I of the 2025 Form 10-K.
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
In our wholesale client sector, we provide a broad range of fully electronic, voice and hybrid trading options to dealers and financial institutions trading on our platform. We entered the wholesale client sector through our acquisitions of the inter-dealer broker Hilliard Farber & Co., Inc. in 2008, and then Rafferty Capital Markets in 2011 and in June 2021, we acquired Nasdaq’s U.S. fixed income electronic trading platform (formerly known as eSpeed) (the “NFI Acquisition”). Today, we actively compete in wholesale trading across a range of rates, credit, money markets, derivatives and equity markets.
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
Economic Environment
Our business is impacted by the overall market activity and, in particular, trading volumes and market volatility. Lower volatility may result in lower trading volume for our clients and may negatively impact our operating performance and financial condition. Factors that may impact market activity during the remainder of 2026 include, among other things, evolving monetary policies of central banks, economic, political and social conditions, global geopolitical tensions, legislative, regulatory or government policy changes, including the recent and potential future changes in tariffs, international trade agreements or trade policies and other potential material changes to prior laws, rules and regulations, guidance and enforcement stances and concerns with respect to the banking industry, including as a result of any bank failures.
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

Competitive Environment
We and our competitors compete to introduce innovations in market structure and new electronic trading capabilities. While we endeavor to be a leader in innovation, new trading capabilities of our competitors are also adopted by market participants. On the one hand, this increases liquidity and electronification for all participants, but it also puts pressure on us to further invest in our technology and to innovate to ensure the continued growth of our network of clients and continued improvement of liquidity, electronic processing and pricing on our platform. Our ability to compete is influenced by key factors such as (i) developments in our trading platform and solutions, (ii) the liquidity we provide on transactions, (iii) the transaction costs we incur in providing our solutions, (iv) the efficiency in execution of transactions on our platform, (v) our ability to hire and retain talent, (vi) our ability to pursue strategic acquisitions and alliances and (vii) our ability to maintain the security of our platform and solutions. Our competitive position is also influenced by the familiarity and integration of our clients with our electronic, voice and hybrid systems. When either a client wants to trade in a new product or we want to introduce a new product, trading protocol or other solution, we believe we benefit from our clients’ familiarity with our offerings as well as our integration into their order management systems and back offices.
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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q, for the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation and realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies during the three months ended March 31, 2026 and 2025.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three months ended March 31, 2026 or 2025. The IRA also has not had an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three months ended March 31, 2026 or 2025.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of March 31, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three months ended March 31, 2026 or 2025. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of March 31, 2026, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended March 31, 2026 and March 31, 2025
The following table sets forth a summary of our statements of income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Total revenue	$617,764	$509,677	$108,087	21.2%
Total expenses	330,511	305,576	24,935	8.2%
Operating income	287,253	204,101	83,152	40.7%
Interest income	17,451	13,849	3,602	26.0%
Interest expense	(624)	(587)	(37)	6.3%
Other income (loss), net	(1,156)	4,221	(5,377)	(127.4)%
Income before taxes	302,924	221,584	81,340	36.7%
Provision for income taxes	(69,757)	(53,279)	(16,478)	30.9%
Net income	233,167	168,305	64,862	38.5%
Less: Net income attributable to non-controlling interests	27,883	19,923	7,960	40.0%
Net income attributable to Tradeweb Markets Inc.	$205,284	$148,382	$56,902	38.3%
Revenues
Our revenues for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$523,833	84.8%	$421,344	82.7%	$102,489	24.3%
Subscription fees (1)	87,015	14.1	84,702	16.6	2,313	2.7%
Other	6,916	1.1	3,631	0.7	3,285	90.5%
Total revenue	$617,764	100.0%	$509,677	100.0%	$108,087	21.2%

Components of total revenue growth:
Constant currency change (2)						17.5%
Foreign currency impact						3.7%
Total revenue growth						21.2%
(1)Subscription fees for the three months ended March 31, 2026 and 2025 include $26.7 million and $28.9 million, respectively, of LSEG market data fees.
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

Our strong results for the first quarter of 2026 reflected robust client engagement among heightened volatility driven by overall inflationary and central bank policy concerns and global market sensitivity to geopolitical developments. The primary driver of the $108.1 million increase in revenue was related to a $102.5 million increase in transaction fees and commissions to $523.8 million for the three months ended March 31, 2026 from $421.3 million for the three months ended March 31, 2025, primarily due to higher revenues for rates and credit derivatives products, U.S. government bonds, mortgages, U.S. and international exchange traded funds (“ETFs”) and European and U.S. corporate bonds.
Our total revenue by asset class for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$344,172	$265,432	$78,740	29.7%
Credit	138,226	124,000	14,226	11.5%
Equities	41,309	31,410	9,899	31.5%
Money Markets	47,107	43,712	3,395	7.8%
Market Data	36,927	38,707	(1,780)	(4.6)%
Other	10,023	6,416	3,607	56.2%
Total revenue	$617,764	$509,677	$108,087	21.2%
Our variable and fixed revenues by asset class for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2026		2025		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$271,740	$72,432	$197,357	$68,075	$74,383	$4,357	37.7%	6.4%
Credit	120,638	17,588	113,542	10,458	7,096	7,130	6.2%	68.2%
Equities	38,834	2,475	29,206	2,204	9,628	271	33.0%	12.3%
Money Markets	42,619	4,488	39,395	4,317	3,224	171	8.2%	4.0%
Market Data	92	36,835	111	38,596	(19)	(1,761)	(17.1)%	(4.6)%
Other	3,769	6,254	398	6,018	3,371	236	847.0%	3.9%
Total revenue	$477,692	$140,072	$380,009	$129,668	$97,683	$10,404	25.7%	8.0%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platform by asset class for the three months ended March 31, 2026 and 2025, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	March 31,
	2026		2025		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$2,080,963	$128,165,598	$1,443,034	$88,768,625	44.2%
Rates Cash	670,125	41,021,925	558,883	34,192,846	19.9%
Rates Derivatives	1,410,838	87,143,673	884,151	54,575,779	59.6%
Swaps / Swaptions Tenor (≥ 1 year)	706,375	43,554,189	511,006	31,417,062	38.2%
Other Rates Derivatives (1)	704,463	43,589,484	373,145	23,158,716	88.8%

Credit	68,924	4,244,465	48,692	2,991,131	41.6%
Cash Credit (2)	14,321	880,871	12,078	742,665	18.6%
Credit Derivatives, China Bonds and U.S. Cash EP	54,603	3,363,594	36,613	2,248,466	49.1%

Equities	32,540	1,998,535	26,550	1,607,922	22.6%
Equities Cash	17,202	1,059,883	12,449	757,839	38.2%
Equities Derivatives	15,338	938,652	14,102	850,083	8.8%

Money Markets	1,165,165	79,862,965	1,029,045	71,157,452	13.2%

Total	$3,347,592	$214,271,563	$2,547,321	$164,525,130	31.4%
Total excluding Other Rates Derivatives (3)	$2,643,129	$170,682,079	$2,174,176	$141,366,414	21.6%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platform by asset class for the three months ended March 31, 2026 and 2025 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change
Rates	$2.12	$2.22	$(0.10)	-4.6%
Rates Cash	$2.30	$2.36	$(0.06)	-2.7%
Rates Derivatives	$2.04	$2.14	$(0.10)	-4.7%
Rates Derivatives (≥ 1 year)	$3.85	$3.53	$0.32	8.9%
Other Rates Derivatives (1)	$0.23	$0.24	$(0.01)	-6.9%

Credit	$28.42	$37.96	$(9.54)	-25.1%
Cash Credit (2)	$114.51	$134.28	$(19.77)	-14.7%
Credit Derivatives, China Bonds and U.S. Cash EP	$5.88	$6.15	$(0.27)	-4.4%

Equities	$19.43	$18.16	$1.27	7.0%
Equities Cash	$29.94	$30.39	$(0.45)	-1.5%
Equities Derivatives	$7.57	$7.27	$0.30	4.1%

Money Markets	$0.53	$0.55	$(0.02)	-3.6%

Total	$2.21	$2.31	$(0.10)	-4.1%
Total excluding Other Rates Derivatives (3)	$2.72	$2.64	$0.08	2.8%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:

Rates. Revenues from our rates asset class increased by $78.7 million or 29.7% to $344.2 million for the three months ended March 31, 2026 compared to $265.4 million for the three months ended March 31, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, U.S. government bonds and mortgages.
Average variable fees per million for rates decreased primarily due to a mix shift towards swaps and swaptions with tenors of less than one year, which have a lower variable fee capture compared to overall rates.

Credit. Revenues from our credit asset class increased by $14.2 million or 11.5% to $138.2 million for the three months ended March 31, 2026 compared to $124.0 million for the three months ended March 31, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for credit derivatives products and European corporate bonds. The increase in fixed revenue was primarily driven by certain market participants for U.S. corporate bonds switching during 2025 from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Average variable fees per million for credit decreased primarily due to certain market participants opting for pricing plans with more fixed fee components as described above, resulting in a shift from variable to fixed revenue within U.S. corporate bonds, along with a mix shift towards credit derivatives, which have a lower variable fee capture compared to overall credit.

Equities. Revenues from our equities asset class increased by $9.9 million or 31.5% to $41.3 million for the three months ended March 31, 2026 compared to $31.4 million for the three months ended March 31, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and international ETFs and equity derivative products.
Average variable fees per million for equities increased primarily due to a mix shift towards cash equities, which have a higher variable fee capture compared to overall equities.

Money Markets. Revenues from our money markets asset class increased by $3.4 million or 7.8% to $47.1 million for the three months ended March 31, 2026 compared to $43.7 million for the three months ended March 31, 2025 primarily due to higher variable transaction fees and commissions on higher average daily balances of money market fund investments made through the ICD Portal and higher trading volumes for repurchase agreements.
Average variable fees per million for money markets decreased primarily due to a mix shift away from certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class decreased by $1.8 million or 4.6% to $36.9 million for the three months ended March 31, 2026 compared to $38.7 million for the three months ended March 31, 2025. The decrease was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025 and was partially offset by growth in our proprietary market data revenues. The amended market data license agreement resulted in a change in the timing of delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the first quarter of 2026 that was partially offset by higher overall fees under the amended agreement. During the three months ended March 31, 2025, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026 and totaling $2.2 million of revenue during the three months ended March 31, 2026.
Other. Revenues from our other asset class increased by $3.6 million or 56.2% to $10.0 million for the three months ended March 31, 2026 compared to $6.4 million for the three months ended March 31, 2025 primarily due to an increase in digital asset revenue earned for performing validation services on the Canton Network.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$404,925	$308,071	$96,854	31.4%
Wholesale	115,587	102,287	13,300	13.0%
Retail	33,435	35,895	(2,460)	(6.9)%
Corporates	26,890	24,717	2,173	8.8%
Market Data	36,927	38,707	(1,780)	(4.6)%
Total revenue	$617,764	$509,677	$108,087	21.2%

Institutional. Revenues from our institutional client sector increased by $96.9 million or 31.4% to $404.9 million for the three months ended March 31, 2026 compared to $308.1 million for the three months ended March 31, 2025. The increase was derived primarily from higher revenues for rates and credit derivatives products, U.S. and international ETFs, U.S. and European government bonds and mortgages, as well as an increase in digital asset revenue earned for performing validation services on the Canton Network.

Wholesale. Revenues from our wholesale client sector increased by $13.3 million or 13.0% to $115.6 million for the three months ended March 31, 2026, compared to $102.3 million for the three months ended March 31, 2025. The increase was derived primarily from higher revenues for U.S. and European corporate bonds, U.S. government bonds, mortgages and repurchase agreements.
Retail. Revenues from our retail client sector decreased by $2.5 million or 6.9% to $33.4 million for the three months ended March 31, 2026 compared to $35.9 million for the three months ended March 31, 2025. The decrease was derived primarily from lower revenues for U.S. corporate and U.S. government bonds.
Corporates. Revenues from our corporates client sector increased by $2.2 million or 8.8% to $26.9 million for the three months ended March 31, 2026 compared to $24.7 million for the three months ended March 31, 2025. The primary driver of the increase was higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.

Market Data. Revenues from our market data client sector decreased by $1.8 million or 4.6% to $36.9 million for the three months ended March 31, 2026 compared to $38.7 million for the three months ended March 31, 2025. The decrease was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025 and was partially offset by growth in our proprietary market data revenues. The amended market data license agreement resulted in a change in the timing of delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the first quarter of 2026 that was partially offset by higher overall fees under the amended agreement. During the three months ended March 31, 2025, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026 and totaling $2.2 million of revenue during the three months ended March 31, 2026.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended March 31, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$343,652	$297,881	$45,771	15.4%
International	274,112	211,796	62,316	29.4%
Total revenue	$617,764	$509,677	$108,087	21.2%

U.S. Revenues from U.S. clients increased by $45.8 million or 15.4% to $343.7 million for the three months ended March 31, 2026 compared to $297.9 million for the three months ended March 31, 2025 primarily due to higher revenues for rates derivatives products, U.S. government bonds, mortgages, U.S. ETFs and U.S. corporate bonds as well as higher digital asset revenue earned for performing validation services on the Canton Network.

International. Revenues from international clients increased by $62.3 million or 29.4% to $274.1 million for the three months ended March 31, 2026 compared to $211.8 million for the three months ended March 31, 2025 primarily due to higher revenues for rates and credit derivatives products, international ETFs, European and other government bonds and European corporate bonds.
Operating Expenses
Our expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$197,793	$176,877	$20,916	11.8%
Depreciation and amortization	60,709	62,699	(1,990)	(3.2)%
Technology and communications	39,549	28,728	10,821	37.7%
General and administrative	11,944	19,740	(7,796)	(39.5)%
Professional fees	12,324	12,458	(134)	(1.1)%
Occupancy	8,192	5,074	3,118	61.5%
Total expenses	$330,511	$305,576	$24,935	8.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $20.9 million or 11.8% to $197.8 million for the three months ended March 31, 2026 compared to $176.9 million for the three months ended March 31, 2025. The increase was primarily due to an increase in headcount and related salaries, bonus, benefits and stock-based compensation associated with our continued growth. As of March 31, 2026, December 31, 2025 and March 31, 2025, we had 1,598, 1,569 and 1,435 employees globally, respectively. An increase in incentive compensation tied to our financial performance also contributed to the overall increase in employee compensation and benefits expenses.

Depreciation and Amortization. Expenses related to depreciation and amortization decreased by $2.0 million or 3.2% to $60.7 million for the three months ended March 31, 2026 compared to $62.7 million for the three months ended March 31, 2025. The decrease was primarily due to content and data intangible assets recognized in connection with the 2018 Refinitiv Transaction that were fully amortized as of the end of the third quarter of 2025, partially offset by an increase in amortization of software development costs driven by increases in investment in our infrastructure and the relocation of our New York City corporate headquarters during September 2025.
Technology and Communications. Expenses related to technology and communications increased by $10.8 million or 37.7% to $39.5 million for the three months ended March 31, 2026 compared to $28.7 million for the three months ended March 31, 2025. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data fees driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs decreased by $7.8 million or 39.5% to $11.9 million for the three months ended March 31, 2026 compared to $19.7 million for the three months ended March 31, 2025. The decrease was primarily due to a $9.4 million decrease in foreign exchange losses during the three months ended March 31, 2026 compared to the prior year period. Realized and unrealized foreign currency gains totaled $4.0 million during the three months ended March 31, 2026 as compared to $5.4 million in losses during the three months ended March 31, 2025. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by an increase in foreign currency re-measurement losses on transactions in nonfunctional currencies. The decrease was partially offset by an increase in travel and entertainment costs to support our continued growth.
Professional Fees. Expenses related to professional fees were relatively flat at $12.3 million for the three months ended March 31, 2026, a decrease of $0.1 million or 1.1% compared to $12.5 million for the three months ended March 31, 2025.
Occupancy. Expenses related to occupancy costs increased by $3.1 million or 61.5% to $8.2 million for the three months ended March 31, 2026 compared to $5.1 million for the three months ended March 31, 2025. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Interest Income
Interest income increased by $3.6 million or 26.0% to $17.5 million for the three months ended March 31, 2026 compared to $13.8 million for the three months ended March 31, 2025 primarily due to an increase in our average invested cash balance, partially offset by a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense was relatively flat at $0.6 million for both the three months ended March 31, 2026 and 2025.
Other Income (Loss), Net
Other income (loss), net was a loss of $1.2 million for the three months ended March 31, 2026 due to $2.9 million in unrealized losses on our Canton Coin holdings and $0.4 million in losses from our equity method investments, partially offset by a $2.2 million net increase in fair value in our investment in Canton Strategic Holdings, Inc. (formerly known as Tharimmune, Inc.). Other income was $4.2 million for the three months ended March 31, 2025 due to unrealized gains on our Canton Coin holdings.
Income Taxes
Income tax expense increased by $16.5 million or 30.9% to $69.8 million for the three months ended March 31, 2026 compared to $53.3 million for the three months ended March 31, 2025. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended March 31, 2026 was approximately 23.0%, compared with 24.0% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Intangible Income (“FDII”) deduction and benefits associated with purchasing transferable tax credits at a discount. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests and the FDII deduction.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during each of the three months ended March 31, 2026 and 2025. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
Liquidity and Capital Resources
Overview
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs to meet operating expenses, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash on hand, cash flows from operations and availability under the 2023 Revolving Credit Facility (as defined below in “— Factors Influencing Our Liquidity and Capital Resources — Indebtedness”) and their sufficiency to fund our operating and investing activities.
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
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $1.9 billion and $2.1 billion, respectively. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”
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
Cash Dividends
On April 29, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the second quarter of 2026. This dividend will be payable on June 15, 2026 to stockholders of record as of June 1, 2026.
In March 2026, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $29.8 million during the three months ended March 31, 2026.
Cash Distributions
On April 29, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $24.5 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of June 1, 2026 payable on June 11, 2026.
In March 2026, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $78.1 million during the three months ended March 31, 2026, including distributions to Tradeweb Markets Inc. of $70.4 million and distributions to non-controlling interests of $7.6 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
Share Repurchase Programs
The Company’s board of directors has authorized share repurchase programs from time to time, which authorize the repurchase of shares of the Company’s Class A common stock to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase the Company’s Class A common stock. Pursuant to these share repurchase programs, the Company may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs (including through the use of derivatives), pursuant to Rule 10b5-1 plans or through enhanced open-market repurchases (eOMR). Any share repurchases are conducted in compliance with applicable legal requirements and the manner, timing and amount of any repurchases are based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase programs do not require the Company to acquire a specific number of shares, have no termination date and may be suspended, amended or discontinued at any time.
On December 5, 2022, the board of directors authorized a share repurchase program for the purchase of up to $300.0 million of our Class A common stock (the “2022 Share Repurchase Program”). During the three months ended March 31, 2026, the Company acquired a total of 482,621 shares of Class A common stock at an average price of $105.10, for purchases totaling $50.7 million, pursuant to the 2022 Share Repurchase Program. As of March 31, 2026, a total of $23.2 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of our Class A common stock (the “2026 Share Repurchase Program”) once the 2022 Share Repurchase Program has been exhausted. As of March 31, 2026, a total of $500.0 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.

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
During the three months ended March 31, 2026, the Company withheld 765,130 shares of common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $111.06 and an aggregate value of $85.0 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of March 31, 2026, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $335.8 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of March 31, 2026, we expect to make tax receivable agreement liability payments of approximately $22.9 million within the next 12 months and approximately $312.9 million thereafter.
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
Indebtedness
As of March 31, 2026 and December 31, 2025, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of March 31, 2026, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of March 31, 2026, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Factors Influencing Our Liquidity and Capital Resources – Indebtedness” in Part II of our 2025 Form 10-K for additional details regarding the terms, restrictions and covenants applicable to the 2023 Revolving Credit Facility.
Operating Lease Obligations
We currently have operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. Our operating lease obligations are primarily related to rental payments under lease agreements for office space in the United States and the United Kingdom through May 2041.

As of March 31, 2026, our operating lease liabilities totaled $142.8 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $22.0 million and $175.3 million, respectively.
Capital Expenditures
Our business also requires continued investment in our technology for product innovation, proprietary technology architecture, operational reliability and cybersecurity. We expect total cash paid for capital expenditures and software development costs for fiscal year 2026 to be between $107 million and $117 million, compared to expenditures of $103.1 million in fiscal year 2025, with the midpoint of our 2026 capital expenditure guidance up approximately 9% versus fiscal year 2025 primarily driven by platform enhancements, infrastructure modernization and cybersecurity initiatives to support long-term growth.
As of March 31, 2026, we also had $5.0 million in unfunded capital commitments to our equity method investment.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of March 31, 2026 and December 31, 2025, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $86.9 million and $90.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
We self-clear wholesale U.S. Treasury trades executed by non-FICC members on our platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of March 31, 2026, we recorded a $131.3 million receivable and a $130.7 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $0.6 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of March 31, 2026 were fully settled during April 2026. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.

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
Our working capital as of March 31, 2026 and December 31, 2025 was as follows:

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Cash and cash equivalents	$1,937,301	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	131,252	8,630
Deposits with clearing organizations	57,346	58,282
Accounts receivable	351,009	257,845
Receivable and due from related parties	3,228	8,303
Current portion of other assets	73,025	71,239
Total current assets	2,554,161	2,490,038
Payable to brokers and dealers and clearing organizations	130,651	3,363
Accrued compensation	110,899	251,169
Deferred revenue	54,242	29,030
Payable and due to related parties	9,106	7,090
Current portion of:
Accounts payable, accrued expenses and other liabilities	150,450	182,583
Lease liabilities	14,827	11,912
Tax receivable agreement liability	22,881	36,290
Total current liabilities	493,056	521,437
Total working capital	$2,061,105	$1,968,601
Current Assets
Current assets increased to $2.6 billion as of March 31, 2026 from $2.5 billion as of December 31, 2025 primarily due to an increase in receivables from brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale transactions and a higher value of fails to deliver, all of which settled in April 2026, and an increase in accounts receivable resulting from an increase in revenues and timing of collections. These increases were partially offset by a decrease in cash and cash equivalents primarily due to annual bonus payments, payroll taxes paid on the vesting of stock-based compensation awards and the purchase of transferable tax credits during the three months ended March 31, 2026. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities decreased to $493.1 million as of March 31, 2026 from $521.4 million as of December 31, 2025 primarily due to a decrease in accrued compensation as a result of annual bonus payments, which occurred during the three months ended March 31, 2026, as well as a decrease in taxes payable as a result of the purchase of transferable tax credits and other tax payments during the three months ended March 31, 2026. This decrease was partially offset by an increase in payable to brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale transactions and a higher value of fails to receive, all of which settled in April 2026.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.

Cash Flows
Our cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$103,829	$60,207
Net cash used in investing activities	(77,301)	(14,817)
Net cash used in financing activities	(172,142)	(83,026)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,824)	3,789
Net increase (decrease) in cash, cash equivalents and restricted cash	$(147,438)	$(33,847)
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
Net cash provided by operating activities for the three months ended March 31, 2026 was $103.8 million, an increase of $43.6 million over the three months ended March 31, 2025, primarily driven by an increase in net income and a decrease in cash used to fund deposits with clearing organizations, partially offset by approximately $71 million in cash paid during the three months ended March 31, 2026 for the purchase of transferable tax credits related to our 2025 tax year obligations and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $77.3 million for the three months ended March 31, 2026, which consisted of $50.2 million of cash paid for investments, $17.5 million of capitalized software development costs and $9.6 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $14.8 million for the three months ended March 31, 2025, which consisted of $13.2 million of capitalized software development costs and $1.6 million of purchases of furniture, equipment, purchased software and leasehold improvements.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $172.1 million, and was primarily driven by $80.7 million in payroll tax payments for employee equity awards, net of proceeds from the related stock-based compensation option exercises, $53.3 million in share repurchases pursuant to our share repurchase programs, $29.8 million in cash dividends to our Class A and Class B common stockholders, $7.6 million in distributions to non-controlling interest holders and $0.7 million in payments due under our Tax Receivable Agreement. Net cash used in financing activities for the three months ended March 31, 2025 was $83.0 million, and was primarily driven by $46.1 million in payroll tax payments for employee equity awards, $25.6 million in cash dividends to our Class A and Class B common stockholders, $7.4 million in distributions to non-controlling interest holders and $3.1 million in payments due under our Tax Receivable Agreement.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Cash flow from operating activities	$103,829	$60,207
Less: Capitalization of software development costs	(17,514)	(13,172)
Less: Purchases of furniture, equipment and leasehold improvements	(9,596)	(1,645)
Free Cash Flow	$76,719	$45,390
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
The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands)
Net income	$233,167	$168,305
Merger and acquisition transaction and integration costs (1)	177	2,496
Interest income	(17,451)	(13,849)
Interest expense	624	587
Depreciation and amortization	60,709	62,699
Stock-based compensation expense (2)	656	594
Provision for income taxes	69,757	53,279
Foreign exchange (gains) / losses (3)	(9,112)	8,329
Tax receivable agreement liability adjustment (4)	—	—
Other (income) loss, net	1,156	(4,221)
Adjusted EBITDA	$339,683	$278,219
Less: Depreciation and amortization	(60,709)	(62,699)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	39,902	45,473
Adjusted EBIT	$318,876	$260,993
Net income margin	37.7%	33.0%
Adjusted EBITDA margin	55.0%	54.6%
Adjusted EBIT margin	51.6%	51.2%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2026 and 2025, this adjustment also includes $0.5 million and $0.6 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
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

	Three Months Ended
	March 31,
	2026	2025	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	55.0%	54.6%	+40 bps	+99 bps
Adjusted EBIT margin	51.6%	51.2%	+41 bps	+91 bps
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
The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$0.96	$0.69
Net income attributable to Tradeweb Markets Inc.	$205,284	$148,382
Net income attributable to non-controlling interests (1)	27,883	19,923
Net income	233,167	168,305
Provision for income taxes	69,757	53,279
Merger and acquisition transaction and integration costs (2)	177	2,496
D&A related to acquisitions and the Refinitiv Transaction (3)	39,902	45,473
Stock-based compensation expense (4)	656	594
Foreign exchange (gains) / losses (5)	(9,112)	8,329
Tax receivable agreement liability adjustment (6)	—	—
Other (income) loss, net	1,156	(4,221)
Adjusted Net Income before income taxes	335,703	274,255
Adjusted income taxes (7)	(80,569)	(68,564)
Adjusted Net Income	$255,134	$205,691
Adjusted Diluted EPS (8)	$1.08	$0.86
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
(4)Represents non-cash stock-based compensation expense associated with the Special Option Award and post-IPO options awarded in 2019 and payroll taxes associated with the exercise of such options. During the three months ended March 31, 2026 and 2025, this adjustment also includes $0.5 million and $0.6 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.0% and 25.0% applied to Adjusted Net Income before income taxes for the three months ended March 31, 2026 and 2025, respectively.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three months ended March 31, 2026 and 2025:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended
	March 31,
	2026	2025
Diluted weighted average shares of Class A and Class B common stock outstanding	213,324,648	214,895,418
Weighted average of other participating securities (1)	78,389	185,309
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,056,868	23,070,027
Adjusted diluted weighted average shares outstanding	236,459,905	238,150,754
Adjusted Net Income (in thousands)	$255,134	$205,691
Adjusted Diluted EPS	$1.08	$0.86
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

We earn fees from LSEG relating to the sale of market data to LSEG, which distributes that data. Included in these fees are real-time market data fees which are recognized monthly on a straight-line basis as LSEG receives and consumes the benefit evenly, over the contract period, as the data is provided, and fees for historical data sets which are recognized when the historical data set is provided to LSEG.
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
During each of the three months ended March 31, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2026, we granted 113,428 PSUs with a grant date fair value totaling $19.9 million, which will be amortized into expense on a straight-line basis through December 31, 2028. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.33% and a risk-free interest rate of 3.67%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three months ended March 31, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.
For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted in 2024 and after, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of March 31, 2026, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for the three months ended March 31, 2026 by approximately $5.1 million.

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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both March 31, 2026 and December 31, 2025, we had a $3.0 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
% of revenue denominated in foreign currencies (1)	33%	30%
% of operating expenses denominated in foreign currencies (2)	18%	15%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a loss of $1.5 million and a gain of $0.9 million during the three months ended March 31, 2026 and 2025, respectively.
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
Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Euros	$1.17	$1.05
British pound sterling	$1.35	$1.26
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three months ended March 31, 2026 and 2025:

	Three Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	March 31,
	2026	2025
Increase (decrease) in revenue	$6,700	$(4,200)
Increase (decrease) in operating income	$5,200	$(3,400)

The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	March 31,
	2026		2025
All currencies
Effect of 10% change on revenue	+/-	$22,400	+/-	$16,900
Effect of 10% change on operating income	+/-	$15,800	+/-	$12,000
Euros
Effect of 10% change on revenue	+/-	$20,300	+/-	$14,700
Effect of 10% change on operating income	+/-	$19,900	+/-	$14,300
British pound sterling
Effect of 10% change on revenue	+/-	$500	+/-	$900
Effect of 10% change on operating income	+/-	$4,300	+/-	$2,800
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2026 and December 31, 2025, the notional amount of our foreign currency forward contracts was $355.1 million and $339.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $5.5 million and a loss of $6.3 million during the three months ended March 31, 2026 and 2025, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of March 31, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.
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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of March 31, 2026 and December 31, 2025, the allowance for credit losses with regard to these receivables totaled $0.4 million and $0.6 million, respectively.
In the normal course of our business, we, as an agent, execute transactions with, and on behalf of, other brokers and dealers. If these transactions do not settle because of failure to perform by either counterparty, we may be obligated to discharge the obligation of the non-performing party and, as a result, may incur a loss if the market value of the instrument is different than the contractual amount. This credit risk exposure can be directly impacted by volatile trading markets, as our clients may be unable to satisfy their contractual obligations during volatile trading markets.
Additionally, in the normal course of business, the Company, as an introducing broker, executes transactions on behalf of or with clients of the Company, which are cleared by a clearing broker. Under the arrangement between the Company and the clearing broker, the Company is responsible for losses that may result from the clearing broker’s rejection, reversal or cancellation of a transaction. If there are temporary errors or delays in the processing or settlement of transactions, the clearing broker may require, usually with two business days’ notice, that the Company provide cash deposits until the errors are resolved.

We also have credit risk relating to our investments in a digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. In January 2026, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the three months ended March 31, 2026. See Note 10 – Fair Value of Financial Instruments and Other Assets to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There was no allowance for credit losses recorded on available-for-sale debt securities as of March 31, 2026 and December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as set forth in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes from the legal proceedings previously disclosed under the heading “Item 3. Legal Proceedings” in Part I of our 2025 Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in “Item 1A. Risk Factors” in Part I of our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, we repurchased the following shares of Class A common stock pursuant to the 2022 Share Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
January 1, 2026- January 31, 2026	482,621	$105.10	482,621	$23,237
February 1, 2026 - February 28, 2026	—	—	—	$523,237
March 1, 2026 - March 31, 2026	—	—	—	$523,237
Total	482,621	$105.10	482,621
(1)On December 5, 2022, our board of directors authorized the 2022 Share Repurchase Program for the purchase of up to $300.0 million of our Class A common stock, after completing in October 2022, the $150.0 million of total repurchases of Class A common stock authorized under our previous share repurchase program. As of March 31, 2026, $23.2 million remained available for repurchase pursuant to the 2022 Share Repurchase Program.
On February 5, 2026, our board of directors authorized the 2026 Share Repurchase Program for the purchase up to $500.0 million of our Class A common stock once the 2022 Share Repurchase Program has been exhausted. As of March 31, 2026, $500.0 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
Our share repurchase programs authorize the repurchase of shares of the Company’s Class A common stock to offset annual dilution from stock-based compensation plans, as well as to opportunistically repurchase our Class A common stock. Pursuant to these share repurchase programs, we may make repurchases in the open market, through privately negotiated transactions, through accelerated repurchase programs (including through the use of derivatives), pursuant to Rule 10b5-1 plans or through enhanced open-market repurchases (eOMR). Any share repurchases are conducted in compliance with applicable legal requirements and the manner, timing and amount of any repurchases are based on an evaluation of market conditions, stock price and other factors. Our share repurchase programs do not require the Company to acquire a specific number of shares, have no termination date and may be suspended, amended or discontinued at any time.
Each share of Class A common stock repurchased pursuant to our share repurchase programs was funded with the proceeds, on a dollar-for-dollar basis, from the repurchase by Tradeweb Markets LLC of an LLC Interest directly from the Corporation in order to maintain (subject to certain exceptions) the one-to-one ratio between outstanding shares of the Class A common stock and Class B common stock and the LLC Interests owned by the Corporation.
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs, PSUs and RSUs. During the three months ended March 31, 2026, the Company withheld 765,130 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Amendment and Restatement of Bylaws
On April 29, 2026, in connection with a periodic review of the bylaws of the Company, the board of directors approved and adopted an amendment and restatement of the Company’s Amended and Restated Bylaws (as so amended and restated, the “A&R Bylaws”). The A&R Bylaws became effective immediately upon approval by the board of directors.
Among other things, the amendments effected by the A&R Bylaws:
•add notice procedures for adjournments of virtual meetings of stockholders and eliminate the requirement that the list of stockholders be open to examination at meetings of stockholders, in each case, in accordance with 2022 amendments to the Delaware General Corporation Law (the “DGCL”);
•update certain procedural requirements related to director nominations and other proposals of business by stockholders in light of Rule 14a-19 under the Exchange Act and reflect certain other related changes, including: (1) requiring (i) additional background information and disclosures regarding stockholders proposing director nominations and other business, (ii) D&O questionnaires and certain representations from director nominees proposed by stockholders, including regarding compensation arrangements, indemnification, voting arrangements and compliance with applicable policies and (iii) certain disclosures regarding other persons related to a stockholder’s solicitation of proxies; (2) requiring that any stockholder submitting a notice of nomination or other business (i) make a representation and provide confirmation as to whether such stockholder intends to solicit proxies in support of the proposal, or in the case of nominations, in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 under the Exchange Act and the A&R Bylaws, and (ii) provide evidence that the stockholder has complied with such requirements; and (3) making clear that stockholders cannot nominate more directors than are to be elected at the applicable annual meeting;
•require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, which is reserved solely for use for solicitation by the board of directors;
•add Article III, Section 13 relating to emergency bylaws if a quorum cannot be readily convened for a meeting of the board of directors in the event of an emergency (as defined in the DGCL); and
•make certain other non-substantive, ministerial, clarifying and conforming changes, including updating references to Chair (vs. Chairman), adding “close of business” and “affiliate” definitions to advance notice provisions, adding a severability provision, and clarifying procedures around stockholders meetings, who can preside at board and stockholder meetings in the Chair’s absence, when stockholder votes can be disregarded, certain indemnification provisions, and certain officer provisions to provide additional flexibility.
The foregoing description of the A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.2*	Amended and Restated Bylaws of Tradeweb Markets Inc., effective April 29, 2026.

10.1†
Tradeweb Markets Inc. Amended and Restated Executive Severance Policy, effective as of February 5, 2026 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 5, 2026 (File No. 001-38860)).

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

TRADEWEB MARKETS INC.

April 29, 2026	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

April 29, 2026	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)