Form 10-Q
period 2026-06-30
Tradeweb Markets Inc.
filed 2026-07-30
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of July 23, 2026
Class A Common Stock, par value $0.00001 per share	114,038,202
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,056,868

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$2,057,929	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	11,491	8,630
Deposits with clearing organizations	55,477	58,282
Accounts receivable, net of allowance for credit losses of $209 and $587 at June 30, 2026 and December 31, 2025, respectively	309,368	257,845
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	80,742	78,193
Lease right-of-use assets	129,651	123,065
Software development costs, net of accumulated amortization	258,884	270,295
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,089,848	1,148,015
Receivable and due from related parties	7,016	8,303
Deferred tax asset	570,156	568,832
Digital assets and other investments at fair value	291,587	291,997
Other assets	237,582	140,249
Total assets	$8,250,843	$8,189,557

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$7,649	$3,363
Accrued compensation	158,766	251,169
Deferred revenue	38,368	29,030
Accounts payable, accrued expenses and other liabilities	175,244	183,970
Lease liabilities	150,337	139,168
Payable and due to related parties	11,160	7,090
Deferred tax liability	53,670	50,011
Tax receivable agreement liability	317,495	336,519
Total liabilities	912,689	1,000,320

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 114,140,240 and 115,502,689 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,056,868 and 5,056,868 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,931,516	4,895,810
Accumulated other comprehensive income (loss)	15,912	10,899
Retained earnings	1,687,101	1,601,044
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,634,531	6,507,755
Non-controlling interests	703,623	681,482
Total equity	7,338,154	7,189,237
Total liabilities and equity	$8,250,843	$8,189,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Transaction fees and commissions	$465,335	$429,768	$989,168	$851,112
Subscription fees	61,724	57,392	121,997	113,169
LSEG market data fees	26,496	20,569	53,238	49,494
Other	5,391	5,242	12,307	8,873
Total revenue	558,946	512,971	1,176,710	1,022,648

Expenses
Employee compensation and benefits	172,462	169,693	370,255	346,570
Depreciation and amortization	61,487	63,048	122,196	125,747
Technology and communications	41,976	30,212	81,525	58,940
General and administrative	16,616	29,984	28,560	49,724
Professional fees	12,765	14,159	25,089	26,617
Occupancy	8,378	6,022	16,570	11,096
Total expenses	313,684	313,118	644,195	618,694
Operating income	245,262	199,853	532,515	403,954
Interest income	18,151	14,972	35,602	28,821
Interest expense	(505)	(429)	(1,129)	(1,016)
Other income (loss), net	7,278	12,665	6,122	16,886
Income before taxes	270,186	227,061	573,110	448,645
Provision for income taxes	(63,500)	(51,539)	(133,257)	(104,818)
Net income	206,686	175,522	439,853	343,827
Less: Net income attributable to non-controlling interests	25,368	21,740	53,251	41,663
Net income attributable to Tradeweb Markets Inc.	$181,318	$153,782	$386,602	$302,164

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.85	$0.72	$1.82	$1.42
Diluted	$0.85	$0.71	$1.81	$1.40
Weighted average shares outstanding:
Basic	212,463,597	213,339,761	212,573,754	213,214,326
Diluted	212,795,141	214,971,946	213,059,281	214,934,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$206,686	$175,522	$439,853	$343,827
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and six months ended June 30, 2026 and 2025	(232)	10,250	(4,322)	16,214
Unrealized gain on available-for-sale debt security, net of tax expense of $3,004, $741, $3,268 and $799 for the three and six months ended June 30, 2026 and 2025, respectively	9,398	(366)	10,224	2,726
Other comprehensive income (loss), net of tax	9,166	9,884	5,902	18,940

Comprehensive income	215,852	185,406	445,755	362,767
Less: Net income attributable to non-controlling interests	25,368	21,740	53,251	41,663
Less: Other comprehensive income (loss) attributable to non-controlling interests	1,170	1,042	875	1,927
Comprehensive income attributable to Tradeweb Markets Inc.	$189,314	$162,624	$391,629	$319,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$1	$—	$—	$4,895,810	$10,899	$1,601,044	$681,482	$7,189,237
Issuance of common stock from equity incentive plans	—	—	—	—	2,983	—	—	—	2,983
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(50,724)	—	(50,724)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	34,905	—	—	—	34,905
Adjustments to non-controlling interests	—	—	—	—	12,037	3	—	(12,040)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,646)	(7,646)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,770)	—	(29,770)
Stock-based compensation expense	—	—	—	—	25,728	—	—	—	25,728
Payroll taxes paid for stock-based compensation	—	—	—	—	(84,978)	—	—	—	(84,978)
Net income	—	—	—	—	—	—	205,284	27,883	233,167
Other comprehensive income (loss)	—	—	—	—	—	(2,969)	—	(295)	(3,264)
Balance at March 31, 2026	$1	$1	$—	$—	$4,886,485	$7,933	$1,725,834	$689,384	$7,309,638
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(190,317)	—	(190,317)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	4,463	—	—	—	4,463
Adjustments to non-controlling interests	—	—	—	—	9,920	(17)	—	(9,903)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,396)	(2,396)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,734)	—	(29,734)
Stock-based compensation expense	—	—	—	—	30,798	—	—	—	30,798
Payroll taxes paid for stock-based compensation	—	—	—	—	(150)	—	—	—	(150)
Net income	—	—	—	—	—	—	181,318	25,368	206,686
Other comprehensive income (loss)	—	—	—	—	—	7,996	—	1,170	9,166
Balance at June 30, 2026	$1	$1	$—	$—	$4,931,516	$15,912	$1,687,101	$703,623	$7,338,154
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

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net income	$439,853	$343,827
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	122,196	125,747
Stock-based compensation expense	54,865	49,096
Digital assets received as revenue	(5,366)	(2,058)
Deferred taxes	38,417	14,764
Other (income) loss, net	(6,122)	(16,886)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	1,425	(387)
Deposits with clearing organizations	2,734	(11,916)
Accounts receivable	(53,730)	(35,246)
Receivable and due from related parties/payable and due to related parties, net	5,253	20,633
Deferred tax asset as a result of transferable tax credit purchase	—	17,646
Other assets	(15,277)	(28,728)
Increase (decrease) in operating liabilities:
Accrued compensation	(91,877)	(67,499)
Deferred revenue	9,397	9,505
Accounts payable, accrued expenses and other liabilities	(3,832)	50,896
Net cash provided by operating activities	497,936	469,394
Cash flows from investing activities
Cash paid for investments	(56,878)	(20,000)
Purchases of furniture, equipment, software and leasehold improvements	(17,929)	(7,110)
Capitalized software development costs	(36,410)	(29,764)
Net cash used in investing activities	(111,217)	(56,874)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(240,549)	(844)
Proceeds from stock-based compensation exercises	2,983	—
Dividends	(59,504)	(51,179)
Distributions to non-controlling interests	(10,042)	(12,528)
Payroll taxes paid for stock-based compensation	(85,128)	(47,766)
Payments on tax receivable agreement liability	(19,024)	(21,437)
Net cash used in financing activities	(411,264)	(133,754)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,265)	11,053
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,810)	289,819
Cash, cash equivalents and restricted cash
Beginning of period	2,085,739	1,341,302
End of period	$2,058,929	$1,631,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$112,901	$45,095
Cash paid for interest	$1,118	$1,736
Non-cash investing and financing activities
Equity securities received upon conversion of receivables	$39,755	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$587	$926
Unsettled share repurchases and excise tax included in other liabilities	$3,330	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$39,368	$25,478

	June 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$2,057,929	$2,084,739
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash	$2,058,929	$2,085,739

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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of both June 30, 2026 and December 31, 2025, Tradeweb Markets Inc. owned 90.2% of TWM LLC and the non-controlling interest holders owned the remaining 9.8% of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
•Tradeweb Information Technology Services (Shanghai) Co., Ltd., a wholly-owned foreign enterprise (“WOFE”) in China. Its business scope includes information, data and technology related services including development, sales, import and export and consulting. The Tradeweb offshore electronic trading platform is recognized by the People’s Bank of China (“PBOC”) for the provision of Bond Connect, CIBM Direct RFQ and Swap Connect.
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
•Tradeweb Brasil Ltda. (“TWB”), a limited liability company incorporated in Sao Paulo, Brazil.
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
•TW Global Capability Centre Private Limited (“TWGC”), a private limited company based in Bangalore, India, operates as a support center for various administrative functions.
In August 2024, the Company acquired Institutional Cash Distributors (“ICD”) by purchasing all of the outstanding equity interests of each of ICD Intermediate Holdco 1, LLC, SCIC - ICD Blocker 1, Inc. and Parthenon Investors V ICD Blocker, Inc. (the “ICD Acquisition”). ICD is an institutional investment technology provider for corporate treasury organizations trading short-term investments. ICD’s flagship products include the ICD Portal and ICD Portfolio Analytics. The portal is a one-stop shop to research, trade, analyze and report on investments across more than 40 available investment providers primarily offering money market funds and access to other short term products including deposits, fixed term funds and separately managed accounts (“SMAs”) (collectively referred to herein as “money market funds”). Portfolio Analytics is an AI-driven cloud solution for aggregating positions across a corporate treasury’s entire portfolio for analysis and reporting. With the 2024 acquisition of ICD and its proprietary technology, the Company added “corporates” as a client channel, serving corporate treasury professionals, complementing the Company’s previously existing focus on institutional, wholesale and retail clients.
In January 2024, the Company acquired R8FIN Holdings LP (together with its subsidiaries, “r8fin”) (the “r8fin Acquisition”). r8fin provides a suite of algorithmic-based tools as well as a thin-client execution management system (“EMS”) trading application to facilitate futures and cash trades. The r8fin solutions complement Tradeweb’s Active Streams, Central Limit Order Book (“CLOB”), Request-for-Quote (“RFQ”) and Automated Intelligent Execution (“AiEX”) offerings.
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
As of June 30, 2026:
•The public investors collectively owned 114,140,240 shares of Class A common stock, representing 9.9% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 48.7% of the economic interest in TWM LLC;
•LSEG indirectly owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, collectively representing 90.0% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.2% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 68,539 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 were impacted by 51,400 and 64,857, respectively, of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and six months ended June 30, 2026 also include 331,544 and 485,527, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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
As of June 30, 2026 and December 31, 2025, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $104.3 million and $96.7 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $7.2 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively, and $14.4 million and $12.0 million for the six months ended June 30, 2026 and 2025, respectively.

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
As of June 30, 2026 and December 31, 2025, accumulated amortization related to software development costs totaled $436.6 million and $387.1 million, respectively. Amortization expense for software development costs was $25.2 million and $22.6 million for the three months ended June 30, 2026 and 2025, respectively, and $49.6 million and $44.5 million for the six months ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, accumulated amortization related to intangible assets totaled $857.9 million and $799.7 million, respectively. Amortization expense for definite-lived intangible assets was $29.1 million and $34.6 million for the three months ended June 30, 2026 and 2025, respectively, and $58.2 million and $69.2 million for the six months ended June 30, 2026 and 2025, respectively.

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
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a loss of $0.3 million and a gain of $1.7 million during the three months ended June 30, 2026 and 2025, respectively, and a loss of $1.8 million and a gain of $2.6 million during the six months ended June 30, 2026 and 2025, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $4.7 million and a loss of $14.5 million during the three months ended June 30, 2026 and 2025, respectively, and a gain of $10.2 million and a loss of $20.8 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying condensed consolidated statements of financial condition. See Note 10 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and six months ended June 30, 2026 or 2025.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026 or 2025. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.

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
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 adds a new scope exception to derivative accounting guidance for non-exchange traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price or market index, (2) variables based on the price or performance (including default) of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity and (4) call and put options on debt instruments. The ASU also clarifies that an entity should apply the guidance from revenue from contracts with customers, including the non-cash consideration guidance therein, to a contract with share-based non-cash consideration from a customer for the transfer of goods or services unless and until the entity’s right to receive or retain the share-based non-cash consideration is unconditional. ASU 2025-07 is effective for the Company’s interim and annual reporting periods beginning on January 1, 2027. The guidance may be applied on a prospective or modified retrospective basis and early adoption is permitted. During the second quarter of 2026, the Company early adopted ASU 2025-07 on a prospective basis to new contracts entered into on or after January 1, 2026. The adoption of ASU 2025-07 did not have a material impact on the Company’s consolidated financial statements.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both June 30, 2026 and December 31, 2025, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
The Company also earns revenue for performing services as a Super Validator and Validator on the Canton Network, (collectively, “Validator Revenue”), included as a component of other revenue on the condensed consolidated statements of income. As a Super Validator and Validator, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these services, the Company earns Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium, the amount of time that the Company’s nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day) in comparison to other network participants, the network designated weight of each of the Company’s validators and, beginning in the second quarter of 2026, the Company’s elected tier within the long-term locking commitment framework for Super Validators. Since the Canton Network is not an entity, it may not meet the definition of a customer in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”). As a result, the Company has determined that, in the absence of a contract with a customer, it applies ASC 606, ‘by analogy’ to its Validator Revenue, considering the Canton Network’s protocol as a contract-like arrangement. Each block creation or validation round is considered a separate performance obligation and the Validator Revenue is recognized at the point in time when the validation round is complete and the Canton Coins are transferred into the Company’s digital wallet at the end of the round. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile.
Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$414,226	$51,109	$380,148	$49,620
Subscription fees	500	61,224	440	56,952
LSEG market data fees	—	26,496	—	20,569
Other (1)	2,434	2,957	2,275	2,967
Total revenue	$417,160	$141,786	$382,863	$130,108
(1)Amounts include Validator Revenue totaling $1.7 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$887,324	$101,844	$758,905	$92,207
Subscription fees	1,000	120,997	900	112,269
LSEG market data fees	—	53,238	—	49,494
Other (1)	6,528	5,779	3,067	5,806
Total revenue	$894,852	$281,858	$762,872	$259,776
(1)Amounts include Validator Revenue totaling $5.4 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue on the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2025	$29,030
New billings	133,936
Revenue recognized	(124,496)
Effect of foreign currency exchange rate changes	(102)
Deferred revenue balance - June 30, 2026	$38,368
During the six months ended June 30, 2026, the Company recognized into revenue $22.1 million in deferred revenue that was deferred as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized into revenue $25.6 million in deferred revenue that was deferred as of December 31, 2024.
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
The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 23.5% and 22.7%, respectively. The effective tax rate for the three months ended June 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction and benefits associated with purchasing transferable tax credits at a discount. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.
The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 23.3% and 23.4%, respectively. The effective tax rate for the six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the FDDEI deduction and benefits associated with purchasing transferable tax credits at a discount. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.

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
The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes on the condensed consolidated statements of income in the period in which the change occurs. As of June 30, 2026 and December 31, 2025, the tax receivable agreement liability on the condensed consolidated statements of financial condition totaled $317.5 million and $336.5 million, respectively. During each of the three and six months ended June 30, 2026 and 2025, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
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
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	June 30, 2026		June 30, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	211,031,727	90.2%	213,345,171	90.2%
Number of LLC Interests held by non-controlling interests	23,056,868	9.8%	23,062,538	9.8%
Total LLC Interests outstanding	234,088,595	100.0%	236,407,709	100.0%

LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Markets Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$181,318	$153,782	$386,602	$302,164
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	9,920	(2,544)	21,957	1,251
Net transfers (to) from non-controlling interests	9,920	(2,544)	21,957	1,251
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$191,238	$151,238	$408,559	$303,415
8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and there have been no changes to those rights and privileges during the six months ended June 30, 2026.
Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2025	115,502,689	96,933,192	18,000,000	5,056,868	235,492,749
Issuance of common stock from equity incentive plans	1,015,893	—	—	—	1,015,893
Share repurchases pursuant to share repurchase programs	(482,621)	—	—	—	(482,621)
Balance at March 31, 2026	116,035,961	96,933,192	18,000,000	5,056,868	236,026,021
Issuance of common stock from equity incentive plans	12,587	—	—	—	12,587
Share repurchases pursuant to share repurchase programs	(1,908,308)	—	—	—	(1,908,308)
Balance at June 30, 2026	114,140,240	96,933,192	18,000,000	5,056,868	234,130,300

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111
Activities related to exchanges of LLC Interests	4,000	—	—	(4,000)	—
Issuance of common stock from equity incentive plans	10,303	—	—	—	10,303
Balance at June 30, 2025	116,453,684	96,933,192	18,000,000	5,062,538	236,449,414

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
During the three months ended June 30, 2026, the Company granted 13,295 RSUs at a weighted-average grant-date fair value per share of $111.98. No PRSUs or PSUs were granted during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company granted 469,654 RSUs, 230,632 PRSUs and 113,428 PSUs at a weighted-average grant-date fair value per share of $123.52, $124.42 and $175.62, respectively.
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

	March 15, 2026 PSU Grant	March 17, 2025 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.33%	25.04%
Risk-Free Interest Rate	3.67%	3.95%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Total stock-based compensation expense	$29,805	$26,909	$54,865	$49,096
The stock-based compensation expense above excludes $1.0 million and $0.8 million of stock-based compensation expense capitalized to software development costs during the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively.

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
On December 5, 2022, the board of directors authorized a share repurchase program for the purchase of up to $300.0 million of the Company’s Class A common stock (the “2022 Share Repurchase Program”), after completing in October 2022, the $150.0 million of total repurchases of the Company’s Class A common stock authorized under its previous share repurchase program. During the three and six months ended June 30, 2026, the Company acquired a total of 223,407 and 706,028 shares, respectively, of Class A common stock at an average price of $104.01 and $104.76, respectively, for purchases totaling $23.2 million and $74.0 million, respectively, pursuant to the 2022 Share Repurchase Program. As of June 30, 2026, no shares remained available for repurchase pursuant to the 2022 Share Repurchase Program.
On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s Class A common stock (the “2026 Share Repurchase Program”), which became available once the 2022 Share Repurchase Program was exhausted. During both the three and six months ended June 30, 2026, the Company acquired a total of 1,684,901 shares of Class A common stock at an average price of $98.35, for purchases totaling $165.7 million, pursuant to the 2026 Share Repurchase Program. As of June 30, 2026, a total of $334.3 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
During both the three and six months ended June 30, 2026, the Company incurred $1.4 million in excise tax associated with share repurchases during the period. There were no share repurchases during the three or six months ended June 30, 2025.
Other Share Repurchases
During the three months ended June 30, 2026 and 2025, the Company withheld 1,499 and 309 shares, respectively, of Class A common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $100.34 and $141.55, respectively, and an aggregate value of approximately $150,000 and $44,000, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the six months ended June 30, 2026 and 2025, the Company withheld 766,629 and 346,528 shares, respectively, of Class A common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $111.04 and $137.46, respectively, and an aggregate value of $85.1 million and $47.6 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of PRSUs, PSUs and RSUs and such shares were not withheld in connection with the share repurchase programs discussed above.

9.    Related Party Transactions
From time to time, the Company enters into transactions with its related parties which are considered to be related party transactions. As of June 30, 2026 and December 31, 2025, the following balances relating to transactions with such related parties were included in the condensed consolidated statements of financial condition in the following line items:

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Accounts receivable	$20	$56
Receivable and due from related parties	7,016	8,303
Other assets (1)	43,758	4,472
Deferred revenue	7,950	—
Payable and due to related parties	11,160	7,090
(1)As of June 30, 2026 and December 31, 2025, other assets included an equity method investment of $3.6 million and $4.5 million, respectively, representing a 50% equity interest in iAltA Capital Markets, LLC (“iAltA Capital”), in which an entity affiliated with a member of the Company’s board of directors is the other 50% investor (“iAltA Holdings”) and the Company’s director is also the Chief Executive Officer of both iAltA Capital and iAltA Holdings. As of June 30, 2026, other assets also included other equity investments totaling $40.2 million, through which the Company is able to exert significant influence over the investee’s operating and financial policies and are therefore also considered related parties.
The following amounts relating to transactions with such related parties were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue:
Subscription fees	$364	$239	$656	$565
LSEG market data fees (1)	26,496	20,569	53,238	49,494
Other fees	255	156	381	303
Expenses: (2)
Employee compensation and benefits (3)	(13)	—	(60)	—
Technology and communications	7,124	1,884	14,131	4,024
General and administrative	—	3	—	5
Professional fees	—	205	—	281
Occupancy	19	16	39	39
Non-operating income:
Other income (loss), net (4)	(482)	—	(911)	—
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
In addition to the above, the Company also periodically does business with certain entities with which its directors are affiliated. During the three and six months ended June 30, 2026 and 2025, such transactions have not had, and are not currently expected to have, a material impact on the Company’s condensed consolidated financial statements.

10.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of June 30, 2026
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,846,688	$—	$—	$1,846,688
Investment in available for sale debt securities (1)	—	38,615	—	38,615
Investment in equity securities (1)	8,391	14,535	—	22,926
Digital assets – Canton Coins (1)	230,046	—	—	230,046
Receivable and due from related parties – Foreign exchange derivative contracts	—	6,857	—	6,857
Total assets measured at fair value	$2,085,125	$60,007	$—	$2,145,132

As of December 31, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,810,560	$—	$—	$1,810,560
Investment in available for sale debt securities (1)	—	—	24,857	24,857
Digital asset loan receivable (1)	—	24,411	—	24,411
Digital assets – Canton Coins (1)	242,729	—	—	242,729
Total assets measured at fair value	$2,053,289	$24,411	$24,857	$2,102,557

Liabilities
Payable and due to related parties – Foreign exchange derivative contracts	$—	$6,657	$—	$6,657
Total liabilities measured at fair value	$—	$6,657	$—	$6,657
(1)Included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition.
Cash Equivalents
The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investments in Available-for-Sale Debt Securities
In April 2024, the Company made a strategic investment in a convertible note with a principal amount and original amortized cost basis of $10.0 million. The investment was made as part of the Company’s broader initiative to support the digitization of capital markets through the adoption of blockchain technology. The convertible note accrued interest at a rate of 5% per annum, compounded annually, and was scheduled to mature on the earliest to occur of January 19, 2027, an event of default or a change in control as each term was defined in the convertible note. In the fourth quarter of 2025, the issuer announced that it entered into a definitive business combination agreement through which the issuer would become a publicly-listed company (the “Merger Transaction”), subject to customary closing conditions and regulatory approvals, at a $1.25 billion pre-money equity value, subject to customary valuation adjustments. The Merger Transaction closed on July 1, 2026. The completion of the Merger Transaction on July 1, 2026, triggered the conversion of the convertible note and accrued interest, which resulted in the Company receiving 2.9 million shares of common stock in the post-merger public company Securitize Corp. (ticker symbol “SECZ”). The Company’s shares of SECZ common stock are subject to a lock-up agreement with certain restrictions on the Company’s ability to transfer, dispose or otherwise transact through December 2026, subject to certain exceptions.
Prior to conversion, and as of June 30, 2026, the convertible note was accounted for as an available-for-sale debt security and the convertible note and accrued interest was included within digital assets and other investments at fair value on the accompanying condensed consolidated statements of financial condition at a fair value of $38.6 million and $24.9 million as of June 30, 2026 and December 31, 2025, respectively. The convertible note, including accrued interest, had an amortized cost basis of $11.1 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively. There were no credit losses recorded on the convertible note during the three or six months ended June 30, 2026 and 2025. During the three and six months ended June 30, 2026 and 2025, the Company recorded unrealized gains of $12.4 million, $0.4 million, $13.5 million and $3.5 million, respectively, as a component of other comprehensive income related to an increase in fair value of the convertible note during the periods. During the second quarter of 2026, the convertible note was reclassified from Level 3 to Level 2 of the fair value hierarchy as the valuation as of June 30, 2026 was based primarily on observable inputs from a comparable security. Previously, the convertible note was valued based on a probability-weighted expected return model that required assumptions that were both significant and unobservable.
Canton Coins
The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. Beginning in the third quarter of 2024, the Company began earning and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the second quarter of 2026, the Canton Network implemented a long-term locking and commitment framework for Super Validators (the “Locking Commitment”) designed to align Super Validator incentives with the long-term success of the Canton Network and create visible, on-chain commitment of the Super Validators to the Canton Network. To continue earning Canton Coins for its function as a Super Validator, the Locking Commitment requires Super Validators, including the Company, to lock a defined percentage of its aggregate lifetime Canton Coins earned for its function as a Super Validator (the “Lifetime Super Validator Coins”). Beginning in the second quarter of 2026, the amount of Super Validator weight assigned to the Company is based in part on the tiered percentage Locking Commitment elected by the Company. The Locking Commitment percentages step down over time and are scheduled to end in mid-2029. While Canton Coins are locked, they may not be transferred to third parties and once an election to unlock is made, 1/365 of the requested unlock amount becomes liquid each day (the “Canton Coin Lockup Restrictions”). As of June 30, 2026, the Company has elected Tier 1 of the Locking Commitment framework which allows it to retain 100% of its current Super Validator weight, and, as a result, 70% of its Lifetime Super Validator Coins are subject to the Canton Coin Lockup Restrictions.
During the three and six months ended June 30, 2026 and 2025, the Company recognized $1.7 million, $1.8 million, $5.4 million and $2.1 million, respectively, in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator on the Canton Network.

The following table presents the Company’s Canton Coin holdings as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins (1)	1.6 billion	$16,827	$230,046	1.6 billion	$11,461	$242,729
(1)As of June 30, 2026, the Company was restricted from transferring to third parties a total of 1.3 billion of its Canton Coins valued at $181.6 million as a result of its election under the Canton Coin Lockup Restrictions described above, which could affect the Company’s ability to sell these assets, including during periods of price volatility or reduced liquidity. The Company had no restrictions on its ability to transfer any of its Canton Coins as of December 31, 2025.
In November 2025, the Canton Coin began spot trading across several global digital asset exchanges and therefore its valuation was transferred from Level 3 to Level 1 of the fair value hierarchy as a result of the increase in observable pricing available from active markets. As of June 30, 2026 and December 31, 2025, the Company’s Canton Coin holdings were measured at fair value using quoted prices from the Company’s principal market for the sale of Canton Coins at the time of measurement.
During the three and six months ended June 30, 2026 and 2025, the Company recognized an unrealized loss of $15.1 million, an unrealized gain of $18.1 million, an unrealized loss of $18.0 million and an unrealized gain of $22.3 million, respectively, related to changes in the fair value of Canton Coins included as a component of other income (loss), net on the condensed consolidated statements of income. There were no material realized gains or realized losses recorded on the disposition of Canton Coins during each of the three and six months ended June 30, 2026 and 2025.
Investment in Canton Strategic Holdings
In November 2025, the Company exchanged approximately 161 million Canton Coins for 8.1 million pre-funded warrants (“PFWs”), which upon exercise, entitle the Company the right to receive an equivalent number of shares of common stock of Canton Strategic Holdings, Inc. (formerly known as Tharimmune, Inc.) (“CNTN”). The exercisability of the PFWs was contingent on the approval of CNTN’s shareholders and if shareholder approval was not obtained by May 13, 2026, the PFWs would have been terminated and the Company would have been entitled to the receipt of the 161 million Canton Coins originally pre-funded. On the date of the exchange, both the 161 million Canton Coins and the 8.1 million PFWs were valued at approximately $25.0 million.
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
During both the three and six months ended June 30, 2026, the Company exercised 3.0 million of its PFWs into an equivalent number of shares of CNTN common stock.

Subsequent to the January 30, 2026 approval of CNTN’s shareholders, the PFWs and any shares of CNTN common stock held are both accounted for as an equity security with a readily determinable fair value and included as a component of digital assets and other investments at fair value on the condensed consolidated statements of financial condition. The publicly traded shares of CNTN common stock are classified within Level 1 of the fair value hierarchy while the PFWs are measured at fair value based on the quoted public share price of CNTN common stock and are therefore classified within Level 2 of the fair value hierarchy as of June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized unrealized losses totaling $3.7 million and $16.8 million, respectively, related to changes in the fair value of the PFWs and shares of CNTN common stock, included as a component of other income (loss), net on the condensed consolidated statements of income.
As of June 30, 2026, the PFWs are not able to be sold or transferred by the Company.
Level 3 Roll Forward
The following table presents a summary of the changes in fair value for Level 3 assets during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Investments in Available for Sale Debt Securities
Beginning balance	$26,076	$13,627	$24,857	$10,354
Transfer out of Level 3 (1)	(26,076)	—	(24,857)	—
Additions	—	130	—	253
Dispositions	—	—	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	—	375	—	3,525
Ending balance	$—	$14,132	$—	$14,132

Digital Assets – Canton Coins
Beginning balance		$5,375		$852
Additions		1,756		2,058
Dispositions		—		—
Total realized and unrealized gains included in other income (loss), net		18,065		22,286
Ending balance		$25,196		$25,196
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
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, on the accompanying condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$357,502	$339,794
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$4,672	$(14,488)	$10,203	$(20,808)
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value on the condensed consolidated statements of financial condition as of June 30, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of June 30, 2026
Assets
Cash and restricted cash	$212,241	$212,241	$—	$—	$212,241
Receivable from brokers and dealers and clearing organizations	11,491	—	11,491	—	11,491
Deposits with clearing organizations	55,477	55,477	—	—	55,477
Accounts receivable	309,368	—	309,368	—	309,368
Other assets – Memberships in clearing organizations	3,269	—	—	3,269	3,269
Total	$591,846	$267,718	$320,859	$3,269	$591,846

Liabilities
Payable to brokers and dealers and clearing organizations	$7,649	$—	$7,649	$—	$7,649
Total	$7,649	$—	$7,649	$—	$7,649

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of December 31, 2025
Assets
Cash and restricted cash	$275,179	$275,179	$—	$—	$275,179
Receivable from brokers and dealers and clearing organizations	8,630	—	8,630	—	8,630
Deposits with clearing organizations	58,282	58,282	—	—	58,282
Accounts receivable	257,845	—	257,845	—	257,845
Other assets – Memberships in clearing organizations	3,127	—	—	3,127	3,127
Total	$603,063	$333,461	$266,475	$3,127	$603,063

Liabilities
Payable to brokers and dealers and clearing organizations	$3,363	$—	$3,363	$—	$3,363
Total	$3,363	$—	$3,363	$—	$3,363
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
As of June 30, 2026 and December 31, 2025, the Company held equity method investments totaling $23.7 million and $4.5 million, respectively, included as a component of other assets on the condensed consolidated statements of financial condition. As of both June 30, 2026 and December 31, 2025, the Company also had $5.0 million in unfunded capital commitments related to its equity method investments. During the three and six months ended June 30, 2026, the Company recognized an equity pickup loss of $0.5 million and $0.9 million, respectively, included in other income (loss), net in the condensed consolidated statements of income, relating to its pro rata share of operating performance of its equity method investments. No income or loss from equity method investments was recognized during the three or six months ended June 30, 2025. There were no impairments recorded on equity method investments during the three or six months ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the Company held minority equity investments in various companies without readily determinable fair values totaling $108.1 million and $44.8 million, respectively, included as a component of other assets on the condensed consolidated statements of financial condition.

During the three and six months ended June 30, 2026, and as of May 2026, the Company recorded unrealized gains totaling $26.6 million on its minority equity investments based on the price from observable transactions of similar investments of the same issuers. The unrealized gains are included in other income (loss) in the consolidated statements of income. There were no impairments on minority equity investments during the three or six months ended June 30, 2026. During the three and six months ended June 30, 2025, and as of June 30, 2025, the Company recorded an impairment totaling $5.4 million on a minority equity investment, as the investment’s carrying amount exceeded its fair value. The investment impairment is included in other income (loss) in the condensed consolidated statements of income. The investment’s fair value was determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs included a discount rate of 25.0% and a perpetual growth rate of 3.0%. Cumulative impairments on minority equity investments held as of June 30, 2026 totaled $22.7 million. Cumulative unrealized gains on minority equity investments held as of June 30, 2026 totaled $30.9 million.
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
The Company self-clears wholesale U.S. Treasury trades executed on its platform by non-FICC members. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of June 30, 2026, the Company recorded an $11.5 million receivable and a $7.6 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $3.8 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of June 30, 2026 were fully settled during July 2026.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. As further described in Note 10 – Fair Value of Financial Instruments and Other Assets, in January 2026, upon CNTN shareholder approval for the issuance of the PFWs, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the six months ended June 30, 2026. There was no allowance for credit losses recorded on available-for-sale debt securities as of June 30, 2026 and December 31, 2025 and there was no credit loss expense recognized during each of the three and six months ended June 30, 2026 and 2025.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of June 30, 2026 and December 31, 2025, the Company maintained an allowance for credit losses with regard to its receivables of $0.2 million and $0.6 million, respectively. During the three months ended June 30, 2026, recoveries resulted in a reversal of credit loss expense relating to receivables totaling $0.2 million and during the three months ended June 30, 2025, credit loss expense was $2,000. During the six months ended June 30, 2026 and 2025, recoveries resulted in a reversal of credit loss expense relating to receivables totaling $0.3 million and $0.2 million, respectively.
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
As of both June 30, 2026 and December 31, 2025, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of June 30, 2026:

Amount
(dollars in thousands)
Remainder of 2026	$11,952
2027	23,093
2028	19,533
2029	17,158
2030	11,662
Thereafter	122,431
Total future lease payments	205,829
Less imputed interest	(55,492)
Lease liability	$150,337

13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$181,318	$153,782	$386,602	$302,164
Less: Distributed and undistributed earnings allocated to participating securities (1)	(44)	(117)	(118)	(225)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$181,274	$153,665	$386,484	$301,939

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	212,463,597	213,339,761	212,573,754	213,214,326
Dilutive effect of PRSUs	—	450,980	—	442,710
Dilutive effect of options	150,786	292,392	185,048	291,132
Dilutive effect of RSUs and RSAs	154,020	330,102	277,543	441,924
Dilutive effect of PSUs	26,738	558,711	22,936	544,286
Weighted average shares of Class A and Class B common stock outstanding - Diluted	212,795,141	214,971,946	213,059,281	214,934,378

Earnings per share - Basic	$0.85	$0.72	$1.82	$1.42
Earnings per share - Diluted	$0.85	$0.71	$1.81	$1.40
(1)During the three months ended June 30, 2026 and 2025, there was a total of 51,400 and 162,433, respectively, and during the six months ended June 30, 2026 and 2025, there was a total of 64,857 and 173,894, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs and RSAs	509,097	3,460	491,178	3,460
PSUs	—	—	—	—
LLC Interests	23,056,868	23,063,153	23,056,868	23,066,571
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

14.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company's foreign subsidiaries are subject to financial resource requirements from their local regulators. At June 30, 2026 and December 31, 2025, the regulatory capital requirements and regulatory capital for these entities are as follows:

	June 30, 2026			December 31, 2025
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$86,497	$3,933	$82,564	$65,479	$5,296	$60,183
DW	279,993	2,233	277,760	260,326	3,131	257,195
TWD	53,243	1,285	51,958	54,479	1,458	53,021
TEL	133,128	32,541	100,587	94,572	33,184	61,388
TWJ	9,282	3,079	6,203	10,619	2,705	7,914
TWEU	11,681	6,535	5,146	8,253	7,483	770
TESL	6,983	992	5,991	6,889	1,177	5,712
TESBV	8,596	3,990	4,606	8,527	4,028	4,499
YB	9,048	438	8,610	9,932	—	9,932
TDIFC	712	30	682	283	30	253
ICDLC	11,662	799	10,863	10,349	766	9,583
ICDLT	9,143	4,539	4,604	7,992	4,126	3,866
TWSA	152	62	90	735	63	672
TAPL	115	39	76	148	39	109
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026			December 31, 2025
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$89,299	$19,000	$70,299	$68,063	$18,000	$50,063
DW SEF	16,060	8,787	7,273	15,027	8,511	6,516

	June 30, 2026			December 31, 2025
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$41,534	$4,750	$36,784	$34,190	$4,500	$29,690
DW SEF	11,769	2,197	9,572	10,664	2,128	8,536

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
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenues
Institutional	$355,355	$321,943	$760,280	$630,014
Wholesale	109,609	101,242	225,196	203,529
Retail	33,064	37,584	66,499	73,479
Corporates	23,630	21,785	50,520	46,502
Market Data	37,288	30,417	74,215	69,124
Total revenue	558,946	512,971	1,176,710	1,022,648
Less:
Employee compensation and benefits	172,462	169,693	370,255	346,570
Technology and communications	41,976	30,212	81,525	58,940
General and administrative	16,616	29,984	28,560	49,724
Professional fees	12,765	14,159	25,089	26,617
Occupancy	8,378	6,022	16,570	11,096
Other segment items (1)	100,063	87,379	214,858	185,874
Net income	$206,686	$175,522	$439,853	$343,827
(1)Other segment items include depreciation and amortization, the tax receivable agreement liability adjustment (as applicable), interest income, interest expense, other (income) loss, net and provision for income taxes, each as presented on the accompanying condensed consolidated statements of income.
The Company operates in the U.S. and internationally, primarily in the Europe, Asia and Australia regions. Variable revenues are generally attributed to geographic area based on the jurisdiction where the underlying transactions take place. The attribution of fixed revenues may vary by revenue and contract type. Given the global nature of the financial markets in which we operate and the Company’s clients’ worldwide businesses and contracts, the results by geographic region and allocation of revenues to individual countries are not necessarily meaningful in understanding the Company’s business.
The measure of segment assets is reported on the accompanying condensed consolidated statements of financial condition as total consolidated assets. Total expenditures for additions to long-lived assets are as reported on the accompanying condensed consolidated statements of cash flows. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.

The following table provides revenue by geographic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenues
U.S.	$313,876	$297,803	$657,528	$595,684
International	245,070	215,168	519,182	426,964
Total revenue	$558,946	$512,971	$1,176,710	$1,022,648
The following table provides information on the attribution of long-lived assets by geographic area:

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Long-lived assets
U.S.	$4,675,781	$4,737,934
International	33,456	31,746
Total	$4,709,237	$4,769,680
16.    Subsequent Events
On July 30, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the third quarter of 2026. This dividend will be payable on September 15, 2026 to stockholders of record as of September 1, 2026.
On July 30, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $41.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2026 payable on September 11, 2026.

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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q, for the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation and realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies during the three and six months ended June 30, 2026 and 2025.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and six months ended June 30, 2026 or 2025. The IRA also has not had an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three and six months ended June 30, 2026 or 2025.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of June 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and six months ended June 30, 2026 or 2025. The Company continues to monitor developments related to the G7’s discussions on global tax reform and is awaiting legislative updates.
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
Other Revenue
In line with our digital asset strategy, currently included in our other revenue is revenue earned for performing Super Validator and Validator services on the Canton Network (collectively “Validator Revenue”). For these services, we earn Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium, the amount of time that our nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day) in comparison to other network participants, the network designated weight of each of our validators and, beginning in the second quarter of 2026, our elected tier within the long-term locking commitment framework for Super Validators. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile. As our digital asset strategy continues to evolve, in the future, we may also begin earning revenue from applications developed on the Canton Network.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment during each of the three and six months ended June 30, 2026 and 2025.
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
LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of June 30, 2026, we owned 90.2% of TWM LLC and Continuing LLC Owners owned the remaining 9.8% of TWM LLC.

Results of Operations
For the Three Months Ended June 30, 2026 and June 30, 2025
The following table sets forth a summary of our statements of income for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Total revenue	$558,946	$512,971	$45,975	9.0%
Total expenses	313,684	313,118	566	0.2%
Operating income	245,262	199,853	45,409	22.7%
Interest income	18,151	14,972	3,179	21.2%
Interest expense	(505)	(429)	(76)	17.7%
Other income (loss), net	7,278	12,665	(5,387)	(42.5)%
Income before taxes	270,186	227,061	43,125	19.0%
Provision for income taxes	(63,500)	(51,539)	(11,961)	23.2%
Net income	206,686	175,522	31,164	17.8%
Less: Net income attributable to non-controlling interests	25,368	21,740	3,628	16.7%
Net income attributable to Tradeweb Markets Inc.	$181,318	$153,782	$27,536	17.9%
Revenues
Our revenues for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$465,335	83.3%	$429,768	83.8%	$35,567	8.3%
Subscription fees (1)	88,220	15.8	77,961	15.2	10,259	13.2%
Other	5,391	1.0	5,242	1.0	149	2.8%
Total revenue	$558,946	100.0%	$512,971	100.0%	$45,975	9.0%

Components of total revenue growth:
Constant currency change (2)						8.3%
Foreign currency impact						0.7%
Total revenue growth						9.0%
(1)Subscription fees for the three months ended June 30, 2026 and 2025 include $26.5 million and $20.6 million, respectively, of LSEG market data fees.
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

Our strong second quarter 2026 results reflected broad-based momentum across our global business despite a more normalized market volatility backdrop. The primary driver of the $46.0 million increase in revenue was related to a $35.6 million increase in transaction fees and commissions to $465.3 million for the three months ended June 30, 2026 from $429.8 million for the three months ended June 30, 2025, primarily due to higher revenues for rates derivatives products, mortgages, U.S. and European corporate bonds, equity derivative products, international and U.S. exchange traded funds (“ ETFs”), as well as higher commissions on higher average daily balances of money market fund investments made through the ICD Portal.
Our total revenue by asset class for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$302,490	$274,517	$27,973	10.2%
Credit	128,392	124,295	4,097	3.3%
Equities	38,891	34,252	4,639	13.5%
Money Markets	43,976	41,636	2,340	5.6%
Market Data	37,288	30,417	6,871	22.6%
Other	7,909	7,854	55	0.7%
Total revenue	$558,946	$512,971	$45,975	9.0%
Our variable and fixed revenues by asset class for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2026		2025		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$228,006	$74,484	$204,743	$69,774	$23,263	$4,710	11.4%	6.8%
Credit	111,165	17,227	106,956	17,339	4,209	(112)	3.9%	(0.6)%
Equities	36,449	2,442	31,893	2,359	4,556	83	14.3%	3.5%
Money Markets	39,499	4,477	37,287	4,349	2,212	128	5.9%	2.9%
Market Data	75	37,213	109	30,308	(34)	6,905	(31.2)%	22.8%
Other	1,966	5,943	1,875	5,979	91	(36)	4.9%	(0.6)%
Total revenue	$417,160	$141,786	$382,863	$130,108	$34,297	$11,678	9.0%	9.0%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platform by asset class for the three months ended June 30, 2026 and 2025, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	June 30,
	2026		2025		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,775,972	$110,008,842	$1,443,050	$89,495,255	23.1%
Rates Cash	595,662	36,926,094	546,388	33,874,564	9.0%
Rates Derivatives	1,180,310	73,082,748	896,661	55,620,692	31.6%
Swaps / Swaptions Tenor (≥ 1 year)	637,213	39,447,851	503,630	31,235,081	26.5%
Other Rates Derivatives (1)	543,097	33,634,897	393,031	24,385,611	38.2%

Credit	42,749	2,646,460	37,740	2,334,432	13.3%
Cash Credit (2)	13,931	863,712	11,827	733,197	17.8%
Credit Derivatives, China Bonds and U.S. Cash EP	28,819	1,782,749	25,913	1,601,236	11.2%

Equities	32,323	2,004,011	27,548	1,708,003	17.3%
Equities Cash	15,996	991,753	13,686	848,517	16.9%
Equities Derivatives	16,327	1,012,258	13,863	859,486	17.8%

Money Markets	1,161,469	79,538,143	1,039,973	71,669,216	11.7%

Total	$3,012,513	$194,197,456	$2,548,311	$165,206,907	18.2%
Total excluding Other Rates Derivatives (3)	$2,469,416	$160,562,559	$2,155,280	$140,821,296	14.6%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platform by asset class for the three months ended June 30, 2026 and 2025 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change
Rates	$2.07	$2.29	$(0.22)	(9.4)%
Rates Cash	$2.30	$2.36	$(0.06)	(2.6)%
Rates Derivatives	$1.96	$2.24	$(0.28)	(12.7)%
Rates Derivatives (≥ 1 year)	$3.40	$3.79	$(0.39)	(10.3)%
Other Rates Derivatives (1)	$0.26	$0.26	$—	2.3%

Credit	$42.00	$45.82	$(3.82)	(8.3)%
Cash Credit (2)	$114.03	$128.76	$(14.73)	(11.4)%
Credit Derivatives, China Bonds and U.S. Cash EP	$7.11	$7.84	$(0.73)	(9.3)%

Equities	$18.19	$18.68	$(0.49)	(2.6)%
Equities Cash	$29.00	$30.54	$(1.54)	(5.1)%
Equities Derivatives	$7.60	$6.97	$0.63	9.1%

Money Markets	$0.50	$0.52	$(0.02)	(4.4)%

Total	$2.14	$2.30	$(0.16)	(7.2)%
Total excluding Other Rates Derivatives (3)	$2.53	$2.66	$(0.13)	(4.8)%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:

Rates. Revenues from our rates asset class increased by $28.0 million or 10.2% to $302.5 million for the three months ended June 30, 2026 compared to $274.5 million for the three months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, mortgages and other government bonds.
Average variable fees per million for rates decreased primarily due to a mix shift towards swaps and swaptions with tenors of less than one year, which have a lower variable fee capture compared to overall rates.

Credit. Revenues from our credit asset class increased by $4.1 million or 3.3% to $128.4 million for the three months ended June 30, 2026 compared to $124.3 million for the three months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and European corporate bonds and credit derivatives products, partially offset by lower trading volumes and revenues for municipal bonds.
Average variable fees per million for credit decreased primarily due to a mix shift away from municipal bonds, which have a higher variable fee capture compared to overall credit and towards credit derivatives, which have a lower variable fee capture compared to overall credit.

Equities. Revenues from our equities asset class increased by $4.6 million or 13.5% to $38.9 million for the three months ended June 30, 2026 compared to $34.3 million for the three months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for equity derivative products and U.S. and international ETFs.
Average variable fees per million for equities decreased primarily due to a mix shift towards U.S. ETFs and away from international ETFs. U.S. ETFs have a lower variable fee capture compared to international ETFs.
Money Markets. Revenues from our money markets asset class increased by $2.3 million or 5.6% to $44.0 million for the three months ended June 30, 2026 compared to $41.6 million for the three months ended June 30, 2025 primarily due to higher variable transaction fees and commissions earned on higher average daily balances of money market fund investments made through the ICD Portal and higher trading volumes for repurchase agreements.

Average variable fees per million for money markets decreased primarily due to a mix shift away from certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $6.9 million or 22.6% to $37.3 million for the three months ended June 30, 2026 compared to $30.4 million for the three months ended June 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees and a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding increase in revenue during the second quarter of 2026.
Other. Revenues from our other asset class remained relatively flat at $7.9 million for both the three months ended June 30, 2026 and 2025.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$355,355	$321,943	$33,412	10.4%
Wholesale	109,609	101,242	8,367	8.3%
Retail	33,064	37,584	(4,520)	(12.0)%
Corporates	23,630	21,785	1,845	8.5%
Market Data	37,288	30,417	6,871	22.6%
Total revenue	$558,946	$512,971	$45,975	9.0%

Institutional. Revenues from our institutional client sector increased by $33.4 million or 10.4% to $355.4 million for the three months ended June 30, 2026 compared to $321.9 million for the three months ended June 30, 2025. The increase was derived primarily from higher revenues for rates derivatives products, U.S., European and other government bonds, mortgages, U.S. and international ETFs and equity derivative products.

Wholesale. Revenues from our wholesale client sector increased by $8.4 million or 8.3% to $109.6 million for the three months ended June 30, 2026 compared to $101.2 million for the three months ended June 30, 2025. The increase was derived primarily from higher revenues for U.S. and European corporate bonds, mortgages and repurchase agreements.
Retail. Revenues from our retail client sector decreased by $4.5 million or 12.0% to $33.1 million for the three months ended June 30, 2026 compared to $37.6 million for the three months ended June 30, 2025. The decrease was derived primarily from lower revenues for municipals and U.S. corporate bonds.
Corporates. Revenues from our corporates client sector increased by $1.8 million or 8.5% to $23.6 million for the three months ended June 30, 2026 compared to $21.8 million for the three months ended June 30, 2025. The primary driver of the increase was higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.
Market Data. Revenues from our market data client sector increased by $6.9 million or 22.6% to $37.3 million for the three months ended June 30, 2026 compared to $30.4 million for the three months ended June 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees and a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding increase in revenue during the second quarter of 2026.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$313,876	$297,803	$16,073	5.4%
International	245,070	215,168	29,902	13.9%
Total revenue	$558,946	$512,971	$45,975	9.0%

U.S. Revenues from U.S. clients increased by $16.1 million or 5.4% to $313.9 million for the three months ended June 30, 2026 compared to $297.8 million for the three months ended June 30, 2025 primarily due to higher revenues for LSEG market data fees, mortgages, U.S. government bonds, rates derivatives products, U.S. corporate bonds and higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal, partially offset by lower revenues for municipals.

International. Revenues from international clients increased by $29.9 million or 13.9% to $245.1 million for the three months ended June 30, 2026 compared to $215.2 million for the three months ended June 30, 2025 primarily due to higher revenues for rates derivatives products, European corporate bonds, LSEG market data fees, European and other government bonds, international ETFs and equity derivative products.
Operating Expenses
Our expenses for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$172,462	$169,693	$2,769	1.6%
Depreciation and amortization	61,487	63,048	(1,561)	(2.5)%
Technology and communications	41,976	30,212	11,764	38.9%
General and administrative	16,616	29,984	(13,368)	(44.6)%
Professional fees	12,765	14,159	(1,394)	(9.8)%
Occupancy	8,378	6,022	2,356	39.1%
Total expenses	$313,684	$313,118	$566	0.2%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits were relatively flat at $172.5 million for the three months ended June 30, 2026, an increase of $2.8 million or 1.6% compared to $169.7 million for the three months ended June 30, 2025. As of June 30, 2026, December 31, 2025 and June 30, 2025, we had 1,613, 1,569 and 1,462 employees globally, respectively. The increase in headcount and related salaries, benefits and stock-based compensation associated with our continued growth was partially offset by a decrease in the amount of incentive compensation tied to our financial performance.
Depreciation and Amortization. Expenses related to depreciation and amortization were relatively flat at $61.5 million for the three months ended June 30, 2026, a decrease of $1.6 million or 2.5% compared to $63.0 million for the three months ended June 30, 2025.
Technology and Communications. Expenses related to technology and communications increased by $11.8 million or 38.9% to $42.0 million for the three months ended June 30, 2026 compared to $30.2 million for the three months ended June 30, 2025. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data fees driven primarily by higher trading volumes period-over-period. Approximately $5.2 million of the increase was driven by a step-up in costs, which began in the second half of 2025, relating to investments in our data infrastructure strategy and higher reference data costs. As this step-up occurred during the second half of 2025, it is not expected to continue to contribute to significant expense growth in future periods.

General and Administrative. Expenses related to general and administrative costs decreased by $13.4 million or 44.6% to $16.6 million for the three months ended June 30, 2026 compared to $30.0 million for the three months ended June 30, 2025. The decrease was primarily due to a $17.2 million decrease in foreign exchange losses during the three months ended June 30, 2026 compared to the prior year period. Realized and unrealized foreign currency gains totaled $4.4 million during the three months ended June 30, 2026 as compared to $12.8 million in losses during the three months ended June 30, 2025. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by a decrease in foreign currency re-measurement gains on transactions in nonfunctional currencies. The overall decrease in general and administrative expenses was partially offset by an increase in travel and entertainment costs to support our continued growth.
Professional Fees. Expenses related to professional fees decreased by $1.4 million or 9.8% to $12.8 million for the three months ended June 30, 2026, compared to $14.2 million for the three months ended June 30, 2025, primarily due to a decrease in professional fees related to acquisition and integration activities.
Occupancy. Expenses related to occupancy costs increased by $2.4 million or 39.1% to $8.4 million for the three months ended June 30, 2026 compared to $6.0 million for the three months ended June 30, 2025. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Interest Income
Interest income increased by $3.2 million or 21.2% to $18.2 million for the three months ended June 30, 2026 compared to $15.0 million for the three months ended June 30, 2025 primarily due to an increase in our average invested cash balance, partially offset by a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense was relatively flat at $0.5 million for the three months ended June 30, 2026 compared to $0.4 million for the three months ended June 30, 2025.
Other Income (Loss), Net
Other income was $7.3 million for the three months ended June 30, 2026, primarily due to $26.6 million in unrealized gains on minority equity investments without a readily determinable fair value, based on the price from observable transactions of similar investments of the same issuers, partially offset by a $15.1 million unrealized loss relating to a decrease in fair value of our Canton Coin holdings, a $3.7 million decrease in fair value of our investment in CNTN and a $0.5 million loss from our equity method investments. Other income was $12.7 million for the three months ended June 30, 2025 due to an $18.1 million unrealized gain relating to the increase in fair value of our Canton Coin holdings, partially offset by a $5.4 million loss due to the impairment on a minority equity investment.
Income Taxes
Income tax expense increased by $12.0 million or 23.2% to $63.5 million for the three months ended June 30, 2026 compared to $51.5 million for the three months ended June 30, 2025. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended June 30, 2026 was approximately 23.5%, compared with 22.7% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction and benefits associated with purchasing transferable tax credits at a discount. The effective tax rate for the three months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.

For the Six Months Ended June 30, 2026 and June 30, 2025
The following table sets forth a summary of our statements of income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,176,710	$1,022,648	$154,062	15.1%
Total expenses	644,195	618,694	25,501	4.1%
Operating income	532,515	403,954	128,561	31.8%
Interest income	35,602	28,821	6,781	23.5%
Interest expense	(1,129)	(1,016)	(113)	11.1%
Other income (loss), net	6,122	16,886	(10,764)	(63.7)%
Income before taxes	573,110	448,645	124,465	27.7%
Provision for income taxes	(133,257)	(104,818)	(28,439)	27.1%
Net income	439,853	343,827	96,026	27.9%
Less: Net income attributable to non-controlling interests	53,251	41,663	11,588	27.8%
Net income attributable to Tradeweb Markets Inc.	$386,602	$302,164	$84,438	27.9%
Revenues
Our revenues for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$989,168	84.1%	$851,112	83.2%	$138,056	16.2%
Subscription fees (1)	175,235	14.9	162,663	15.9	12,572	7.7%
Other	12,307	1.0	8,873	0.9	3,434	38.7%
Total revenue	$1,176,710	100.0%	$1,022,648	100.0%	$154,062	15.1%

Components of total revenue growth:
Constant currency change (2)						12.9%
Foreign currency impact						2.2%
Total revenue growth						15.1%
(1)Subscription fees for the six months ended June 30, 2026 and 2025 include $53.2 million and $49.5 million, respectively, of LSEG market data fees.
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
The primary driver of the $154.1 million increase in revenue related to a $138.1 million increase in transaction fees and commissions to $989.2 million for the six months ended June 30, 2026 from $851.1 million for the six months ended June 30, 2025, primarily due to higher revenues for rates derivatives products, mortgages, credit derivative products, U.S. and international ETFs, U.S. government bonds, U.S. and European corporate bonds, as well as higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.

Our total revenue by asset class for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$646,662	$539,949	$106,713	19.8%
Credit	266,618	248,295	18,323	7.4%
Equities	80,200	65,662	14,538	22.1%
Money Markets	91,083	85,348	5,735	6.7%
Market Data	74,215	69,124	5,091	7.4%
Other	17,932	14,270	3,662	25.7%
Total revenue	$1,176,710	$1,022,648	$154,062	15.1%
Our variable and fixed revenues by asset class for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2026		2025		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$499,746	$146,916	$402,100	$137,849	$97,646	$9,067	24.3%	6.6%
Credit	231,803	34,815	220,498	27,797	11,305	7,018	5.1%	25.2%
Equities	75,283	4,917	61,099	4,563	14,184	354	23.2%	7.8%
Money Markets	82,118	8,965	76,682	8,666	5,436	299	7.1%	3.5%
Market Data	167	74,048	220	68,904	(53)	5,144	(24.1)%	7.5%
Other	5,735	12,197	2,273	11,997	3,462	200	152.3%	1.7%
Total revenue	$894,852	$281,858	$762,872	$259,776	$131,980	$22,082	17.3%	8.5%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $106.7 million or 19.8% to $646.7 million for the six months ended June 30, 2026 compared to $539.9 million for the six months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, mortgages and U.S. and other government bonds.
Credit. Revenues from our credit asset class increased by $18.3 million or 7.4% to $266.6 million for the six months ended June 30, 2026 compared to $248.3 million for the six months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for credit derivatives products and European corporate bonds, partially offset by lower variable transaction fees and commissions on lower trading volumes for municipals. There was also an increase in fixed revenues primarily driven by certain market participants for U.S corporate bonds switching during 2025 from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Equities. Revenues from our equities asset class increased by $14.5 million or 22.1% to $80.2 million for the six months ended June 30, 2026 compared to $65.7 million for the six months ended June 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and international ETFs and equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $5.7 million or 6.7% to $91.1 million for the six months ended June 30, 2026 compared to $85.3 million for the six months ended June 30, 2025 primarily due to the higher variable transaction fees and commissions earned on higher average daily balances of money market fund investments made through the ICD Portal and higher trading volumes for repurchase agreements.

Market Data. Revenues from our market data asset class increased by $5.1 million or 7.4% to $74.2 million for the six months ended June 30, 2026 compared to $69.1 million for the six months ended June 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees that were partially offset by a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the six months ended June 30, 2026. Under the previous agreement, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026, resulting in $4.5 million of revenue recognized during the six months ended June 30, 2026.
Other. Revenues from our other asset class increased by $3.7 million or 25.7% to $17.9 million for the six months ended June 30, 2026 compared to $14.3 million for the six months ended June 30, 2025 primarily due to an increase in digital asset revenue earned for performing validation services on the Canton Network.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$760,280	$630,014	$130,266	20.7%
Wholesale	225,196	203,529	21,667	10.6%
Retail	66,499	73,479	(6,980)	(9.5)%
Corporates	50,520	46,502	4,018	8.6%
Market Data	74,215	69,124	5,091	7.4%
Total revenue	$1,176,710	$1,022,648	$154,062	15.1%
Institutional. Revenues from our institutional client sector increased by $130.3 million or 20.7% to $760.3 million for the six months ended June 30, 2026 compared to $630.0 million for the six months ended June 30, 2025. The increase was derived primarily from higher revenues for rates and credit derivatives products, U.S. and European government bonds, mortgages and U.S. and international ETFs.
Wholesale. Revenues from our wholesale client sector increased by $21.7 million or 10.6% to $225.2 million for the six months ended June 30, 2026 compared to $203.5 million for the six months ended June 30, 2025. The increase was derived primarily from higher revenues for U.S. and European corporate bonds, U.S. government bonds, mortgages and repurchase agreements.

Retail. Revenues from our retail client sector decreased by $7.0 million or 9.5% to $66.5 million for the six months ended June 30, 2026 compared to $73.5 million for the six months ended June 30, 2025. The decrease was derived primarily from lower revenues for U.S. corporate bonds, municipals and U.S. government bonds.
Corporates. Revenues from our corporates client sector increased by $4.0 million or 8.6% to $50.5 million for the six months ended June 30, 2026 compared to $46.5 million for the six months ended June 30, 2025. The primary driver of the increase was higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.
Market Data. Revenues from our market data client sector increased by $5.1 million or 7.4% to $74.2 million for the six months ended June 30, 2026 compared to $69.1 million for the six months ended June 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees that were partially offset by a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the six months ended June 30, 2026. Under the previous agreement, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026, resulting in $4.5 million of revenue recognized during the six months ended June 30, 2026.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the six months ended June 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$657,528	$595,684	$61,844	10.4%
International	519,182	426,964	92,218	21.6%
Total revenue	$1,176,710	$1,022,648	$154,062	15.1%
U.S. Revenues from U.S. clients increased by $61.8 million or 10.4% to $657.5 million for the six months ended June 30, 2026 compared to $595.7 million for the six months ended June 30, 2025 primarily due to higher revenues for rates derivatives products, mortgages, U.S. government bonds, U.S. corporate bonds, U.S. ETFs and higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.

International. Revenues from international clients increased by $92.2 million or 21.6% to $519.2 million for the six months ended June 30, 2026 compared to $427.0 million for the six months ended June 30, 2025 primarily due to higher revenues for rates and credit derivatives products, international ETFs, European corporate bonds and European and other government bonds.
Operating Expenses
Our expenses for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$370,255	$346,570	$23,685	6.8%
Depreciation and amortization	122,196	125,747	(3,551)	(2.8)%
Technology and communications	81,525	58,940	22,585	38.3%
General and administrative	28,560	49,724	(21,164)	(42.6)%
Professional fees	25,089	26,617	(1,528)	(5.7)%
Occupancy	16,570	11,096	5,474	49.3%
Total expenses	$644,195	$618,694	$25,501	4.1%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $23.7 million or 6.8% to $370.3 million for the six months ended June 30, 2026 compared to $346.6 million for the six months ended June 30, 2025. The increase was primarily due to an increase in headcount and related salaries, benefits and equity compensation associated with our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization were relatively flat at $122.2 million for the six months ended June 30, 2026, a decrease of $3.6 million or 2.8% compared to $125.7 million for the six months ended June 30, 2025.
Technology and Communications. Expenses related to technology and communications increased by $22.6 million or 38.3% to $81.5 million for the six months ended June 30, 2026 compared to $58.9 million for the six months ended June 30, 2025. The increase was primarily due to increased investment in our data strategy and infrastructure and increased data fees driven primarily by higher trading volumes period-over-period. Approximately $10.1 million of the increase was driven by a step-up in costs, which began in the second half of 2025, relating to investments in our data infrastructure strategy and higher reference data costs. As this step-up occurred during the second half of 2025, it is not expected to continue to contribute to significant expense growth in future periods.

General and Administrative. Expenses related to general and administrative costs decreased by $21.2 million or 42.6% to $28.6 million for the six months ended June 30, 2026 compared to $49.7 million for the six months ended June 30, 2025. The decrease was primarily due to a $26.6 million decrease in foreign exchange losses during the six months ended June 30, 2026 compared to the prior year period. Realized and unrealized foreign currency gains totaled $8.4 million during the six months ended June 30, 2026 as compared to $18.2 million in losses during the six months ended June 30, 2025. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by a decrease in foreign currency re-measurement gains on transactions in nonfunctional currencies. The overall decrease in general and administrative expenses was partially offset by an increase in travel and entertainment costs to support our continued growth.
Professional Fees. Expenses related to professional fees decreased by $1.5 million or 5.7% to $25.1 million for the six months ended June 30, 2026 compared to $26.6 million for the six months ended June 30, 2025, primarily due to a decrease in professional fees related to acquisition and integration activities.
Occupancy. Expenses related to occupancy costs increased by $5.5 million or 49.3% to $16.6 million for the six months ended June 30, 2026 compared to $11.1 million for the six months ended June 30, 2025. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Interest Income
Interest income increased by $6.8 million or 23.5% to $35.6 million for the six months ended June 30, 2026 compared to $28.8 million for the six months ended June 30, 2025 primarily due to an increase in our average invested cash balance, partially offset by a decrease in the average interest rates earned period-over-period.
Interest Expense
Interest expense was relatively flat at $1.1 million for the six months ended June 30, 2026 compared $1.0 million for the six months ended June 30, 2025.
Other Income (Loss), Net
Other income was $6.1 million for the six months ended June 30, 2026 primarily due to $26.6 million in unrealized gains on minority equity investments without readily determinable fair values, based on the price from observable transactions of similar investments of the same issuers, partially offset by a $18.0 million unrealized loss relating to a decrease in fair value of our Canton Coin holdings, a $1.5 million net decrease in fair value in our investment in CNTN and a $0.9 million loss from our equity method investments. Other income was $16.9 million for the six months ended June 30, 2025 due to a $22.3 million unrealized gain relating to the increase in fair value of our Canton Coin holdings, which was partially offset by a $5.4 million loss due to the impairment on a minority equity investment.
Income Taxes
Income tax expense increased by $28.4 million or 27.1% to $133.3 million for the six months ended June 30, 2026 compared to $104.8 million for the six months ended June 30, 2025. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the six months ended June 30, 2026 was approximately 23.3%, compared with 23.4% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, dividends received deduction and the FDDEI deduction. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, dividends received deduction and the FDDEI deduction.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during each of the three and six months ended June 30, 2026 and 2025. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.

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
As of both June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $2.1 billion. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”
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
Cash Dividends
On July 30, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the third quarter of 2026. This dividend will be payable on September 15, 2026 to stockholders of record as of September 1, 2026.
In March and June 2026, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $59.5 million during the six months ended June 30, 2026.
Cash Distributions
On July 30, 2026, Tradeweb Markets Inc., as the sole manager, approved a distribution by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $41.3 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date of September 1, 2026 payable on September 11, 2026.
In March and June 2026, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $102.6 million during the six months ended June 30, 2026, including distributions to Tradeweb Markets Inc. of $92.6 million and distributions to non-controlling interests of $10.0 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
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
On December 5, 2022, the board of directors authorized a share repurchase program for the purchase of up to $300.0 million of our Class A common stock (the “2022 Share Repurchase Program”). During the six months ended June 30, 2026, the Company acquired a total of 706,028 shares of Class A common stock at an average price of $104.76, for purchases totaling $74.0 million, pursuant to the 2022 Share Repurchase Program. As of June 30, 2026, no shares remained available for repurchase pursuant to the 2022 Share Repurchase Program.
On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of our Class A common stock (the “2026 Share Repurchase Program”), which became available once the 2022 Share Repurchase Program was exhausted. During the six months ended June 30, 2026, the Company acquired a total of 1,684,901 shares of Class A common stock at an average price of $98.35, for purchases totaling $165.7 million, pursuant to the 2026 Share Repurchase Program. As of June 30, 2026, a total of $334.3 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
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

During the six months ended June 30, 2026, the Company withheld 766,629 shares of common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $111.04 and an aggregate value of $85.1 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of June 30, 2026, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $317.5 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of June 30, 2026, we expect to make tax receivable agreement liability payments of approximately $29.0 million within the next 12 months and approximately $288.5 million thereafter.
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
Indebtedness
As of June 30, 2026 and December 31, 2025, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of June 30, 2026, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of June 30, 2026, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
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
As of June 30, 2026, our operating lease liabilities totaled $150.3 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $23.6 million and $182.2 million, respectively.

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
As of June 30, 2026, we also had $5.0 million in unfunded capital commitments to our equity method investment.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of June 30, 2026 and December 31, 2025, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $88.3 million and $90.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
We self-clear wholesale U.S. Treasury trades executed by non-FICC members on our platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of June 30, 2026, we recorded an $11.5 million receivable and a $7.6 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $3.8 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of June 30, 2026 were fully settled during July 2026. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.

Canton Coin Lockup Restrictions
During the second quarter of 2026, the Canton Network implemented a long-term locking and commitment framework for Super Validators (the “Locking Commitment”) designed to align Super Validator incentives with the long-term success of the Canton Network and create visible, on-chain commitment of the Super Validators to the Canton Network. To continue earning Canton Coins for our function as a Super Validator, the Locking Commitment requires Super Validators, including us, to lock a defined percentage of our aggregate lifetime Canton Coins earned for our function as a Super Validator (the “Lifetime Super Validator Coins”). Beginning in the second quarter of 2026, the amount of Super Validator weight assigned to us is based in part on the tiered percentage Locking Commitment we elect. The Locking Commitment percentages step down over time and are scheduled to end in mid-2029. While Canton Coins are locked, they may not be transferred to third parties and once an election to unlock is made, 1/365 of the requested unlock amount becomes liquid each day (the “Canton Coin Lockup Restrictions”). As of June 30, 2026, we have elected Tier 1 of the Locking Commitment framework which allows us to retain 100% of our current Super Validator weight, and, as a result, 70% of our Lifetime Super Validator Coins are subject to the Canton Coin Lockup Restrictions. As of June 30, 2026, 1.3 billion Canton Coins valued at $181.6 million were subject to the Canton Coin Lockup Restrictions and may not be transferred to third parties, which could affect our ability to sell these assets, including during periods of price volatility or reduced liquidity.
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
Our working capital as of June 30, 2026 and December 31, 2025 was as follows:

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Cash and cash equivalents	$2,057,929	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	11,491	8,630
Deposits with clearing organizations	55,477	58,282
Accounts receivable	309,368	257,845
Receivable and due from related parties	7,016	8,303
Current portion of other assets	80,849	71,239
Total current assets	2,523,130	2,490,038
Payable to brokers and dealers and clearing organizations	7,649	3,363
Accrued compensation	158,766	251,169
Deferred revenue	38,368	29,030
Payable and due to related parties	11,160	7,090
Current portion of:
Accounts payable, accrued expenses and other liabilities	174,020	182,583
Lease liabilities	16,154	11,912
Tax receivable agreement liability	28,974	36,290
Total current liabilities	435,091	521,437
Total working capital	$2,088,039	$1,968,601

Current Assets
Current assets remained flat at $2.5 billion as of both June 30, 2026 and December 31, 2025. There was an increase in accounts receivable resulting from an increase in revenues and timing of collections, which was partially offset by a decrease in cash and cash equivalents primarily due to share repurchases, annual bonus payments, payroll taxes paid on the vesting of stock-based compensation awards and the purchase of transferable tax credits during the six months ended June 30, 2026. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities decreased to $435.1 million as of June 30, 2026 from $521.4 million as of December 31, 2025 primarily due to a decrease in accrued compensation as a result of annual bonus payments, which occurred during the six months ended June 30, 2026, as well as a decrease in taxes payable as a result of the purchase of transferable tax credits and other tax payments during the six months ended June 30, 2026.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended
	June 30,
	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$497,936	$469,394
Net cash used in investing activities	(111,217)	(56,874)
Net cash used in financing activities	(411,264)	(133,754)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,265)	11,053
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,810)	$289,819
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
Net cash provided by operating activities for the six months ended June 30, 2026 was $497.9 million, an increase of $28.5 million over the six months ended June 30, 2025, primarily driven by an increase in net income, partially offset by approximately $71 million in cash paid during the six months ended June 30, 2026 for the purchase of transferable tax credits related to our 2025 tax year obligations and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $111.2 million for the six months ended June 30, 2026, which consisted of $56.9 million of cash paid for investments, $36.4 million of capitalized software development costs and $17.9 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $56.9 million for the six months ended June 30, 2025, which consisted of $29.8 million of capitalized software development costs, $20.0 million of cash paid for investments and $7.1 million of purchases of furniture, equipment, purchased software and leasehold improvements.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $411.3 million, and was primarily driven by $240.5 million in share repurchases pursuant to our share repurchase programs, $82.1 million in payroll tax payments for employee equity awards, net of proceeds from the related stock-based compensation option exercises, $59.5 million in cash dividends to our Class A and Class B common stockholders, $19.0 million in payments due under our Tax Receivable Agreement and $10.0 million in distributions to non-controlling interest holders. Net cash used in financing activities for the six months ended June 30, 2025 was $133.8 million, and was primarily driven by $51.2 million in cash dividends to our Class A and Class B common stockholders, $47.8 million in payroll tax payments for employee equity awards, $21.4 million in payments due under our Tax Receivable Agreement and $12.5 million in distributions to non-controlling interest holders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025

	(dollars in thousands)
Cash flow from operating activities	$497,936	$469,394
Less: Capitalization of software development costs	(36,410)	(29,764)
Less: Purchases of furniture, equipment and leasehold improvements	(17,929)	(7,110)
Free Cash Flow	$443,597	$432,520
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
We present Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. For example, in applicable periods, we exclude non-cash stock-based compensation expense associated with the Special Option Award as defined in Note 2 – Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and post-IPO options awarded in 2019 to management and other employees as well as payroll taxes associated with exercises of such options during the applicable period. The value of all previously issued options was fully expensed as of March 31, 2024, however we will continue to incur payroll tax expense as previously issued options are exercised by the holders. For applicable periods, we also exclude the incremental non-cash accelerated stock-based compensation expense and related payroll taxes associated with former and/or departing executive officers. We also exclude stock-based compensation expense and related payroll taxes associated with special equity awards granted to help ensure the retention of key employees during the integration of acquisitions. We believe it is useful to exclude these stock-based compensation expenses and, as applicable, associated payroll taxes because the amount of expense may not directly correlate to the underlying performance of our business and will vary across periods. In addition, we exclude the tax receivable agreement liability adjustments discussed below under “— Critical Accounting Policies and Estimates — Tax Receivable Agreement.” We believe it is useful to exclude the tax receivable agreement liability adjustment because the recognition of income during a period due to changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact our tax savings, may not directly correlate to the underlying performance of our business and will vary across periods. We also believe it is useful to exclude merger and acquisition transaction and integration costs as the incremental direct costs related to completed and potential acquisitions and related integrations are not indicative of our core ongoing operating performance. With respect to Adjusted EBIT and Adjusted EBIT margin, we believe it is useful to exclude the depreciation and amortization of tangible and intangible assets resulting from acquisitions and the application of pushdown accounting to the Refinitiv Transaction in order to facilitate a period-over-period comparison of our financial performance.
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net income	$206,686	$175,522	$439,853	$343,827
Merger and acquisition transaction and integration costs (1)	305	3,772	482	6,268
Interest income	(18,151)	(14,972)	(35,602)	(28,821)
Interest expense	505	429	1,129	1,016
Depreciation and amortization	61,487	63,048	122,196	125,747
Stock-based compensation expense (2)	778	601	1,434	1,195
Provision for income taxes	63,500	51,539	133,257	104,818
Foreign exchange (gains) / losses (3)	(3,697)	10,622	(12,809)	18,951
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	(7,278)	(12,665)	(6,122)	(16,886)
Adjusted EBITDA	$304,135	$277,896	$643,818	$556,115
Less: Depreciation and amortization	(61,487)	(63,048)	(122,196)	(125,747)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	39,902	45,474	79,804	90,947
Adjusted EBIT	$282,550	$260,322	$601,426	$521,315
Net income margin	37.0%	34.2%	37.4%	33.6%
Adjusted EBITDA margin	54.4%	54.2%	54.7%	54.4%
Adjusted EBIT margin	50.6%	50.7%	51.1%	51.0%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents certain non-cash stock-based compensation expense and related payroll taxes, the composition of which may vary each period based on applicable activity. During the three and six months ended June 30, 2026 and 2025, this adjustment includes $0.8 million, $0.6 million, $1.3 million and $1.2 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. As applicable, this adjustment also includes any payroll tax expense associated with the exercise of stock options.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026	2025	Basis Point Change	Constant Currency Basis Point Change (1)	2026	2025	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.4%	54.2%	+24 bps	-27 bps	54.7%	54.4%	+33 bps	+39 bps
Adjusted EBIT margin	50.6%	50.7%	-20 bps	-74 bps	51.1%	51.0%	+13 bps	+13 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$0.85	$0.71	$1.81	$1.40
Net income attributable to Tradeweb Markets Inc.	$181,318	$153,782	$386,602	$302,164
Net income attributable to non-controlling interests (1)	25,368	21,740	53,251	41,663
Net income	206,686	175,522	439,853	343,827
Provision for income taxes	63,500	51,539	133,257	104,818
Merger and acquisition transaction and integration costs (2)	305	3,772	482	6,268
D&A related to acquisitions and the Refinitiv Transaction (3)	39,902	45,474	79,804	90,947
Stock-based compensation expense (4)	778	601	1,434	1,195
Foreign exchange (gains) / losses (5)	(3,697)	10,622	(12,809)	18,951
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	(7,278)	(12,665)	(6,122)	(16,886)
Adjusted Net Income before income taxes	300,196	274,865	635,899	549,120
Adjusted income taxes (7)	(72,047)	(68,716)	(152,616)	(137,280)
Adjusted Net Income	$228,149	$206,149	$483,283	$411,840
Adjusted Diluted EPS (8)	$0.97	$0.87	$2.05	$1.73
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
(4)Represents certain non-cash stock-based compensation expense and related payroll taxes, the composition of which may vary each period based on applicable activity. During the three and six months ended June 30, 2026 and 2025, this adjustment includes $0.8 million, $0.6 million, $1.3 million and $1.2 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. As applicable, this adjustment also includes any payroll tax expense associated with the exercise of stock options.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.0% for the three and six months ended June 30, 2026 and 25.0% for the three and six months ended June 30, 2025, applied to Adjusted Net Income before income taxes.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and six months ended June 30, 2026 and 2025:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Diluted weighted average shares of Class A and Class B common stock outstanding	212,795,141	214,971,946	213,059,281	214,934,378
Weighted average of other participating securities (1)	51,400	162,433	64,857	173,894
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,056,868	23,063,153	23,056,868	23,066,571
Adjusted diluted weighted average shares outstanding	235,903,409	238,197,532	236,181,006	238,174,843
Adjusted Net Income (in thousands)	$228,149	$206,149	$483,283	$411,840
Adjusted Diluted EPS	$0.97	$0.87	$2.05	$1.73
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
During each of the three and six months ended June 30, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2026, we granted 113,428 PSUs with a grant date fair value totaling $19.9 million, which will be amortized into expense on a straight-line basis through December 31, 2028. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.33% and a risk-free interest rate of 3.67%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and six months ended June 30, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted in 2024 and after, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of June 30, 2026, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for the three and six months ended June 30, 2026 by approximately $6.3 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both June 30, 2026 and December 31, 2025, we had a $3.0 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
% of revenue denominated in foreign currencies (1)	31%	31%	32%	30%
% of operating expenses denominated in foreign currencies (2)	18%	15%	18%	15%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a loss of $0.3 million and a gain of $1.7 million during the three months ended June 30, 2026 and 2025, respectively, and a loss of $1.8 million and a gain of $2.6 million during the six months ended June 30, 2026 and 2025, respectively.
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

Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Euros	$1.16	$1.13	$1.17	$1.09
British pound sterling	$1.34	$1.33	$1.35	$1.30
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Increase (decrease) in revenue	$4,200	$6,700	$10,900	$2,500
Increase (decrease) in operating income	$3,100	$5,200	$8,300	$1,800
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended				Six Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	June 30,				June 30,
	2026		2025		2026		2025
All currencies
Effect of 10% change on revenue	+/-	$19,100	+/-	$17,600	+/-	$41,500	+/-	$34,500
Effect of 10% change on operating income	+/-	$12,800	+/-	$12,400	+/-	$28,600	+/-	$24,400
Euros
Effect of 10% change on revenue	+/-	$16,800	+/-	$15,400	+/-	$37,100	+/-	$30,100
Effect of 10% change on operating income	+/-	$16,400	+/-	$15,000	+/-	$36,300	+/-	$29,300
British pound sterling
Effect of 10% change on revenue	+/-	$800	+/-	$800	+/-	$1,300	+/-	$1,700
Effect of 10% change on operating income	+/-	$3,500	+/-	$3,000	+/-	$7,800	+/-	$5,800
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of June 30, 2026 and December 31, 2025, the notional amount of our foreign currency forward contracts was $357.5 million and $339.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $4.7 million and a loss of $14.5 million during the three months ended June 30, 2026 and 2025, respectively, and a gain of $10.2 million and a loss of $20.8 million during the six months ended June 30, 2026 and 2025, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of June 30, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.

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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of June 30, 2026 and December 31, 2025, the allowance for credit losses with regard to these receivables totaled $0.2 million and $0.6 million, respectively.
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
We also have credit risk relating to our investments in a digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. In January 2026, upon CNTN shareholder approval for the issuance of the PFWs, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the six months ended June 30, 2026. See Note 10 – Fair Value of Financial Instruments and Other Assets to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There was no allowance for credit losses recorded on available-for-sale debt securities as of June 30, 2026 and December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2026, we repurchased the following shares of Class A common stock pursuant to the Company’s share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$523,237
May 1, 2026 - May 31, 2026	590,638	101.56	590,638	$463,254
June 1, 2026 - June 30, 2026	1,317,670	97.87	1,317,670	$334,290
Total	1,908,308	$99.01	1,908,308
(1)On December 5, 2022, our board of directors authorized the 2022 Share Repurchase Program for the purchase of up to $300.0 million of our Class A common stock, after completing in October 2022, the $150.0 million of total repurchases of Class A common stock authorized under our previous share repurchase program. As of June 30, 2026, no shares remained available for repurchase pursuant to the 2022 Share Repurchase Program.
On February 5, 2026, our board of directors authorized the 2026 Share Repurchase Program for the purchase of up to $500.0 million of our Class A common stock, which became available once the 2022 Share Repurchase Program was exhausted. As of June 30, 2026, $334.3 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs, PSUs and RSUs. During the three months ended June 30, 2026, the Company withheld 1,499 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
The following table describes trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”), adopted, modified or terminated by our executive officers and directors during the three months ended June 30, 2026.

Name and Title	Action	Date	Aggregate Number of Securities to be Purchased or Sold	Scheduled Expiration Date (1)
Troy Dixon Managing Director, Co-Head of Global Markets	Adoption	May 15, 2026	Sale of up to 3,130 shares of Class A common stock.	January 16, 2027
Douglas Friedman Chief Legal Officer	Adoption	May 15, 2026
Sale of an amount equal to up to (A) (i) 5,971 shares of Class A common stock to be issued upon the vesting on January 1, 2027 of previously awarded performance-based restricted stock units, plus (ii) the number of shares issued upon vesting on January 1, 2027 in settlement of dividend equivalent rights in respect of the 5,971 shares subject to the performance-based restricted stock units that accrued during the award’s vesting period of January 1, 2024 – January 1, 2027, pursuant to the terms of the award agreement and to be determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date; plus (B) (i) 1,990 shares of Class A common stock to be issued upon the vesting on March 15, 2027 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2027 in settlement of dividend equivalent rights in respect of the 1,990 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2024 – March 15, 2027, pursuant to the terms of the award agreement and to be determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date; plus (C) (i) 2,170 shares of Class A common stock to be issued upon the vesting on March 15, 2027 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 15, 2027 in settlement of dividend equivalent rights in respect of the 2,170 shares subject to the restricted stock units that accrued during the award’s vesting period of March 15, 2026 – March 15, 2027, pursuant to the terms of the award agreement and to be determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date; plus (D) (i) 1,211 shares of Class A common stock to be issued upon vesting on March 17, 2027 of previously awarded restricted stock units, plus (ii) the number of shares issued upon vesting on March 17, 2027 in settlement of dividend equivalent rights in respect of the 1,211 shares subject to the restricted stock units that accrued during the award’s vesting period of March 17, 2025 – March 17, 2027, pursuant to the terms of the award agreement and to be determined on the vesting date, less (iii) the number of shares withheld for taxes, to be determined on the vesting date.
April 15, 2027
(1)In each case, the Rule 10b5-1 trading arrangement may also expire on such earlier date as all such transactions under the trading arrangement are completed or at such time as such trading arrangement is otherwise terminated in accordance with its terms.

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Tradeweb Markets Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 20, 2026 (File No. 001-38860)).

3.2	Amended and Restated Bylaws of Tradeweb Markets Inc., effective April 29, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on April 29, 2026 (File No. 001-38860)).

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

TRADEWEB MARKETS INC.

July 30, 2026	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

July 30, 2026	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)