Form 10-Q
period 2026-09-30
Tradeweb Markets Inc.
filed 2026-10-29
CIK 1758730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class of Stock	Shares Outstanding as of October 22, 2026
Class A Common Stock, par value $0.00001 per share	112,144,146
Class B Common Stock, par value $0.00001 per share	96,933,192
Class C Common Stock, par value $0.00001 per share	18,000,000
Class D Common Stock, par value $0.00001 per share	5,056,868

TRADEWEB MARKETS INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
•“Bank Stockholders” refer collectively to entities affiliated with certain dealer clients, which, prior to the completion of the IPO, collectively held a 46% ownership interest in Tradeweb. Subsequent to August 2022, there were no LLC Interests (as defined below) held by Bank Stockholders.
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
•“Investor Group” refer to certain investment funds affiliated with Blackstone Inc., an affiliate of Canada Pension Plan Investment Board, an affiliate of GIC Special Investments Pte. Ltd. and certain co-investors, which prior to the LSEG Transaction (as defined below) collectively held indirectly a 55% ownership interest in Refinitiv.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “will” or “would,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including our expectations about market trends, our market opportunity and the growth of our various markets, our expansion into new markets, expansion and growth opportunities and other synergies resulting from acquisitions of companies (including with respect to Tradeweb’s proposed acquisition of Trumid and the acquisition’s effect on our business), investments or other strategic transactions, any potential tax savings we may realize as a result of our organizational structure, our dividend policy, our share repurchase program and our expectations, beliefs, plans, strategies, objectives, prospects or assumptions regarding future events, our performance or otherwise, contained in this Quarterly Report on Form 10-Q are forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$2,114,895	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	137,347	8,630
Deposits with clearing organizations	57,248	58,282
Accounts receivable, net of allowance for credit losses of $113 and $587 at September 30, 2026 and December 31, 2025, respectively	326,748	257,845
Furniture, equipment, purchased software and leasehold improvements, net of accumulated depreciation and amortization	83,065	78,193
Lease right-of-use assets	128,995	123,065
Software development costs, net of accumulated amortization	253,829	270,295
Goodwill	3,150,112	3,150,112
Intangible assets, net of accumulated amortization	1,060,765	1,148,015
Receivable and due from related parties	8,544	8,303
Deferred tax asset	561,784	568,832
Digital assets and other investments at fair value	270,476	291,997
Other assets	274,546	140,249
Total assets	$8,429,354	$8,189,557

Liabilities and Equity
Liabilities
Payable to brokers and dealers and clearing organizations	$90,989	$3,363
Accrued compensation	218,194	251,169
Deferred revenue	38,118	29,030
Accounts payable, accrued expenses and other liabilities	219,866	183,970
Lease liabilities	149,295	139,168
Payable and due to related parties	12,574	7,090
Deferred tax liability	48,618	50,011
Tax receivable agreement liability	317,495	336,519
Total liabilities	1,095,149	1,000,320

Commitments and contingencies (Note 12)

Equity
Preferred stock, $0.00001 par value; 250,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 1,000,000,000 shares authorized; 112,142,045 and 115,502,689 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class B common stock, $0.00001 par value; 450,000,000 shares authorized; 96,933,192 and 96,933,192 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Class C common stock, $0.00001 par value; 350,000,000 shares authorized; 18,000,000 and 18,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class D common stock, $0.00001 par value; 300,000,000 shares authorized; 5,056,868 and 5,056,868 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	4,980,559	4,895,810
Accumulated other comprehensive income (loss)	(1,791)	10,899
Retained earnings	1,643,258	1,601,044
Total stockholders’ equity attributable to Tradeweb Markets Inc.	6,622,028	6,507,755
Non-controlling interests	712,177	681,482
Total equity	7,334,205	7,189,237
Total liabilities and equity	$8,429,354	$8,189,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Transaction fees and commissions	$491,797	$421,309	$1,480,965	$1,272,421
Subscription fees	61,410	60,830	183,407	173,999
LSEG market data fees	26,539	20,534	79,777	70,028
Other	4,799	5,925	17,106	14,798
Total revenue	584,545	508,598	1,761,255	1,531,246

Expenses
Employee compensation and benefits	178,927	164,993	549,182	511,563
Depreciation and amortization	62,319	64,351	184,515	190,098
Technology and communications	44,623	33,867	126,148	92,807
General and administrative	17,324	16,892	45,884	66,616
Professional fees	19,757	11,483	44,846	38,100
Occupancy	8,165	6,641	24,735	17,737
Total expenses	331,115	298,227	975,310	916,921
Operating income	253,430	210,371	785,945	614,325
Interest income	18,353	20,348	53,955	49,169
Interest expense	(522)	(522)	(1,651)	(1,538)
Other income (loss), net	18,742	39,420	24,864	56,306
Income before taxes	290,003	269,617	863,113	718,262
Provision for income taxes	(65,098)	(59,068)	(198,355)	(163,886)
Net income	224,905	210,549	664,758	554,376
Less: Net income attributable to non-controlling interests	27,448	24,913	80,699	66,576
Net income attributable to Tradeweb Markets Inc.	$197,457	$185,636	$584,059	$487,800

Earnings per share attributable to Tradeweb Markets Inc. Class A and B common stockholders:
Basic	$0.94	$0.87	$2.76	$2.29
Diluted	$0.94	$0.86	$2.75	$2.27
Weighted average shares outstanding:
Basic	210,409,905	213,359,090	211,844,545	213,263,111
Diluted	210,903,847	214,983,486	212,332,878	214,951,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$224,905	$210,549	$664,758	$554,376
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, with no tax benefit for each of the three and nine months ended September 30, 2026 and 2025	507	(3,471)	(3,815)	12,743
Unrealized gain on available-for-sale debt security, net of tax expense of $0, $1,521, $3,268 and $2,320 for the three and nine months ended September 30, 2026 and 2025, respectively	—	4,412	10,224	7,138
Less: Reclassification adjustment for gain on available-for-sale debt security, included in net income, net of tax expense of $6,655 for both the three and nine months ended September 30, 2026	(20,822)	—	(20,822)	—
Other comprehensive income (loss), net of tax	(20,315)	941	(14,413)	19,881

Comprehensive income	204,590	211,490	650,345	574,257
Less: Net income attributable to non-controlling interests	27,448	24,913	80,699	66,576
Less: Other comprehensive income (loss) attributable to non-controlling interests	(2,590)	223	(1,715)	2,150
Comprehensive income attributable to Tradeweb Markets Inc.	$179,732	$186,354	$571,361	$505,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2025	$1	$1	$—	$—	$4,895,810	$10,899	$1,601,044	$681,482	$7,189,237
Issuance of common stock from equity incentive plans	—	—	—	—	2,983	—	—	—	2,983
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(50,724)	—	(50,724)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	34,905	—	—	—	34,905
Adjustments to non-controlling interests	—	—	—	—	12,037	3	—	(12,040)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,646)	(7,646)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,770)	—	(29,770)
Stock-based compensation expense	—	—	—	—	25,728	—	—	—	25,728
Payroll taxes paid for stock-based compensation	—	—	—	—	(84,978)	—	—	—	(84,978)
Net income	—	—	—	—	—	—	205,284	27,883	233,167
Other comprehensive income (loss)	—	—	—	—	—	(2,969)	—	(295)	(3,264)
Balance at March 31, 2026	$1	$1	$—	$—	$4,886,485	$7,933	$1,725,834	$689,384	$7,309,638
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(190,317)	—	(190,317)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	4,463	—	—	—	4,463
Adjustments to non-controlling interests	—	—	—	—	9,920	(17)	—	(9,903)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(2,396)	(2,396)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,734)	—	(29,734)
Stock-based compensation expense	—	—	—	—	30,798	—	—	—	30,798
Payroll taxes paid for stock-based compensation	—	—	—	—	(150)	—	—	—	(150)
Net income	—	—	—	—	—	—	181,318	25,368	206,686
Other comprehensive income (loss)	—	—	—	—	—	7,996	—	1,170	9,166
Balance at June 30, 2026	$1	$1	$—	$—	$4,931,516	$15,912	$1,687,101	$703,623	$7,338,154
Share repurchases pursuant to share repurchase programs	—	—	—	—	—	—	(211,880)	—	(211,880)
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	10,404	—	—	—	10,404
Adjustments to non-controlling interests	—	—	—	—	12,215	22	—	(12,237)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(4,067)	(4,067)
Dividends ($0.14 per share)	—	—	—	—	—	—	(29,420)	—	(29,420)
Stock-based compensation expense	—	—	—	—	27,327	—	—	—	27,327
Payroll taxes paid for stock-based compensation	—	—	—	—	(903)	—	—	—	(903)
Net income	—	—	—	—	—	—	197,457	27,448	224,905
Other comprehensive income (loss)	—	—	—	—	—	(17,725)	—	(2,590)	(20,315)
Balance at September 30, 2026	$1	$1	$—	$—	$4,980,559	$(1,791)	$1,643,258	$712,177	$7,334,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity – (Continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	Tradeweb Markets Inc. Stockholders’ Equity
	Par Value
	Class A Common Stock	Class B Common Stock	Class C Common Stock	Class D Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total Equity
Balance at December 31, 2024	$1	$1	$—	$—	$4,813,408	$(9,981)	$996,763	$598,693	$6,398,885
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	28,830	—	—	—	28,830
Adjustments to non-controlling interests	—	—	—	—	3,795	(1)	—	(3,794)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(7,416)	(7,416)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,573)	—	(25,573)
Stock-based compensation expense	—	—	—	—	22,708	—	—	—	22,708
Payroll taxes paid for stock-based compensation	—	—	—	—	(47,590)	—	—	—	(47,590)
Net income	—	—	—	—	—	—	148,382	19,923	168,305
Other comprehensive income (loss)	—	—	—	—	—	8,171	—	885	9,056
Balance at March 31, 2025	$1	$1	$—	$—	$4,821,151	$(1,811)	$1,119,572	$608,291	$6,547,205
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(3,352)	—	—	—	(3,352)
Adjustments to non-controlling interests	—	—	—	—	(2,544)	—	—	2,544	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(5,112)	(5,112)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,606)	—	(25,606)
Stock-based compensation expense	—	—	—	—	27,779	—	—	—	27,779
Payroll taxes paid for stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Net income	—	—	—	—	—	—	153,782	21,740	175,522
Other comprehensive income (loss)	—	—	—	—	—	8,842	—	1,042	9,884
Balance at June 30, 2025	$1	$1	$—	$—	$4,842,990	$7,031	$1,247,748	$628,505	$6,726,276
Tax receivable agreement liability and deferred taxes arising from LLC Interest ownership exchanges and the issuance of common stock from equity incentive plans	—	—	—	—	(1,210)	—	—	—	(1,210)
Adjustments to non-controlling interests	—	—	—	—	(2,254)	—	—	2,254	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,630)	(1,630)
Dividends ($0.12 per share)	—	—	—	—	—	—	(25,609)	—	(25,609)
Stock-based compensation expense	—	—	—	—	26,865	—	—	—	26,865
Payroll taxes paid for stock-based compensation	—	—	—	—	(1,219)	—	—	—	(1,219)
Net income	—	—	—	—	—	—	185,636	24,913	210,549
Other comprehensive income (loss)	—	—	—	—	—	718	—	223	941
Balance at September 30, 2025	$1	$1	$—	$—	$4,865,172	$7,749	$1,407,775	$654,265	$6,934,963
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net income	$664,758	$554,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	184,515	190,098
Stock-based compensation expense	81,242	75,232
Digital assets received as revenue	(6,812)	(4,372)
Deferred taxes	58,852	23,619
Other (income) loss, net	(24,864)	(56,306)
(Increase) decrease in operating assets:
Receivable from/payable to brokers and dealers and clearing organizations, net	(41,091)	(11,989)
Deposits with clearing organizations	964	(10,002)
Accounts receivable	(71,042)	(43,672)
Receivable and due from related parties/payable and due to related parties, net	5,230	22,081
Deferred tax asset as a result of transferable tax credit purchase	—	17,646
Other assets	(18,339)	(17,377)
Increase (decrease) in operating liabilities:
Accrued compensation	(32,359)	(14,946)
Deferred revenue	9,126	5,233
Accounts payable, accrued expenses and other liabilities	35,075	82,076
Net cash provided by operating activities	845,255	811,697
Cash flows from investing activities
Cash paid for investments	(76,891)	(38,440)
Cash received from sale of digital assets	—	15,000
Purchases of furniture, equipment, software and leasehold improvements	(27,235)	(21,141)
Capitalized software development costs	(56,278)	(47,144)
Net cash used in investing activities	(160,404)	(91,725)
Cash flows from financing activities
Share repurchases pursuant to share repurchase programs	(447,305)	(844)
Proceeds from stock-based compensation exercises	2,983	—
Dividends	(88,924)	(76,788)
Distributions to non-controlling interests	(14,109)	(14,158)
Payroll taxes paid for stock-based compensation	(86,031)	(48,985)
Payments on tax receivable agreement liability	(19,024)	(21,437)
Net cash used in financing activities	(652,410)	(162,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,285)	9,860
Net increase (decrease) in cash, cash equivalents and restricted cash	30,156	567,620
Cash, cash equivalents and restricted cash
Beginning of period	2,085,739	1,341,302
End of period	$2,115,895	$1,908,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tradeweb Markets Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
(dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosure of cash flow information
Income taxes paid, net of (refunds)	$135,922	$43,517
Cash paid for interest	$1,203	$2,118
Non-cash investing and financing activities
Equity securities received upon conversion of receivables	$78,370	$—
Furniture, equipment, software and leasehold improvement additions included in accounts payable	$790	$10,189
Leasehold improvements obtained in exchange for lease liabilities	$—	$11,374
Unsettled share repurchases and excise tax included in other liabilities	$8,454	$—
Items arising from LLC Interest ownership changes:
Establishment of liabilities under tax receivable agreement	$—	$—
Deferred tax asset	$49,772	$24,268

	September 30,	December 31,
Reconciliation of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$2,114,895	$2,084,739
Restricted cash	1,000	1,000
Cash, cash equivalents and restricted cash	$2,115,895	$2,085,739

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
On January 29, 2021, London Stock Exchange Group plc (“LSEG”) completed its acquisition of the Refinitiv business from a consortium, including certain investment funds affiliated with Blackstone Inc. (“Blackstone”) as well as Thomson Reuters Corporation (“TR”), in an all share transaction (the “LSEG Transaction”).
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
The Corporation is a holding company whose principal asset is LLC Interests (as defined below) of TWM LLC. As the sole manager of TWM LLC, the Corporation operates and controls all of the business and affairs of TWM LLC and, through TWM LLC and its subsidiaries, conducts the Corporation’s business. As a result of this control, and because the Corporation has a substantial financial interest in TWM LLC, the Corporation consolidates the financial results of TWM LLC and reports a non-controlling interest in the Corporation’s condensed consolidated financial statements. As of September 30, 2026 and December 31, 2025, Tradeweb Markets Inc. owned 90.1% and 90.2%, respectively, of TWM LLC and the non-controlling interest holders owned the remaining 9.9% and 9.8%, respectively, of TWM LLC. References to LLC Interests held by Tradeweb Markets Inc. and comparable terminology refer to LLC Interests held by Tradeweb Markets Inc. directly as well as indirectly through direct, wholly-owned subsidiaries of Tradeweb Markets Inc. (which are holding companies with no independent operations).
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
As of September 30, 2026:
•The public investors collectively owned 112,142,045 shares of Class A common stock, representing 9.8% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and indirectly, through Tradeweb Markets Inc., owned 48.3% of the economic interest in TWM LLC;
•LSEG indirectly owned 96,933,192 shares of Class B common stock, 18,000,000 shares of Class C common stock and 4,988,329 shares of Class D common stock, collectively representing 90.2% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock and directly and indirectly, through Tradeweb Markets Inc., owned 51.7% of the economic interest in TWM LLC; and
•Other stockholders that continued to own LLC Interests also collectively owned 68,539 shares of Class D common stock, representing less than 0.1% of the combined voting power of Tradeweb Markets Inc.’s issued and outstanding common stock. Collectively, these stockholders directly owned less than 0.1% of the economic interest in TWM LLC.

In addition, the Company’s basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 were impacted by 77,847 and 76,448, respectively, of weighted average shares resulting from unvested or unsettled vested stock awards that were considered participating securities for purposes of calculating earnings per share in accordance with the two-class method. The Company’s diluted earnings per share calculations for the three and nine months ended September 30, 2026 also include 493,942 and 488,333, respectively, of weighted average shares resulting from the dilutive effect of its equity incentive plans. See Note 13 – Earnings Per Share for additional details.
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

As of September 30, 2026 and December 31, 2025, accumulated depreciation related to furniture, equipment, purchased software and leasehold improvements totaled $109.5 million and $96.7 million, respectively. Depreciation expense for furniture, equipment, purchased software and leasehold improvements was $7.3 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and $21.8 million and $18.5 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, accumulated amortization related to software development costs totaled $462.6 million and $387.1 million, respectively. Amortization expense for software development costs was $25.9 million and $23.3 million for the three months ended September 30, 2026 and 2025, respectively, and $75.5 million and $67.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, accumulated amortization related to intangible assets totaled $887.0 million and $799.7 million, respectively. Amortization expense for definite-lived intangible assets was $29.1 million and $34.6 million for the three months ended September 30, 2026 and 2025, respectively, and $87.3 million and $103.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Digital Assets and Other Investments at Fair Value
Investments in Digital Assets - Canton Coins
The Company performs services as a Super Validator and Validator on the Global Synchronizer, the Canton Network’s decentralized interoperability infrastructure. The Canton Network is a public-permissioned blockchain network designed with privacy and controls to facilitate the exchange of regulated financial assets. The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. As a Super Validator and Validator on the network, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these validation services, the Company earns Canton Coins and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. The cost basis of the Canton Coins received throughout each day is initially recorded at its fair value on the date of receipt as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition. The Canton Coins are then remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net in the condensed consolidated statements of income. The Company employs the first-in-first-out (“FIFO”) method to determine the cost basis of its Canton Coins for the computation of gains and losses on any disposal or sale of Canton Coins. Realized gain/(loss) on any disposal or sale of Canton Coins are also included as a component of other income (loss), net in the condensed consolidated statements of income.
Investments in Available-for-Sale Debt Securities
Investments in available-for-sale debt securities are carried at fair value with unrealized gains or losses excluded from earnings and reported in accumulated other comprehensive income (loss) in the condensed consolidated statements of financial condition until the available-for-sale debt security is derecognized. When an available-for-sale debt security is derecognized, the accumulated other comprehensive income (loss) balance for that security, as of the end of the preceding reporting period, is reclassified into earnings.
On a quarterly basis, the Company assesses whether an impairment loss on its available-for-sale debt securities has occurred due to declines in fair value or other market conditions. When the amortized cost basis of available-for-sale debt security exceeds its fair value, the security is deemed to be impaired. The portion of an impairment related to credit losses is determined by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security and is recorded as a charge in the condensed consolidated statements of income. The remainder of an impairment is recognized in accumulated other comprehensive loss if the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to recovery. Investments in available-for-sale debt securities are included as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition.
Investments in Equity Securities with a Readily Determinable Fair Value
Minority investments in equity securities with a readily determinable fair value that are not accounted for under the equity method are remeasured to fair market value at the end of each reporting period through an adjustment to unrealized gain/(loss) included as a component of other income (loss), net in the condensed consolidated statements of income. These investments are included as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition.
Other Equity Investments
The Company generally accounts for equity investments under the equity method of accounting when it has the ability to exercise significant influence over the entity’s operating and financial policies but does not have a controlling financial interest. For equity investments in corporations, the equity method applies only to investments in common stock or in-substance common stock.
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
Equity method investments and investments in equity securities without a readily determinable fair value are included as a component of other assets in the condensed consolidated statements of financial condition.
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
Translation of Foreign Currency and Foreign Exchange Derivative Contracts
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. The realized and unrealized gains/losses totaled a loss of $0.4 million and a gain of $2.1 million during the three months ended September 30, 2026 and 2025, respectively, and a loss of $2.2 million and a gain of $4.7 million during the nine months ended September 30, 2026 and 2025, respectively. Since the condensed consolidated financial statements are presented in U.S. dollars, the Company also translates all non-U.S. dollar functional currency revenues, expenses, assets and liabilities into U.S. dollars. All non-U.S. dollar functional currency revenue and expense amounts are translated into U.S. dollars monthly at the average exchange rate for the month. All non-U.S. dollar functional currency assets and liabilities are translated at the rate prevailing at the end of the reporting period. Gains or losses on translation in the financial statements, when the functional currency is other than the U.S. dollar, are included as a component of other comprehensive income.

The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The Company’s foreign exchange derivative contracts are not designated as hedges for accounting purposes. Changes in the fair value during the period of foreign currency forward contracts, which were entered into for foreign exchange risk management purposes relating to operating activities, are recognized in the condensed consolidated statements of income within general and administrative expenses and related cash flows are included in cash flows from operating activities. The Company does not use derivative instruments for trading or speculative purposes. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $4.0 million and a loss of $1.8 million during the three months ended September 30, 2026 and 2025, respectively, and a gain of $14.2 million and a loss of $22.6 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, in the condensed consolidated statements of financial condition. See Note 10 – Fair Value of Financial Instruments and Other Assets for additional details on the Company’s derivative instruments.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and nine months ended September 30, 2026 or 2025.

On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026 or 2025. The Company continues to monitor developments related to the global tax reform and is awaiting further legislative updates.
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
3.    Restricted Cash
Cash has been segregated in a special reserve bank account for the benefit of brokers and dealers under SEC Rule 15c3-3. The Company computes the proprietary accounts of broker-dealers (“PAB”) reserve, which requires the Company to maintain minimum segregated cash in the amount of excess total credits per the reserve computation. As of both September 30, 2026 and December 31, 2025, cash in the amount of $1.0 million, has been segregated in the PAB reserve account, exceeding the requirements pursuant to SEC Rule 15c3-3.
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
The Company also earns revenue for performing services as a Super Validator and Validator on the Canton Network, (collectively, “Validator Revenue”), included as a component of other revenue in the condensed consolidated statements of income. As a Super Validator and Validator, the Company verifies network transactions and contributes to the consensus mechanism of the network. For these services, the Company earns Canton Coins and the number of Canton Coins earned in a particular period is variable based on the Canton Network’s minting curve and burn-mint equilibrium, the amount of time that the Company’s nodes are active during any given minting cycle (with new rounds beginning at regular 10 minute intervals throughout each day) in comparison to other network participants, the network designated weight of each of the Company’s validators and, beginning in the second quarter of 2026, the Company’s elected tier within the long-term locking commitment framework for Super Validators. Since the Canton Network is not an entity, it may not meet the definition of a customer in accordance with ASC 606, Revenue From Contracts with Customers (“ASC 606”). As a result, the Company has determined that, in the absence of a contract with a customer, it applies ASC 606, ‘by analogy’ to its Validator Revenue, considering the Canton Network’s protocol as a contract-like arrangement. Each block creation or validation round is considered a separate performance obligation and the Validator Revenue is recognized at the point in time when the validation round is complete and the Canton Coins are transferred into the Company’s digital wallet at the end of the round. Validator Revenue is recognized based on the fair value of each Canton Coin at contract inception, which has been deemed to be the start of each validation round, and therefore Validator Revenue will also vary based on any changes in the fair value of the Canton Coin, which may be highly volatile.

Some revenues earned by the Company have fixed fee components, such as monthly minimums or fixed monthly fees, and variable components, such as transaction-based fees and commissions. The breakdown of revenues between fixed and variable revenues for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$439,493	$52,304	$372,380	$48,929
Subscription fees	515	60,895	452	60,378
LSEG market data fees	—	26,539	—	20,534
Other (1)	1,959	2,840	2,939	2,986
Total revenue	$441,967	$142,578	$375,771	$132,827
(1)Amounts include Validator Revenue totaling $1.4 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	(dollars in thousands)
	Variable	Fixed	Variable	Fixed
Revenues
Transaction fees and commissions	$1,326,817	$154,148	$1,131,285	$141,136
Subscription fees	1,515	181,892	1,352	172,647
LSEG market data fees	—	79,777	—	70,028
Other (1)	8,487	8,619	6,006	8,792
Total revenue	$1,336,819	$424,436	$1,138,643	$392,603
(1)Amounts include Validator Revenue totaling $6.8 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company applies ASC 606 by analogy to its Validator Revenue.
Deferred Revenue
Fees received by the Company which are not yet earned are included in deferred revenue in the condensed consolidated statements of financial condition until the revenue recognition criteria have been met. The revenue recognized and the remaining deferred revenue balances are shown below:

Amount

(dollars in thousands)
Deferred revenue balance - December 31, 2025	$29,030
New billings	179,252
Revenue recognized	(170,063)
Effect of foreign currency exchange rate changes	(101)
Deferred revenue balance - September 30, 2026	$38,118
During the nine months ended September 30, 2026, the Company recognized into revenue $27.4 million in deferred revenue that was deferred as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized into revenue $29.9 million in deferred revenue that was deferred as of December 31, 2024.

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
The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 22.4% and 21.9%, respectively. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction and a return-to-provision adjustment. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.
The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 23.0% and 22.8%, respectively. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the FDDEI deduction and a return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.
The Company has obtained, and expects to obtain, an increase in its share of the tax basis of the assets of TWM LLC when LLC Interests are redeemed or exchanged by Continuing LLC Owners and in connection with certain other qualifying transactions. This increase in tax basis has had, and may in the future have, the effect of reducing the amounts that the Corporation would otherwise pay in the future to various tax authorities. Pursuant to the Tax Receivable Agreement, the Corporation is required to make cash payments to the Continuing LLC Owners equal to 50% of the amount of U.S. federal, state and local income or franchise tax savings, if any, that the Corporation actually realizes (or in some circumstances are deemed to realize) as a result of certain future tax benefits to which the Corporation may become entitled. The Corporation expects to benefit from the remaining 50% of tax benefits, if any, that the Corporation may actually realize. See Note 6 – Tax Receivable Agreement for further details. The tax benefit has been recognized in deferred tax assets in the condensed consolidated statements of financial condition.
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

The impact of any changes in the total projected obligations recorded under the Tax Receivable Agreement as a result of actual changes in the mix of the Company’s earnings, tax legislation and tax rates in various jurisdictions, or other factors that may impact the Corporation’s actual tax savings realized, are reflected in income before taxes in the condensed consolidated statements of income in the period in which the change occurs. As of September 30, 2026 and December 31, 2025, the tax receivable agreement liability in the condensed consolidated statements of financial condition totaled $317.5 million and $336.5 million, respectively. During each of the three and nine months ended September 30, 2026 and 2025, no tax receivable agreement liability adjustment was recognized in the condensed consolidated statements of income.
7.    Non-Controlling Interests
In connection with the Reorganization Transactions, Tradeweb Markets Inc. became the sole manager of TWM LLC and, as a result of this control, and because Tradeweb Markets Inc. has a substantial financial interest in TWM LLC, consolidates the financial results of TWM LLC into its condensed consolidated financial statements. The non-controlling interests balance reported in the condensed consolidated statements of financial condition represents the economic interests of TWM LLC held by Continuing LLC Owners. Income or loss is attributed to the non-controlling interests based on the relative ownership percentages of LLC Interests held during the period by Tradeweb Markets Inc. and the Continuing LLC Owners.
The following table summarizes the ownership interest in Tradeweb Markets LLC:

	September 30, 2026		September 30, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Tradeweb Markets Inc.	209,075,237	90.1%	213,373,468	90.2%
Number of LLC Interests held by non-controlling interests	23,056,868	9.9%	23,057,268	9.8%
Total LLC Interests outstanding	232,132,105	100.0%	236,430,736	100.0%
LLC Interests held by the Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for shares of Class A common stock or Class B common stock, as applicable, on a one-for-one basis or, at the Company’s option, a cash payment in accordance with the terms of the TWM LLC Agreement.
The following table summarizes the impact on Tradeweb Markets Inc.’s equity due to changes in the Corporation’s ownership interest in TWM LLC:

Net Income Attributable to Tradeweb Markets Inc. and Transfers (to) from the Non-Controlling Interests	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net income attributable to Tradeweb Markets Inc.	$197,457	$185,636	$584,059	$487,800
Transfers (to) from non-controlling interests:
Increase/(decrease) in Tradeweb Markets Inc.’s additional paid-in capital as a result of ownership changes in TWM LLC	12,215	(2,254)	34,172	(1,003)
Net transfers (to) from non-controlling interests	12,215	(2,254)	34,172	(1,003)
Change from net income attributable to Tradeweb Markets Inc. and transfers (to) from non-controlling interests	$209,672	$183,382	$618,231	$486,797
8.    Stockholders’ Equity and Stock-Based Compensation Plans
The rights and privileges of the Company’s stockholders’ equity and LLC Interests are described in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and there have been no changes to those rights and privileges during the nine months ended September 30, 2026.

Common Stock
The following table details the movement in the Company’s outstanding shares of common stock during the period:

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2025	115,502,689	96,933,192	18,000,000	5,056,868	235,492,749
Issuance of common stock from equity incentive plans	1,015,893	—	—	—	1,015,893
Share repurchases pursuant to share repurchase programs	(482,621)	—	—	—	(482,621)
Balance at March 31, 2026	116,035,961	96,933,192	18,000,000	5,056,868	236,026,021
Issuance of common stock from equity incentive plans	12,587	—	—	—	12,587
Share repurchases pursuant to share repurchase programs	(1,908,308)	—	—	—	(1,908,308)
Balance at June 30, 2026	114,140,240	96,933,192	18,000,000	5,056,868	234,130,300
Activities related to exchanges of LLC Interests	—	—	—	—	—
Issuance of common stock from equity incentive plans	22,360	—	—	—	22,360
Share repurchases pursuant to share repurchase programs	(2,020,555)	—	—	—	(2,020,555)
Balance at September 30, 2026	112,142,045	96,933,192	18,000,000	5,056,868	232,132,105

	Class A	Class B	Class C	Class D	Total

Balance at December 31, 2024	115,977,551	96,933,192	18,000,000	5,073,538	235,984,281
Activities related to exchanges of LLC Interests	7,000	—	—	(7,000)	—
Issuance of common stock from equity incentive plans	454,830	—	—	—	454,830
Balance at March 31, 2025	116,439,381	96,933,192	18,000,000	5,066,538	236,439,111
Activities related to exchanges of LLC Interests	4,000	—	—	(4,000)	—
Issuance of common stock from equity incentive plans	10,303	—	—	—	10,303
Balance at June 30, 2025	116,453,684	96,933,192	18,000,000	5,062,538	236,449,414
Activities related to exchanges of LLC Interests	5,270	—	—	(5,270)	—
Issuance of common stock from equity incentive plans	23,027	—	—	—	23,027
Balance at September 30, 2025	116,481,981	96,933,192	18,000,000	5,057,268	236,472,441

Stock-Based Compensation Plans
Under the Tradeweb Markets Inc. 2019 Omnibus Equity Incentive Plan, the Company is authorized to issue up to 8,841,864 new shares of Class A common stock to employees, officers and non-employee directors. Under this plan, the Company may grant awards in respect of shares of Class A common stock, including restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) with only time-based vesting conditions, performance-based restricted stock units with both time and performance-based vesting conditions, stock options and dividend equivalent rights. The Company refers to performance-based restricted stock units that vest based on the financial performance of the Company as “PRSUs” and performance-based restricted stock units that vest based on market conditions, such as total shareholder return, as “PSUs”. RSUs, PRSUs and PSUs each represent promises to issue actual shares of Class A common stock at the end of a vesting period. RSAs were issued shares of restricted Class A common stock that were released to an employee on August 1, 2026, at the end of a two-year vesting period. Stock options have a maximum contractual term of 10 years.
During the three months ended September 30, 2026, the Company granted 4,828 RSUs at a weighted-average grant-date fair value per share of $100.41. No PRSUs or PSUs were granted during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company granted 474,482 RSUs, 230,632 PRSUs and 113,428 PSUs at a weighted-average grant-date fair value per share of $123.29, $124.42 and $175.62, respectively.
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

	March 15, 2026 PSU Grant	March 17, 2025 PSU Grant
Maturity (years)	2.8	2.8
Annualized Volatility	25.33%	25.04%
Risk-Free Interest Rate	3.67%	3.95%
A summary of the Company’s total stock-based compensation expense is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Total stock-based compensation expense	$26,377	$26,136	$81,242	$75,232
The stock-based compensation expense above excludes $1.0 million and $0.7 million of stock-based compensation expense capitalized to software development costs during the three months ended September 30, 2026 and 2025, respectively, and $2.8 million and $2.0 million during the nine months ended September 30, 2026 and 2025, respectively.

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
On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of the Company’s Class A common stock (the “2026 Share Repurchase Program”), which became available beginning in May 2026, after completing the $300.0 million of total repurchases of the Company’s Class A common stock authorized under the 2022 Share Repurchase Program.
During the three and nine months ended September 30, 2026, the Company acquired a total of 2,020,555 and 4,411,484 shares, respectively, of Class A common stock at an average price of $103.83 and $101.88, respectively, for purchases totaling $209.8 million and $449.5 million, respectively, pursuant to the Company’s share repurchase programs. As of September 30, 2026, $124.5 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
During the three and nine months ended September 30, 2026, the Company incurred $2.1 million and $3.5 million, respectively, in excise tax associated with share repurchases during the period. There were no share repurchases during the three or nine months ended September 30, 2025.
Other Share Repurchases
During the three months ended September 30, 2026 and 2025, the Company withheld 8,976 and 8,630 shares, respectively, of Class A common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $100.61 and $141.05, respectively, and an aggregate value of approximately $0.9 million and $1.2 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. During the nine months ended September 30, 2026 and 2025, the Company withheld 775,605 and 355,158 shares, respectively, of Class A common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $110.92 and $137.55, respectively, and an aggregate value of $86.0 million and $48.9 million, respectively, based on the price of the Class A common stock on the date the relevant withholding occurred. These shares are withheld in order for the Company to cover the employee payroll tax withholding obligations upon the exercise of stock options and settlement of PRSUs, PSUs and RSUs and such shares were not withheld in connection with the share repurchase programs discussed above.

9.    Related Party Transactions
From time to time, the Company enters into transactions with its related parties which are considered to be related party transactions. As of September 30, 2026 and December 31, 2025, the following balances relating to transactions with such related parties were included in the condensed consolidated statements of financial condition in the following line items:

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Accounts receivable	$21	$56
Receivable and due from related parties	8,544	8,303
Other assets (1)	43,192	4,472
Deferred revenue	7,950	—
Payable and due to related parties	12,574	7,090
(1)As of September 30, 2026 and December 31, 2025, other assets included an equity method investment of $3.0 million and $4.5 million, respectively, representing a 50% equity interest in iAltA Capital Markets, LLC (“iAltA Capital”), in which an entity affiliated with a member of the Company’s board of directors is the other 50% investor (“iAltA Holdings”) and the Company’s director is also the Chief Executive Officer of both iAltA Capital and iAltA Holdings. As of September 30, 2026, other assets also included other equity investments totaling $40.2 million, through which the Company is able to exert significant influence over the investee’s operating and financial policies and are therefore also considered related parties.
The following amounts relating to transactions with such related parties were included in the condensed consolidated statements of income in the following line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenue:
Subscription fees	$199	$224	$855	$789
LSEG market data fees (1)	26,539	20,534	79,777	70,028
Other	177	155	558	458
Expenses: (2)
Employee compensation and benefits (3)	—	—	(60)	—
Technology and communications	7,393	4,293	21,524	8,317
General and administrative	—	2	—	7
Professional fees	—	82	—	363
Occupancy	20	20	59	59
Non-operating income:
Other income (loss), net (4)	(566)	—	(1,477)	—
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
In addition to the above, the Company also periodically does business with certain entities with which its directors are affiliated. During the three and nine months ended September 30, 2026 and 2025, such transactions have not had, and are not currently expected to have, a material impact on the Company’s condensed consolidated financial statements.

10.    Fair Value of Financial Instruments and Other Assets
Financial Instruments and Other Assets Measured at Fair Value
The Company’s financial instruments and other assets measured at fair value in the condensed consolidated statements of financial condition as of September 30, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(dollars in thousands)
As of September 30, 2026
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,900,091	$—	$—	$1,900,091
Investment in available for sale debt securities (1)	—	—	—	—
Investment in equity securities (1)	50,720	12,241	—	62,961
Digital assets – Canton Coins (1)	207,515	—	—	207,515
Receivable and due from related parties – Foreign exchange derivative contracts	—	8,418	—	8,418
Total assets measured at fair value	$2,158,326	$20,659	$—	$2,178,985

As of December 31, 2025
Assets
Cash equivalents – Money market funds and other highly liquid investments	$1,810,560	$—	$—	$1,810,560
Investment in available for sale debt securities (1)	—	—	24,857	24,857
Digital asset loan receivable (1)	—	24,411	—	24,411
Digital assets – Canton Coins (1)	242,729	—	—	242,729
Total assets measured at fair value	$2,053,289	$24,411	$24,857	$2,102,557

Liabilities
Payable and due to related parties – Foreign exchange derivative contracts	$—	$6,657	$—	$6,657
Total liabilities measured at fair value	$—	$6,657	$—	$6,657
(1)Included as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition.
Cash Equivalents
The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Investment in Securitize
In April 2024, the Company made a strategic investment in a convertible note issued by Securitize, Inc. (“Securitize”) with a principal amount and original amortized cost basis of $10.0 million. The investment was made as part of the Company’s broader initiative to support the digitization of capital markets through the adoption of blockchain technology. The convertible note accrued interest at a rate of 5% per annum, compounded annually, and was scheduled to mature on the earliest to occur of January 19, 2027, an event of default or a change in control as each term was defined in the convertible note. On July 1, 2026, Securitize completed a business combination through which it became a publicly-listed company (the “Merger Transaction”), and which triggered the conversion of the convertible note and accrued interest, and resulted in the Company receiving 2.9 million shares of common stock in the post-merger public company Securitize Corp. (ticker symbol “SECZ”) and a contingent right to receive up to 0.1 million additional shares of SECZ common stock based on the performance of SECZ common stock over the five-year period following the closing of the Merger Transaction. The Company’s shares of SECZ common stock are subject to a lock-up agreement with certain restrictions on the Company’s ability to transfer, dispose or otherwise transact through December 2026, subject to certain exceptions.
Prior to conversion, the convertible note was accounted for as an available-for-sale debt security and the convertible note and accrued interest was included within digital assets and other investments at fair value in the condensed consolidated statements of financial condition at a fair value of $38.6 million and $24.9 million as of June 30, 2026 and December 31, 2025, respectively. The convertible note, including accrued interest, had an amortized cost basis of $11.1 million and $10.9 million as of June 30, 2026 and December 31, 2025, respectively. There were no credit losses recorded on the convertible note during each of the three and nine months ended September 30, 2026 and 2025.
Upon the July 1, 2026 conversion, the Company derecognized the $38.6 million convertible note, recorded an investment in the 2.9 million shares of SECZ common stock and the $20.8 million accumulated other comprehensive income balance was reclassified into earnings, including $27.5 million of unrealized gains, included as a component of other income, and $6.7 million of deferred tax expense, during both the three and nine months ended September 30, 2026.
The Company’s investment in shares of SECZ common stock is accounted for as an investment in an equity security with a readily determinable fair value, included as a component of digital assets and other investments at fair value in the condensed consolidated financial statements. As of September 30, 2026, the Company’s investment in Securitize had a fair value of $43.7 million. During both the three and nine months ended September 30, 2026, the Company recognized an unrealized gain totaling $5.0 million, included as a component of other income (loss), net in the condensed consolidated statements of income, related to changes in the fair value of the Company’s investment in Securitize subsequent to its conversion. The publicly traded shares of SECZ common stock are classified within Level 1 of the fair value hierarchy as of September 30, 2026.
During the three and nine months ended September 30, 2026 and 2025, the Company recorded unrealized gains of none, $5.9 million, $13.5 million and $9.5 million, respectively, as a component of other comprehensive income related to an increase in fair value of the convertible note prior to conversion.
Canton Coins
The Canton Network’s Global Synchronizer includes a utility token, which is a digital asset called the Canton Coin. Beginning in the third quarter of 2024, the Company began earning and continues to earn Canton Coins for its function as a Super Validator and Validator on the Global Synchronizer, and then generally holds the Canton Coins on its balance sheet for investment purposes and may use Canton Coins to pay fees associated with its own Canton Network activity. During the second quarter of 2026, the Canton Network implemented a long-term locking and commitment framework for Super Validators (the “Locking Commitment”) designed to align Super Validator incentives with the long-term success of the Canton Network and create visible, on-chain commitment of the Super Validators to the Canton Network. To continue earning Canton Coins for its function as a Super Validator, the Locking Commitment requires Super Validators, including the Company, to lock a defined percentage of its aggregate lifetime Canton Coins earned for its function as a Super Validator (the “Lifetime Super Validator Coins”). Beginning in the second quarter of 2026, the amount of Super Validator weight assigned to the Company is based in part on the tiered percentage Locking Commitment elected by the Company. The Locking Commitment percentages step down over time and are scheduled to end in mid-2029. While Canton Coins are locked, they may not be transferred to third parties and once an election to unlock is made, 1/365 of the requested unlock amount becomes liquid each day (the “Canton Coin Lockup Restrictions”). As of September 30, 2026, the Company has elected Tier 1 of the Locking Commitment framework which allows it to retain 100% of its current Super Validator weight, and, as a result, 70% of its Lifetime Super Validator Coins are subject to the Canton Coin Lockup Restrictions.
During the three and nine months ended September 30, 2026 and 2025, the Company recognized $1.4 million, $2.3 million, $6.8 million and $4.4 million, respectively, in other revenue relating to Canton Coins earned in exchange for providing services as a Super Validator and Validator on the Canton Network.

The following table presents the Company’s Canton Coin holdings as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Quantity of Coins	Cost Basis	Fair Value	Quantity of Coins	Cost Basis	Fair Value

	(dollars in thousands)
Canton Coins (1)	1.6 billion	$18,273	$207,515	1.6 billion	$11,461	$242,729
(1)As of September 30, 2026, the Company was restricted from transferring to third parties a total of 1.3 billion of its Canton Coins valued at $163.7 million as a result of its election under the Canton Coin Lockup Restrictions described above, which could affect the Company’s ability to sell these assets, including during periods of price volatility or reduced liquidity. The Company had no restrictions on its ability to transfer any of its Canton Coins as of December 31, 2025.
In November 2025, the Canton Coin began spot trading across several global digital asset exchanges and therefore its valuation was transferred from Level 3 to Level 1 of the fair value hierarchy as a result of the increase in observable pricing available from active markets. As of September 30, 2026 and December 31, 2025, the Company’s Canton Coin holdings were measured at fair value using quoted prices from the Company’s principal market for the sale of Canton Coins at the time of measurement.
During the three and nine months ended September 30, 2025, the Company sold a portion of its Canton Coin holdings for cash proceeds totaling $15.0 million and recognized a realized gain on the sale totaling $14.9 million, included as a component of other income (loss), net in the condensed consolidated statements of income. There were no material realized gains or losses recorded on the disposition of Canton Coins during the three or nine months ended September 30, 2026.
Total unrealized gains/losses on Canton Coins total an unrealized loss of $24.0 million and an unrealized gain of $28.3 million during three months ended September 30, 2026 and 2025, respectively, and an unrealized loss of $42.0 million and an unrealized gain of $50.6 million, during the nine months ended September 30, 2026 and 2025, respectively, included as a component of other income (loss), net in the condensed consolidated statements of income.
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
Until the approval of CNTN’s shareholders was obtained, the PFWs were accounted for as a digital asset loan receivable. On the November 2025 date of exchange, the Company derecognized the 161 million Canton Coins, recognized a $24.9 million realized gain on the transfer of the Canton Coins during the fourth quarter of 2025 and recorded a $25.0 million digital asset loan receivable, included as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition as of December 31, 2025. Until shareholder approval was obtained, the digital asset loan receivable was remeasured on a recurring basis to the fair market value of the Canton Coins, through an adjustment to unrealized gain/(loss), included as a component of other income (loss), net in the condensed consolidated statements of income. As of December 31, 2025, the digital asset loan receivable was classified within Level 2 of the fair value hierarchy. Its carrying value was determined based on the fair value of the Canton Coin, as adjusted for an allowance for credit loss. As of December 31, 2025, the fair value of the Canton Coin was an observable valuation input.
On January 30, 2026, CNTN’s shareholders approved the issuance of the PFWs and the Company derecognized the digital asset loan receivable which had a carrying value as of December 31, 2025 totaling $24.4 million, including the reversal of the allowance for credit loss of $0.2 million and previously unrealized losses totaling $0.4 million, recorded a $39.8 million investment in the PFWs and recognized a $14.8 million realized gain, included as a component of other income (loss), net in the condensed consolidated statements of income.
During the three and nine months ended September 30, 2026, the Company exercised none and 3.0 million of its PFWs into an equivalent number of shares of CNTN common stock.

Subsequent to the January 30, 2026 approval of CNTN’s shareholders, the PFWs and any shares of CNTN common stock held are both accounted for as an equity security with a readily determinable fair value and included as a component of digital assets and other investments at fair value in the condensed consolidated statements of financial condition. The publicly traded shares of CNTN common stock are classified within Level 1 of the fair value hierarchy while the PFWs are measured at fair value based on the quoted public share price of CNTN common stock and are therefore classified within Level 2 of the fair value hierarchy as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized unrealized losses totaling $3.6 million and $20.4 million, respectively, related to changes in the fair value of the PFWs and shares of CNTN common stock, included as a component of other income (loss), net in the condensed consolidated statements of income.
As of September 30, 2026, the PFWs are not able to be sold or transferred by the Company.
Level 3 Roll Forward
The following table presents a summary of the changes in fair value for Level 3 assets during the three months ended September 30, 2025 and nine months ended September 30, 2026 and 2025. There were no Level 3 assets held and no activity during the three months ended September 30, 2026.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2026	2025

	(dollars in thousands)
Investments in Available for Sale Debt Securities - Securitize
Beginning balance	$14,132	$24,857	$10,354
Transfer out of Level 3 (1)	—	(24,857)	—
Additions	132	—	385
Dispositions	—	—	—
Total realized and unrealized gains included in other comprehensive income (loss)	5,933	—	9,458
Ending balance	$20,197	$—	$20,197

Digital Assets – Canton Coins
Beginning balance	$25,196		$852
Additions	2,314		4,372
Dispositions	(15,000)		(15,000)
Total realized and unrealized gains included in other income (loss), net	43,249		65,535
Ending balance	$55,759		$55,759
(1)Transfers between levels of the fair value hierarchy occur when there are changes in the observability of significant valuation inputs and/or the significance of valuation inputs and are reported at the beginning of the reporting period in which they occur. During the second quarter of 2026, the Company’s investment in the Securitize convertible note was reclassified from Level 3 to Level 2 of the fair value hierarchy as the valuation as of June 30, 2026 was based primarily on observable inputs from a comparable security. Previously, the convertible note was valued based on a probability-weighted expected return model that required assumptions that were both significant and unobservable.
During the three and nine months ended September 30, 2025, the Company recognized unrealized gains relating to Level 3 assets held at September 30, 2025 totaling $29.8 million and $50.6 million, respectively, included as a component of other income (loss), net in the condensed consolidated statements of income and $5.9 million and $9.5 million, respectively, included as a component of other comprehensive income in the condensed consolidated statements of comprehensive income.
Foreign Exchange Derivative Contracts
The Company enters into foreign currency forward contracts to mitigate its U.S. dollar and British pound sterling versus euro exposure, generally with a duration of less than 12 months. The valuations for the Company’s foreign currency forward contracts are primarily based on the difference between the exchange rate associated with the contract and the exchange rate at the current period end for the tenor of the contract. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the counterparty on each of these foreign exchange derivative contracts was an affiliate of LSEG and therefore the corresponding assets or liabilities on such contracts were included in receivable and due from related parties or payable and due to related parties, respectively, in the condensed consolidated statements of financial condition.

The following table summarizes the aggregate U.S. dollar equivalent notional amount of the Company’s foreign exchange derivative contracts not designated as hedges for accounting purposes:

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Foreign currency forward contracts – Gross notional amount	$369,446	$339,794
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Foreign currency forward contracts not designated in accounting hedge relationship – General and administrative (expenses)/income	$3,995	$(1,815)	$14,198	$(22,623)
Financial Instruments Not Measured at Fair Value
The Company’s financial instruments not measured at fair value in the condensed consolidated statements of financial condition as of September 30, 2026 and December 31, 2025 have been categorized based upon the fair value hierarchy as follows:

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of September 30, 2026
Assets
Cash and restricted cash	$215,804	$215,804	$—	$—	$215,804
Receivable from brokers and dealers and clearing organizations	137,347	—	137,347	—	137,347
Deposits with clearing organizations	57,248	57,248	—	—	57,248
Accounts receivable	326,748	—	326,748	—	326,748
Other assets – Memberships in clearing organizations	3,266	—	—	3,266	3,266
Total	$740,413	$273,052	$464,095	$3,266	$740,413

Liabilities
Payable to brokers and dealers and clearing organizations	$90,989	$—	$90,989	$—	$90,989
Total	$90,989	$—	$90,989	$—	$90,989

	Carrying Value	Quoted Prices in active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(dollars in thousands)
As of December 31, 2025
Assets
Cash and restricted cash	$275,179	$275,179	$—	$—	$275,179
Receivable from brokers and dealers and clearing organizations	8,630	—	8,630	—	8,630
Deposits with clearing organizations	58,282	58,282	—	—	58,282
Accounts receivable	257,845	—	257,845	—	257,845
Other assets – Memberships in clearing organizations	3,127	—	—	3,127	3,127
Total	$603,063	$333,461	$266,475	$3,127	$603,063

Liabilities
Payable to brokers and dealers and clearing organizations	$3,363	$—	$3,363	$—	$3,363
Total	$3,363	$—	$3,363	$—	$3,363
The carrying value of financial instruments not measured at fair value classified within Level 1 or Level 2 of the fair value hierarchy approximates fair value because of the relatively short term nature of the underlying assets or liabilities. The memberships in clearing organizations, which are included in other assets in the condensed consolidated statements of financial condition, are classified within Level 3 of the fair value hierarchy because the valuation requires assumptions that are both significant and unobservable.
Non-recurring Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a non-recurring basis, such as assets acquired in a business combination, intangible assets, equity method investments and equity investments without readily determinable fair values for which the measurement alternative has been elected.
As of September 30, 2026 and December 31, 2025, the Company held equity method investments totaling $23.1 million and $4.5 million, respectively, included as a component of other assets in the condensed consolidated statements of financial condition. As of both September 30, 2026 and December 31, 2025, the Company also had $5.0 million in unfunded capital commitments related to its equity method investments. During the three and nine months ended September 30, 2026, the Company recognized an equity pickup loss of $0.6 million and $1.5 million, respectively, included in other income (loss), net in the condensed consolidated statements of income, relating to its pro rata share of operating performance of its equity method investments. No income or loss from equity method investments was recognized during the three or nine months ended September 30, 2025. There were no impairments recorded on equity method investments during the three or nine months ended September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, the Company held minority equity investments in various companies without readily determinable fair values totaling $142.6 million and $44.8 million, respectively, included as a component of other assets in the condensed consolidated statements of financial condition.
During the three and nine months ended September 30, 2026, and as of September 2026 and May 2026, the Company recorded unrealized gains totaling $14.4 million and $41.0 million, respectively, on its minority equity investments based on the price from observable transactions of similar investments of the same issuers. The unrealized gains are included in other income (loss) in the consolidated statements of income. There were no impairments on minority equity investments during the three or nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, the Company recorded impairments totaling $3.8 million and $9.2 million, respectively, on its minority equity investments, as the investments’ carrying amounts exceeded their fair values. The investment impairments are included in other income (loss) in the condensed consolidated statements of income. Of these, impairments of $3.3 million and $5.4 million were recorded during the nine months ended September 30, 2025 based on the respective investment’s fair value as of September 30, 2025 and June 30, 2025, respectively, determined using a discounted cash flow model, using primarily Level 3 inputs. Significant unobservable inputs for these investments included discount rates ranging from 13.5% to 25.0% (weighted average: 16.9%) and perpetual growth rates ranging from 2.0% to 3.0% (weighted average: 2.3%), weighted based on the relative fair value of the investment. In September 2025, the Company also determined one of its investments was not likely recoverable and the investment balance was reduced to zero, resulting in the additional $0.5 million impairment recorded during the three and nine months ended September 30, 2025.
Cumulative impairments on minority equity investments held as of September 30, 2026 totaled $22.7 million. Cumulative unrealized gains on minority equity investments held as of September 30, 2026 totaled $45.3 million.
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
The Company self-clears wholesale U.S. Treasury trades executed on its platform by non-FICC members. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of September 30, 2026, the Company recorded an $137.3 million receivable and a $91.0 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and the Company self-funded the remaining $46.4 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of September 30, 2026 were fully settled during October 2026.
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
Account balances are pooled based on the following risk characteristics:
•Geographic location
•Transaction fee type (billing type)
•Legal entity
An allowance for credit losses is also recognized for any credit impairment of the Company’s digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. As further described in Note 10 – Fair Value of Financial Instruments and Other Assets, in January 2026, upon CNTN shareholder approval for the issuance of the PFWs, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the nine months ended September 30, 2026. There was no allowance for credit losses recorded on available-for-sale debt securities as of December 31, 2025 and there was no credit loss expense recognized during each of the three and nine months ended September 30, 2026 and 2025. As further described in Note 10 – Fair Value of Financial Instruments and Other Assets, in July 2026, the Company’s available-for-sale debt security was converted into equity securities.
Write-Offs
Once determined uncollectible, aged balances are written off against the allowance for credit losses. This determination is based on analysis of individual receivables and aging schedules, which are disaggregated based on the risk characteristics described above. Based on current policy, this generally occurs when the receivable is 360 days past due.
As of September 30, 2026 and December 31, 2025, the Company maintained an allowance for credit losses with regard to its receivables of $0.1 million and $0.6 million, respectively. During the three months ended September 30, 2026, recoveries resulted in a reversal of credit loss expense relating to receivables totaling $0.1 million and during the three months ended September 30, 2025, credit loss expense was $3,000. During the nine months ended September 30, 2026 and 2025, recoveries resulted in a reversal of credit loss expense relating to receivables totaling $0.4 million and $0.2 million, respectively.
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
As of both September 30, 2026 and December 31, 2025, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility.
Leases
The Company has operating leases for corporate offices and data centers with initial lease terms ranging from one to 16 years. The following table presents the future minimum lease payments and the maturity of lease liabilities as of September 30, 2026:

Amount
(dollars in thousands)
Remainder of 2026	$6,059
2027	24,161
2028	20,788
2029	17,977
2030	11,661
Thereafter	122,431
Total future lease payments	203,077
Less imputed interest	(53,782)
Lease liability	$149,295

13.    Earnings Per Share
The following table summarizes the calculations of basic and diluted earnings per share of Class A and Class B common stock for Tradeweb Markets Inc.:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Numerator:
Net income attributable to Tradeweb Markets Inc.	$197,457	$185,636	$584,059	$487,800
Less: Distributed and undistributed earnings allocated to participating securities (1)	(73)	(138)	(211)	(379)
Net income attributable to outstanding shares of Class A and Class B common stock - Basic and Diluted	$197,384	$185,498	$583,848	$487,421

Denominator:
Weighted average shares of Class A and Class B common stock outstanding - Basic	210,409,905	213,359,090	211,844,545	213,263,111
Dilutive effect of PRSUs	124,246	467,912	41,415	451,111
Dilutive effect of options	148,809	288,067	172,969	290,111
Dilutive effect of RSUs and RSAs	185,598	353,785	246,895	412,545
Dilutive effect of PSUs	35,289	514,632	27,054	534,401
Weighted average shares of Class A and Class B common stock outstanding - Diluted	210,903,847	214,983,486	212,332,878	214,951,279

Earnings per share - Basic	$0.94	$0.87	$2.76	$2.29
Earnings per share - Diluted	$0.94	$0.86	$2.75	$2.27
(1)During the three months ended September 30, 2026 and 2025, there was a total of 77,847 and 159,088, respectively, and during the nine months ended September 30, 2026 and 2025, there was a total of 76,448 and 165,713, respectively, weighted average unvested or unsettled vested stock awards that were considered a participating security for purposes of calculating earnings per share in accordance with the two-class method.
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
The following table summarizes the PRSUs, shares underlying options, RSUs, RSAs, PSUs and weighted-average LLC Interests held by Continuing LLC Owners that were anti-dilutive for the periods indicated. As a result, these shares, which were outstanding, were excluded from the computation of diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Anti-dilutive Shares:
PRSUs	—	—	—	—
Options	—	—	—	—
RSUs and RSAs	437,271	197,101	411,080	4,361
PSUs	—	—	—	—
LLC Interests	23,056,868	23,062,320	23,056,868	23,065,139
Shares of Class C and Class D common stock do not have economic rights in Tradeweb Markets Inc. and, therefore, are not included in the calculation of basic earnings per share and are not participating securities for purposes of the computation of diluted earnings per share.

14.    Regulatory Capital Requirements
TWL, DW, TWD and ICDLC are subject to the Uniform Net Capital Rule 15c3-1 under the Exchange Act and certain of the Company's foreign subsidiaries are subject to financial resource requirements from their local regulators. At September 30, 2026 and December 31, 2025, the regulatory capital requirements and regulatory capital for these entities are as follows:

	September 30, 2026			December 31, 2025
	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital	Regulatory Capital	Regulatory Capital Requirement	Excess Regulatory Capital

	(dollars in thousands)
TWL	$69,459	$5,056	$64,403	$65,479	$5,296	$60,183
DW	305,076	3,033	302,043	260,326	3,131	257,195
TWD	74,579	1,425	73,154	54,479	1,458	53,021
TEL	133,140	35,756	97,384	94,572	33,184	61,388
TWJ	12,657	3,123	9,534	10,619	2,705	7,914
TWEU	11,619	7,730	3,889	8,253	7,483	770
TESL	7,059	992	6,067	6,889	1,177	5,712
TESBV	8,550	3,211	5,339	8,527	4,028	4,499
YB	10,345	674	9,671	9,932	—	9,932
TDIFC	786	30	756	283	30	253
ICDLC	13,554	893	12,661	10,349	766	9,583
ICDLT	9,144	4,667	4,477	7,992	4,126	3,866
TWSA	568	62	506	735	63	672
TAPL	93	39	54	148	39	109
As SEFs, TW SEF and DW SEF are required to maintain adequate financial resources and liquid financial assets in accordance with CFTC regulations. The required and maintained financial resources and liquid financial assets at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026			December 31, 2025
	Financial Resources	Required Financial Resources	Excess Financial Resources	Financial Resources	Required Financial Resources	Excess Financial Resources

	(dollars in thousands)
TW SEF	$191,996	$19,000	$172,996	$68,063	$18,000	$50,063
DW SEF	17,234	8,914	8,320	15,027	8,511	6,516

	September 30, 2026			December 31, 2025
	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets	Liquid Financial Assets	Required Liquid Financial Assets	Excess Liquid Financial Assets

	(dollars in thousands)
TW SEF	$134,104	$4,750	$129,354	$34,190	$4,500	$29,690
DW SEF	12,705	2,229	10,476	10,664	2,128	8,536
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

Consolidated net income is the measure of segment profit most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess performance. Significant expense categories included in consolidated net income that are regularly provided to the CODM include employee compensation and benefits, technology and communications, general and administrative, professional fees and occupancy, each as presented in the condensed consolidated statements of income.
Information regarding revenue from external clients by client sector, significant segment expenses and consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenues
Institutional	$374,600	$317,148	$1,134,880	$947,162
Wholesale	110,514	99,365	335,710	302,894
Retail	39,080	38,025	105,579	111,504
Corporates	23,479	23,243	73,999	69,745
Market Data	36,872	30,817	111,087	99,941
Total revenue	584,545	508,598	1,761,255	1,531,246
Less:
Employee compensation and benefits	178,927	164,993	549,182	511,563
Technology and communications	44,623	33,867	126,148	92,807
General and administrative	17,324	16,892	45,884	66,616
Professional fees	19,757	11,483	44,846	38,100
Occupancy	8,165	6,641	24,735	17,737
Other segment items (1)	90,844	64,173	305,702	250,047
Net income	$224,905	$210,549	$664,758	$554,376
(1)Other segment items include depreciation and amortization, the tax receivable agreement liability adjustment (as applicable), interest income, interest expense, other (income) loss, net and provision for income taxes, each as presented in the condensed consolidated statements of income.
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
The measure of segment assets is reported in the condensed consolidated statements of financial condition as total consolidated assets. Total expenditures for additions to long-lived assets are as reported in the condensed consolidated statements of cash flows. Long-lived assets are attributed to the geographic area based on the location of the particular subsidiary.
The following table provides revenue by geographic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Revenues
U.S.	$326,038	$297,435	$983,566	$893,119
International	258,507	211,163	777,689	638,127
Total revenue	$584,545	$508,598	$1,761,255	$1,531,246

The following table provides information on the attribution of long-lived assets by geographic area:

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Long-lived assets
U.S.	$4,637,523	$4,737,934
International	39,243	31,746
Total	$4,676,766	$4,769,680
16.    Subsequent Events
Dividends and Distributions
On October 29, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the fourth quarter of 2026. This dividend will be payable on December 15, 2026 to stockholders of record as of December 1, 2026.
On October 29, 2026, Tradeweb Markets Inc., as the sole manager, approved distributions to be made during the fourth quarter of 2026 by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $162.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date.
Acquisition of Trumid
On October 19, 2026, the Company entered into a definitive agreement (the “Trumid Transaction Agreement”) for Tradeweb Markets LLC to acquire directly and indirectly all of the outstanding equity interests of Trumid Holdings, LLC (“Trumid”). Trumid is a financial technology company and electronic trading platform focused on U.S dollar-denominated investment grade, high yield, distressed and emerging market bonds. Trumid’s platform supports trading in bonds prior to their issuance (referred to as “grey market trading”) and early market trading and includes trading protocols, such as RFQ, Attributed Trading and Swarms, a protocol which is designed to bring a group of participants together on the same bond at particular times throughout the day.
Pursuant to the terms of the Trumid Transaction Agreement, the total purchase price is $1.97 billion, which will consist of $1.89 billion payable in cash, subject to customary adjustments for cash acquired, indebtedness, net working capital and transaction expenses, and 773,900 LLC Interests (the “Trumid LLC Interests”) and corresponding shares of the Class C common stock, representing per the Trumid Transaction Agreement, $82.0 million in equity based on the volume-weighted average price of the Class A common stock over the five trading days prior to the date of the Trumid Transaction Agreement. The closing of the acquisition is subject to the satisfaction of regulatory approvals as well as other customary closing conditions.
The Trumid LLC Interests will be redeemable or exchangeable on a one-for-one basis for shares of the Class A common stock, or at the Company’s option, in cash.
The Trumid Transaction Agreement contains certain termination rights for Tradeweb Markets LLC and Trumid and, subject to certain limitations set forth therein, may be terminated by either Tradeweb Markets LLC or Trumid if the acquisition closing has not occurred on or before October 19, 2027 (as such date may be extended in accordance with the terms of the Trumid Transaction Agreement to a maximum of twenty-four (24) months after the date of the Trumid Transaction Agreement). The acquisition is currently targeted to close in the first half 2027, although no assurance can be given in that regard. In addition, if the Trumid Transaction Agreement is terminated under certain circumstances, Tradeweb Markets LLC will be obligated to pay Trumid a termination fee of $105.0 million.

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
Foreign Currency Exchange Rate Environment
We earn revenues, pay expenses, hold assets and incur liabilities in currencies other than the U.S. dollar. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations from period to period. In particular, fluctuations in exchange rates for non-U.S. dollar currencies may reduce the U.S. dollar value of revenues, earnings and cash flows we receive from non-U.S. markets, increase our operating expenses (as measured in U.S. dollars) in those markets, negatively impact our competitiveness in those markets or otherwise adversely impact our results of operations or financial condition. Future fluctuations of foreign currency exchange rates and their impact on our results of operations and financial condition are inherently uncertain. As we continue to grow the size of our global operations, these fluctuations may be material. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency and Derivative Risk” elsewhere in this Quarterly Report on Form 10-Q, for the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation and realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies during the three and nine months ended September 30, 2026 and 2025.
Recent Developments
Acquisition of Trumid
On October 19, 2026, Tradeweb Markets LLC entered into a definitive agreement (the “Trumid Transaction Agreement”) for Tradeweb Markets LLC to acquire directly and indirectly all of the outstanding equity interests of Trumid Holdings, LLC (“Trumid”). See Note 16 – Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on this pending acquisition.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026. The Company will continue to evaluate the implications of this legislation on future periods.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA established a 15% corporate alternative minimum tax (“CAMT”) effective for taxable years beginning after December 31, 2022, and imposed a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded U.S. corporations. The 1% excise tax did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026 or 2025. The Company is subject to the current 15% CAMT, however, it did not have an impact on the Company’s effective tax rate for the three and nine months ended September 30, 2026 or 2025. The IRA also has not had an impact to our non-GAAP adjusted effective tax rate used for purposes of calculating our non-GAAP measure of Adjusted Net Income for the three and nine months ended September 30, 2026 or 2025.
On October 8, 2021, the Organization for Economic Cooperation and Development announced an accord endorsing and providing an implementation plan focused on global profit allocation, and implementing a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, known as the “Two Pillar Plan.” On December 15, 2022, the European Council formally adopted a European Union directive on the implementation of the plan which became effective for the Company beginning on January 1, 2024. The Company falls under the provisions of the Two Pillar Plan and related tax impacts per local country adoption as it is a consolidating subsidiary of LSEG. The Two Pillar Plan did not have a material impact on the Company’s condensed consolidated statements of financial condition as of September 30, 2026 or December 31, 2025 or the Company’s condensed consolidated statements of income or cash flows for the three and nine months ended September 30, 2026 or 2025. The Company continues to monitor developments related to the global tax reform and is awaiting further legislative updates.
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

Technology and Communications
Technology and communications expense consists of costs relating to software and hardware maintenance, including software subscription and usage fees, including for generative artificial intelligence (“AI”) tools, our internal network connections, data center costs, clearance and other trading platform related transaction costs and data feeds provided by third-party service providers, including LSEG. Factors that influence technology and communications expense include trading volumes and our investments in innovation, AI, data strategy and cybersecurity.
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
Tax Receivable Agreement Liability Adjustment
The tax receivable agreement liability adjustment reflects changes in the tax receivable agreement liability recorded in our condensed consolidated statements of financial condition as a result of changes in the mix of earnings, tax legislation and tax rates in various jurisdictions which impacted our estimated future tax savings. There was no tax receivable agreement liability adjustment during each of the three and nine months ended September 30, 2026 and 2025.
Interest Income
Interest income consists primarily of interest earned from our cash deposited with large commercial banks and money market funds, as well as interest earned from any investments in available-for-sale debt securities.
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

LLC Interests held by Continuing LLC Owners are redeemable in accordance with the TWM LLC Agreement, at the election of such holders, for newly issued shares of Class A common stock or Class B common stock, as the case may be, on a one-for-one basis. In the event of such election by a Continuing LLC Owner, we may, at our option, effect a direct exchange of Class A common stock or Class B common stock for such LLC Interests of such Continuing LLC Owner in lieu of such redemption. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in TWM LLC. As of September 30, 2026, we owned 90.1% of TWM LLC and Continuing LLC Owners owned the remaining 9.9% of TWM LLC.
Results of Operations
For the Three Months Ended September 30, 2026 and September 30, 2025
The following table sets forth a summary of our statements of income for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Total revenue	$584,545	$508,598	$75,947	14.9%
Total expenses	331,115	298,227	32,888	11.0%
Operating income	253,430	210,371	43,059	20.5%
Interest income	18,353	20,348	(1,995)	(9.8)%
Interest expense	(522)	(522)	—	—%
Other income (loss), net	18,742	39,420	(20,678)	(52.5)%
Income before taxes	290,003	269,617	20,386	7.6%
Provision for income taxes	(65,098)	(59,068)	(6,030)	10.2%
Net income	224,905	210,549	14,356	6.8%
Less: Net income attributable to non-controlling interests	27,448	24,913	2,535	10.2%
Net income attributable to Tradeweb Markets Inc.	$197,457	$185,636	$11,821	6.4%

Revenues
Our revenues for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$491,797	84.1%	$421,309	82.8%	$70,488	16.7%
Subscription fees (1)	87,949	15.0	81,364	16.0	6,585	8.1%
Other	4,799	0.8	5,925	1.2	(1,126)	(19.0)%
Total revenue	$584,545	100.0%	$508,598	100.0%	$75,947	14.9%

Components of total revenue growth:
Constant currency change (2)						15.4%
Foreign currency impact						(0.5)%
Total revenue growth						14.9%
(1)Subscription fees for the three months ended September 30, 2026 and 2025 include $26.5 million and $20.5 million, respectively, of LSEG market data fees.
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

Our third quarter 2026 results reflected growing momentum across our global business, against a backdrop of rising yields, shifting interest rate expectations and elevated issuance. As investors navigate a rapidly changing fixed income landscape, they are increasingly looking to technology and a broader range of trading protocols to execute efficiently and manage risk. The primary driver of the $75.9 million increase in revenue was related to a $70.5 million increase in transaction fees and commissions to $491.8 million for the three months ended September 30, 2026 from $421.3 million for the three months ended September 30, 2025, primarily due to higher revenues for rates derivatives products, U.S. government bonds, U.S. corporate bonds, U.S. exchange traded funds (“ ETFs”), credit and equity derivative products and European government bonds.
Our total revenue by asset class for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$324,459	$274,497	$49,962	18.2%
Credit	132,990	121,334	11,656	9.6%
Equities	38,420	29,829	8,591	28.8%
Money Markets	44,173	42,889	1,284	3.0%
Market Data	36,872	30,817	6,055	19.6%
Other	7,631	9,232	(1,601)	(17.3)%
Total revenue	$584,545	$508,598	$75,947	14.9%

Our variable and fixed revenues by asset class for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2026		2025		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$249,080	$75,379	$203,409	$71,088	$45,671	$4,291	22.5%	6.0%
Credit	115,833	17,157	103,880	17,454	11,953	(297)	11.5%	(1.7)%
Equities	36,011	2,409	27,359	2,470	8,652	(61)	31.6%	(2.5)%
Money Markets	39,389	4,784	38,424	4,465	965	319	2.5%	7.1%
Market Data	66	36,806	96	30,721	(30)	6,085	(31.3)%	19.8%
Other	1,588	6,043	2,603	6,629	(1,015)	(586)	(39.0)%	(8.8)%
Total revenue	$441,967	$142,578	$375,771	$132,827	$66,196	$9,751	17.6%	7.3%

A significant percentage of our transaction fees and commissions are tied directly to overall trading volumes in the rates, credit, equities and money markets asset classes. The average daily volumes and total volumes on our trading platform by asset class for the three months ended September 30, 2026 and 2025, and the resulting percentage changes, are summarized as follows:

	Three Months Ended
	September 30,
	2026		2025		ADV
	ADV	Volume	ADV	Volume	% Change

	(dollars in millions)
Rates	$1,948,129	$125,463,492	$1,455,555	$93,809,148	33.8%
Rates Cash	603,274	38,724,328	534,513	34,306,862	12.9%
Rates Derivatives	1,344,856	86,739,164	921,043	59,502,286	46.0%
Swaps / Swaptions Tenor (≥ 1 year)	678,891	43,744,073	476,891	30,811,252	42.4%
Other Rates Derivatives (1)	665,965	42,995,091	444,152	28,691,034	49.9%

Credit	60,918	3,940,476	42,024	2,720,174	45.0%
Cash Credit (2)	13,540	872,546	11,191	721,616	21.0%
Credit Derivatives, China Bonds and U.S. Cash EP	47,377	3,067,930	30,833	1,998,558	53.7%

Equities	29,816	1,918,039	26,061	1,677,007	14.4%
Equities Cash	14,910	961,460	11,836	763,746	26.0%
Equities Derivatives	14,906	956,579	14,225	913,262	4.8%

Money Markets	1,114,211	78,994,808	1,051,615	74,615,933	6.0%

Total	$3,153,074	$210,316,816	$2,575,256	$172,822,263	22.4%
Total excluding Other Rates Derivatives (3)	$2,487,109	$167,321,725	$2,131,104	$144,131,229	16.7%
(1)Includes Swaps/Swaptions of tenor less than 1 year and Rates Futures.
(2)The “Cash Credit” category represents the “Credit” asset class excluding (1) Credit Derivatives (2) China Bonds and (3) U.S. High Grade and High Yield electronically processed (“EP”) activity.
(3)Included to contextualize the impact of short-tenored Swaps/Swaptions and Rates Futures on totals for all periods presented.

The average variable fees per million dollars of volume traded on our trading platform by asset class for the three months ended September 30, 2026 and 2025 are summarized below. There are four potential drivers of quarterly fluctuations in our average variable fees per million: (1) the mix and duration of cash and derivatives products traded, (2) the mix of protocols underpinning cash and derivatives products, (3) volume discounts and (4) clients moving between fixed and variable pricing structures. Average variable fees per million should be reviewed in conjunction with our trading volumes and total revenue by asset class. Since variable fees are sometimes subject to fee plans with tiered pricing based on product mix and volume, average variable fees per million for a specific asset class may not correlate with volumes or revenue growth.

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change
Rates	$1.99	$2.17	$(0.18)	(8.4)%
Rates Cash	$2.28	$2.28	$—	—%
Rates Derivatives	$1.85	$2.10	$(0.25)	(11.9)%
Rates Derivatives (≥ 1 year)	$3.43	$3.83	$(0.40)	(10.5)%
Other Rates Derivatives (1)	$0.25	$0.25	$—	0.6%

Credit	$29.40	$38.19	$(8.79)	(23.0)%
Cash Credit (2)	$114.85	$128.48	$(13.63)	(10.6)%
Credit Derivatives, China Bonds and U.S. Cash EP	$5.09	$5.59	$(0.50)	(8.9)%

Equities	$18.77	$16.31	$2.46	15.1%
Equities Cash	$29.34	$27.98	$1.36	4.9%
Equities Derivatives	$8.15	$6.56	$1.59	24.2%

Money Markets	$0.50	$0.51	$(0.01)	(3.2)%

Total	$2.09	$2.16	$(0.07)	(3.0)%
Total excluding Other Rates Derivatives (3)	$2.57	$2.54	$0.03	1.1%
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
The key drivers of the change in total revenue, volumes and variable fees per million by asset class are summarized as follows:

Rates. Revenues from our rates asset class increased by $50.0 million or 18.2% to $324.5 million for the three months ended September 30, 2026 compared to $274.5 million for the three months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products and U.S. government bonds.
Average variable fees per million for rates decreased primarily due to a decrease in average variable fees per million for rates derivatives driven primarily by shifts in the mix and duration of derivative products traded.

Credit. Revenues from our credit asset class increased by $11.7 million or 9.6% to $133.0 million for the three months ended September 30, 2026 compared to $121.3 million for the three months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. corporate bonds, credit derivatives products, municipals and other credit bonds.
Average variable fees per million for credit decreased primarily due to a mix shift away from European corporate bonds and municipal bonds, which both have a higher variable fee capture compared to overall credit and towards credit derivatives, which have a lower variable fee capture compared to overall credit.

Equities. Revenues from our equities asset class increased by $8.6 million or 28.8% to $38.4 million for the three months ended September 30, 2026 compared to $29.8 million for the three months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and international ETFs and equity derivative products.

Average variable fees per million for equities increased primarily due to a mix shift towards cash equities, which have a higher variable fee capture compared to overall equities and away from equity derivatives, which have a lower variable fee capture compared to overall equities.
Money Markets. Revenues from our money markets asset class were relatively flat at $44.2 million for the three months ended September 30, 2026 an increase of $1.3 million or 3.0% compared to $42.9 million for the three months ended September 30, 2025.
Average variable fees per million for money markets decreased primarily due to a mix shift away from certificates of deposit, which have a higher variable fee capture compared to overall money markets.
Market Data. Revenues from our market data asset class increased by $6.1 million or 19.6% to $36.9 million for the three months ended September 30, 2026 compared to $30.8 million for the three months ended September 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025. The amended market data license agreement included higher overall fees and a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding increase in revenue during the third quarter of 2026.
Other. Revenues from our other asset class decreased by $1.6 million or 17.3% to $7.6 million for the three months ended September 30, 2026 compared to $9.2 million for the three months ended September 30, 2025 primarily due to lower digital asset revenue earned for performing validation services on the Canton Network, driven by scheduled changes in the Canton Network’s minting curve and its allocation of rewards to Super Validators and lower software development and implementation revenue on behalf of certain clients.
We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$374,600	$317,148	$57,452	18.1%
Wholesale	110,514	99,365	11,149	11.2%
Retail	39,080	38,025	1,055	2.8%
Corporates	23,479	23,243	236	1.0%
Market Data	36,872	30,817	6,055	19.6%
Total revenue	$584,545	$508,598	$75,947	14.9%

Institutional. Revenues from our institutional client sector increased by $57.5 million or 18.1% to $374.6 million for the three months ended September 30, 2026 compared to $317.1 million for the three months ended September 30, 2025. The increase was derived primarily from higher revenues for rates derivatives products, U.S. and international ETFs, credit derivatives products and U.S., European and other government bonds.

Wholesale. Revenues from our wholesale client sector increased by $11.1 million or 11.2% to $110.5 million for the three months ended September 30, 2026 compared to $99.4 million for the three months ended September 30, 2025. The increase was derived primarily from higher revenues for U.S. government bonds, U.S. corporate bonds, equity and rates derivatives products and repurchase agreements.
Retail. Revenues from our retail client sector increased by $1.1 million or 2.8% to $39.1 million for the three months ended September 30, 2026 compared to $38.0 million for the three months ended September 30, 2025. The increase was derived primarily from higher revenues for municipals.
Corporates. Revenues from our corporates client sector were relatively flat at $23.5 million for the three months ended September 30, 2026 an increase of $0.2 million or 1.0% compared to $23.2 million for the three months ended September 30, 2025.

Market Data. Revenues from our market data client sector increased by $6.1 million or 19.6% to $36.9 million for the three months ended September 30, 2026 compared to $30.8 million for the three months ended September 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025. The amended market data license agreement included higher overall fees and a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding increase in revenue during the third quarter of 2026.
Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the three months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$326,038	$297,435	$28,603	9.6%
International	258,507	211,163	47,344	22.4%
Total revenue	$584,545	$508,598	$75,947	14.9%

U.S. Revenues from U.S. clients increased by $28.6 million or 9.6% to $326.0 million for the three months ended September 30, 2026 compared to $297.4 million for the three months ended September 30, 2025 primarily due to higher revenues for U.S. government bonds, U.S. ETFs, U.S. corporate bonds, LSEG market data fees and rates and credit derivatives products.

International. Revenues from international clients increased by $47.3 million or 22.4% to $258.5 million for the three months ended September 30, 2026 compared to $211.2 million for the three months ended September 30, 2025 primarily due to higher revenues for rates derivatives products, LSEG market data fees, U.S. and other government bonds, credit derivatives products and international ETFs.
Operating Expenses
Our expenses for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$178,927	$164,993	$13,934	8.4%
Depreciation and amortization	62,319	64,351	(2,032)	(3.2)%
Technology and communications	44,623	33,867	10,756	31.8%
General and administrative	17,324	16,892	432	2.6%
Professional fees	19,757	11,483	8,274	72.1%
Occupancy	8,165	6,641	1,524	22.9%
Total expenses	$331,115	$298,227	$32,888	11.0%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $13.9 million or 8.4% to $178.9 million for the three months ended September 30, 2026 compared to $165.0 million for the three months ended September 30, 2025. The increase was primarily due to an increase in incentive compensation expense tied to our financial performance and an increase in headcount and related salaries, benefits and stock-based compensation associated with our continued growth. As of September 30, 2026, December 31, 2025 and September 30, 2025, we had 1,661, 1,569 and 1,566 employees globally, respectively.

Depreciation and Amortization. Expenses related to depreciation and amortization decreased by $2.0 million or 3.2% to $62.3 million for the three months ended September 30, 2026 compared to $64.4 million for the three months ended September 30, 2025. The decrease was primarily due to content and data intangible assets recognized in connection with the 2018 Refinitiv Transaction that were fully amortized as of the end of the third quarter of 2025, partially offset by an increase in amortization of software development costs driven by increases in investment in our infrastructure and the relocation of our New York City corporate headquarters during September 2025.
Technology and Communications. Expenses related to technology and communications increased by $10.8 million or 31.8% to $44.6 million for the three months ended September 30, 2026 compared to $33.9 million for the three months ended September 30, 2025. The increase was primarily due to increased investment in our AI and data strategy and infrastructure, as well as higher data and clearance fees, which were driven primarily by higher trading volumes period-over-period.
General and Administrative. Expenses related to general and administrative costs were relatively flat at $17.3 million for the three months ended September 30, 2026, an increase of $0.4 million or 2.6% compared to $16.9 million for the three months ended September 30, 2025. The increase was primarily due to an increase in travel and entertainment and other costs to support our continued growth which was offset by a $3.3 million increase in foreign exchange gains during the three months ended September 30, 2026 compared to the prior year period. Realized and unrealized foreign currency gains totaled $3.6 million during the three months ended September 30, 2026 as compared to $0.3 million in gains during the three months ended September 30, 2025.
Professional Fees. Expenses related to professional fees increased by $8.3 million or 72.1% to $19.8 million for the three months ended September 30, 2026 compared to $11.5 million for the three months ended September 30, 2025, primarily due to higher technology consulting expenses and an increase in professional fees primarily related to mergers and acquisitions and other strategic investing activities.
Occupancy. Expenses related to occupancy costs increased by $1.5 million or 22.9% to $8.2 million for the three months ended September 30, 2026 compared to $6.6 million for the three months ended September 30, 2025. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Interest Income
Interest income decreased by $2.0 million or 9.8% to $18.4 million for the three months ended September 30, 2026 compared to $20.3 million for the three months ended September 30, 2025 primarily due to interest earned on a federal income tax refund received during the three months ended September 30, 2025 and a decrease in the average interest rates earned period-over-period, partially offset by an increase in our average invested cash balance.
Interest Expense
Interest expense remained flat at $0.5 million for the three months ended September 30, 2026 and 2025.
Other Income (Loss), Net
Other income was $18.7 million for the three months ended September 30, 2026, primarily due to the reclassification of $27.5 million of unrealized gains from accumulated other comprehensive income into other income upon the July 1, 2026 conversion of the Company’s convertible note into publicly traded common shares of SECZ and $14.4 million in unrealized gains on a minority equity investment without a readily determinable fair value, based on the price from observable transactions of similar investments of the same issuers, partially offset by a $24.0 million unrealized loss relating to a decrease in fair value of our Canton Coin holdings. Other income was $39.4 million for the three months ended September 30, 2025, primarily due to realized and unrealized gains on Canton Coin holdings, which totaled $43.2 million, partially offset by a $3.8 million loss due to impairments of minority equity investments.

Income Taxes
Income tax expense increased by $6.0 million or 10.2% to $65.1 million for the three months ended September 30, 2026 compared to $59.1 million for the three months ended September 30, 2025. The provision for income taxes includes U.S. federal, state, local and foreign taxes. The effective tax rate for the three months ended September 30, 2026 was approximately 22.4%, compared with 21.9% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the Foreign-Derived Deduction Eligible Income (“FDDEI”) deduction and a return-to-provision adjustment. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.
For the Nine Months Ended September 30, 2026 and September 30, 2025
The following table sets forth a summary of our statements of income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Total revenue	$1,761,255	$1,531,246	$230,009	15.0%
Total expenses	975,310	916,921	58,389	6.4%
Operating income	785,945	614,325	171,620	27.9%
Interest income	53,955	49,169	4,786	9.7%
Interest expense	(1,651)	(1,538)	(113)	7.3%
Other income (loss), net	24,864	56,306	(31,442)	(55.8)%
Income before taxes	863,113	718,262	144,851	20.2%
Provision for income taxes	(198,355)	(163,886)	(34,469)	21.0%
Net income	664,758	554,376	110,382	19.9%
Less: Net income attributable to non-controlling interests	80,699	66,576	14,123	21.2%
Net income attributable to Tradeweb Markets Inc.	$584,059	$487,800	$96,259	19.7%

Revenues
Our revenues for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change

	(dollars in thousands)
Revenues
Transaction fees and commissions	$1,480,965	84.1%	$1,272,421	83.1%	$208,544	16.4%
Subscription fees (1)	263,184	14.9	244,027	15.9	19,157	7.9%
Other	17,106	1.0	14,798	1.0	2,308	15.6%
Total revenue	$1,761,255	100.0%	$1,531,246	100.0%	$230,009	15.0%

Components of total revenue growth:
Constant currency change (2)						13.8%
Foreign currency impact						1.2%
Total revenue growth						15.0%
(1)Subscription fees for the nine months ended September 30, 2026 and 2025 include $79.8 million and $70.0 million, respectively, of LSEG market data fees.
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
The primary driver of the $230.0 million increase in revenue related to a $208.5 million increase in transaction fees and commissions to $1.5 billion for the nine months ended September 30, 2026 from $1.3 billion for the nine months ended September 30, 2025, primarily due to higher revenues for rates derivatives products, U.S. government bonds, credit derivatives products, U.S. corporate bonds, U.S. and international ETFs, mortgages and equity derivatives products.
Our total revenue by asset class for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Rates	$971,121	$814,446	$156,675	19.2%
Credit	399,608	369,629	29,979	8.1%
Equities	118,620	95,491	23,129	24.2%
Money Markets	135,256	128,237	7,019	5.5%
Market Data	111,087	99,941	11,146	11.2%
Other	25,563	23,502	2,061	8.8%
Total revenue	$1,761,255	$1,531,246	$230,009	15.0%

Our variable and fixed revenues by asset class for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2026		2025		$ Change		% Change
	Variable	Fixed	Variable	Fixed	Variable	Fixed	Variable	Fixed

	(dollars in thousands)
Revenues
Rates	$748,826	$222,295	$605,509	$208,937	$143,317	$13,358	23.7%	6.4%
Credit	347,636	51,972	324,378	45,251	23,258	6,721	7.2%	14.9%
Equities	111,294	7,326	88,458	7,033	22,836	293	25.8%	4.2%
Money Markets	121,507	13,749	115,106	13,131	6,401	618	5.6%	4.7%
Market Data	233	110,854	316	99,625	(83)	11,229	(26.3)%	11.3%
Other	7,323	18,240	4,876	18,626	2,447	(386)	50.2%	(2.1)%
Total revenue	$1,336,819	$424,436	$1,138,643	$392,603	$198,176	$31,833	17.4%	8.1%
The key drivers of the change in total revenue by asset class are summarized as follows:
Rates. Revenues from our rates asset class increased by $156.7 million or 19.2% to $971.1 million for the nine months ended September 30, 2026 compared to $814.4 million for the nine months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for rates derivatives products, U.S., European and other government bonds and mortgages.
Credit. Revenues from our credit asset class increased by $30.0 million or 8.1% to $399.6 million for the nine months ended September 30, 2026 compared to $369.6 million for the nine months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for credit derivatives products and U.S. and European corporate bonds and other credit bonds. There was also an increase in fixed revenues primarily driven by certain market participants for U.S. corporate bonds switching during 2025 from fully variable pricing plans to pricing plans that include minimum fee floors or subscription fees, resulting in a shift of a portion of revenues from variable to fixed revenue.
Equities. Revenues from our equities asset class increased by $23.1 million or 24.2% to $118.6 million for the nine months ended September 30, 2026 compared to $95.5 million for the nine months ended September 30, 2025 primarily due to higher variable transaction fees and commissions on higher trading volumes for U.S. and international ETFs and equity derivatives products.
Money Markets. Revenues from our money markets asset class increased by $7.0 million or 5.5% to $135.3 million for the nine months ended September 30, 2026 compared to $128.2 million for the nine months ended September 30, 2025 primarily due to higher variable transaction fees and commissions earned on higher average daily balances of money market fund investments made through the ICD Portal and higher trading volumes for repurchase agreements.
Market Data. Revenues from our market data asset class increased by $11.1 million or 11.2% to $111.1 million for the nine months ended September 30, 2026 compared to $99.9 million for the nine months ended September 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees that were partially offset by a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the nine months ended September 30, 2026. Under the previous agreement, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026, resulting in $6.7 million of revenue recognized during the nine months ended September 30, 2026.
Other. Revenues from our other asset class increased by $2.1 million or 8.8% to $25.6 million for the nine months ended September 30, 2026 compared to $23.5 million for the nine months ended September 30, 2025 primarily due to an increase in digital asset revenue earned for performing validation services on the Canton Network.

We generate revenue from a diverse portfolio of client sectors. Our total revenue by client sector for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
Institutional	$1,134,880	$947,162	$187,718	19.8%
Wholesale	335,710	302,894	32,816	10.8%
Retail	105,579	111,504	(5,925)	(5.3)%
Corporates	73,999	69,745	4,254	6.1%
Market Data	111,087	99,941	11,146	11.2%
Total revenue	$1,761,255	$1,531,246	$230,009	15.0%
Institutional. Revenues from our institutional client sector increased by $187.7 million or 19.8% to $1.1 billion for the nine months ended September 30, 2026 compared to $947.2 million for the nine months ended September 30, 2025. The increase was derived primarily from higher revenues for rates and credit derivatives products, U.S. and European government bonds, U.S. and international ETFs and mortgages.
Wholesale. Revenues from our wholesale client sector increased by $32.8 million or 10.8% to $335.7 million for the nine months ended September 30, 2026 compared to $302.9 million for the nine months ended September 30, 2025. The increase was derived primarily from higher revenues for U.S. corporate bonds, U.S. government bonds, European corporate bonds, repurchase agreements and equity derivative products.

Retail. Revenues from our retail client sector decreased by $5.9 million or 5.3% to $105.6 million for the nine months ended September 30, 2026 compared to $111.5 million for the nine months ended September 30, 2025. The decrease was derived primarily from lower revenues for U.S. corporate bonds, other money markets, U.S. government bonds and municipals, partially offset by higher revenues for structured notes.
Corporates. Revenues from our corporates client sector increased by $4.3 million or 6.1% to $74.0 million for the nine months ended September 30, 2026 compared to $69.7 million for the nine months ended September 30, 2025. The primary driver of the increase was higher commissions earned on higher average daily balances of money market fund investments made through the ICD Portal.
Market Data. Revenues from our market data client sector increased by $11.1 million or 11.2% to $111.1 million for the nine months ended September 30, 2026 compared to $99.9 million for the nine months ended September 30, 2025. The increase was primarily due to amendments to our LSEG market data license agreement which were effective in November 2025, as well as growth in our proprietary market data revenues. The amended market data license agreement included higher overall fees that were partially offset by a change in the timing of the delivery of periodic historical data sets, with more frequent deliveries scheduled under the amended agreement and a corresponding decrease in revenue during the nine months ended September 30, 2026. Under the previous agreement, $8.4 million of revenue was recognized from the periodic delivery of historical data sets delivered and recognized all in January 2025, as compared to quarterly delivery of historical data sets under the amended agreement beginning in the first quarter of 2026, resulting in $6.7 million of revenue recognized during the nine months ended September 30, 2026.

Our revenues and client base are also diversified by geography. Our total revenue by geography (based on client location) for the nine months ended September 30, 2026 and 2025, and the resulting dollar and percentage changes, were as follows:

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenues
U.S.	$983,566	$893,119	$90,447	10.1%
International	777,689	638,127	139,562	21.9%
Total revenue	$1,761,255	$1,531,246	$230,009	15.0%
U.S. Revenues from U.S. clients increased by $90.4 million or 10.1% to $983.6 million for the nine months ended September 30, 2026 compared to $893.1 million for the nine months ended September 30, 2025 primarily due to higher revenues for rates derivatives products, U.S. government bonds, U.S. ETFs, U.S. corporate bonds, mortgages and LSEG market data fees.

International. Revenues from international clients increased by $139.6 million or 21.9% to $777.7 million for the nine months ended September 30, 2026 compared to $638.1 million for the nine months ended September 30, 2025 primarily due to higher revenues for rates and credit derivatives products, international ETFs, European and other government bonds, European corporate bonds and LSEG market data fees.
Operating Expenses
Our expenses for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Employee compensation and benefits	$549,182	$511,563	$37,619	7.4%
Depreciation and amortization	184,515	190,098	(5,583)	(2.9)%
Technology and communications	126,148	92,807	33,341	35.9%
General and administrative	45,884	66,616	(20,732)	(31.1)%
Professional fees	44,846	38,100	6,746	17.7%
Occupancy	24,735	17,737	6,998	39.5%
Total expenses	$975,310	$916,921	$58,389	6.4%
Employee Compensation and Benefits. Expenses related to employee compensation and benefits increased by $37.6 million or 7.4% to $549.2 million for the nine months ended September 30, 2026 compared to $511.6 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in headcount and related salaries, benefits and equity compensation associated with our continued growth.
Depreciation and Amortization. Expenses related to depreciation and amortization decreased $5.6 million or 2.9% to $184.5 million for the nine months ended September 30, 2026 compared to $190.1 million for the nine months ended September 30, 2025. The decrease was primarily due to content and data intangible assets recognized in connection with the 2018 Refinitiv Transaction that were fully amortized as of the end of the third quarter of 2025, partially offset by an increase in amortization of software development costs driven by increases in investment in our infrastructure and the relocation of our New York City corporate headquarters during September 2025.
Technology and Communications. Expenses related to technology and communications increased by $33.3 million or 35.9% to $126.1 million for the nine months ended September 30, 2026 compared to $92.8 million for the nine months ended September 30, 2025. The increase was primarily due to increased investment in our AI and data strategy and infrastructure, as well as higher data and clearance fees, which were driven primarily by higher trading volumes period-over-period.

General and Administrative. Expenses related to general and administrative costs decreased by $20.7 million or 31.1% to $45.9 million for the nine months ended September 30, 2026 compared to $66.6 million for the nine months ended September 30, 2025. The decrease was primarily due to a $29.8 million decrease in foreign exchange losses during the nine months ended September 30, 2026 compared to the prior year period. Realized and unrealized foreign currency gains totaled $12.0 million during the nine months ended September 30, 2026 as compared to $17.9 million in losses during the nine months ended September 30, 2025. The change was primarily driven by the change in fair value of our foreign currency forward contracts used in connection with our foreign currency risk management program, partially offset by a decrease in foreign currency re-measurement gains on transactions in nonfunctional currencies. The overall decrease in general and administrative expenses was partially offset by an increase in travel and entertainment costs to support our continued growth.
Professional Fees. Expenses related to professional fees increased by $6.7 million or 17.7% to $44.8 million for the nine months ended September 30, 2026 compared to $38.1 million for the nine months ended September 30, 2025, primarily due to higher technology consulting expenses.
Occupancy. Expenses related to occupancy costs increased by $7.0 million or 39.5% to $24.7 million for the nine months ended September 30, 2026 compared to $17.7 million for the nine months ended September 30, 2025. The increase was primarily due to higher office and data center rent expense associated with our global expansion, including the commencement in September 2025 of the lease for our new corporate headquarters in New York City.
Interest Income
Interest income increased by $4.8 million or 9.7% to $54.0 million for the nine months ended September 30, 2026 compared to $49.2 million for the nine months ended September 30, 2025 primarily due to an increase in our average invested cash balance. The increase was partially offset by a decrease in the average interest rates earned period-over-period and interest earned on a federal income tax refund received during the nine months ended September 30, 2025.
Interest Expense
Interest expense was relatively flat at $1.7 million for the nine months ended September 30, 2026 compared $1.5 million for the nine months ended September 30, 2025.
Other Income (Loss), Net
Other income was $24.9 million for the nine months ended September 30, 2026 primarily due to $41.0 million in unrealized gains on minority equity investments without readily determinable fair values, based on the price from observable transactions of similar investments of the same issuers and the reclassification of $27.5 million of unrealized gains from accumulated other comprehensive income into other income upon the July 1, 2026 conversion of the Company’s convertible note into publicly traded common shares of SECZ, partially offset by a $42.0 million unrealized loss relating to a decrease in fair value of our Canton Coin holdings and a $1.5 million loss from our equity method investments. Other income was $56.3 million for the nine months ended September 30, 2025 primarily due to realized and unrealized gains on our Canton Coin holdings, which totaled $65.5 million, partially offset by a $9.2 million loss due to the impairments on a minority equity investments.
Income Taxes
Income tax expense increased by $34.5 million or 21.0% to $198.4 million for the nine months ended September 30, 2026 compared to $163.9 million for the nine months ended September 30, 2025. The provision for income taxes includes U.S. federal, state, local, and foreign taxes. The effective tax rate for the nine months ended September 30, 2026 was approximately 23.0%, compared with 22.8% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the FDDEI deduction and a return-to-provision adjustment. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to state, local and foreign taxes and the disallowance of compensation expense tax deductions, partially offset by the effect of non-controlling interests, the dividends received deduction and the FDDEI deduction.

Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during each of the three and nine months ended September 30, 2026 and 2025. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future. See “— Trends and Other Factors Impacting Our Performance — Economic Environment” above.
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
Our primary cash needs are for day to day operations, working capital requirements, clearing margin requirements, capital expenditures primarily for software and equipment, our expected dividend payments and our share repurchase program. In addition, we are obligated to make payments under the Tax Receivable Agreement and, upon closing, to fund the cash component of the purchase consideration relating to the pending acquisition of Trumid.
We expect to fund our short and long-term liquidity requirements through cash and cash equivalents and cash flows from operations. While historically we have generated significant and adequate cash flows from operations, we may from time to time also fund our liquidity requirements through borrowings under the 2023 Revolving Credit Facility.
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
As of both September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $2.1 billion. All cash and cash equivalents were held in accounts with financial institutions or money market funds such that the funds are immediately available or in fixed term deposits or investments with a maximum maturity of three months. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Credit Risk.”
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
Cash Dividends
On October 29, 2026, the board of directors of Tradeweb Markets Inc. declared a cash dividend of $0.14 per share of Class A common stock and Class B common stock for the fourth quarter of 2026. This dividend will be payable on December 15, 2026 to stockholders of record as of December 1, 2026.
In March, June, and September 2026, Tradeweb Markets Inc. paid quarterly cash dividends to holders of Class A common stock and Class B common stock in an aggregate amount totaling $88.9 million during the nine months ended September 30, 2026.
Cash Distributions
On October 29, 2026, Tradeweb Markets Inc., as the sole manager, approved distributions to be made during the fourth quarter of 2026 by TWM LLC to its equityholders, including Tradeweb Markets Inc., in an aggregate amount of $162.0 million, as adjusted by required state and local tax withholdings that will be determined prior to the record date.
In March, June, and September 2026, TWM LLC made quarterly cash distributions to its equityholders in an aggregate amount of $143.9 million during the nine months ended September 30, 2026, including distributions to Tradeweb Markets Inc. of $129.8 million and distributions to non-controlling interests of $14.1 million. The proceeds of the cash distributions were used by Tradeweb Markets Inc. to fund dividend payments, taxes and expenses.
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
On December 5, 2022, the board of directors authorized a share repurchase program for the purchase of up to $300.0 million of our Class A common stock (the “2022 Share Repurchase Program”). On February 5, 2026, the board of directors authorized a new share repurchase program for the purchase of up to $500.0 million of our Class A common stock (the “2026 Share Repurchase Program”), which became available beginning in May 2026, after completing the $300.0 million of total repurchases of the Company’s Class A common stock authorized under the 2022 Share Repurchase Program.

During the nine months ended September 30, 2026, the Company acquired a total of 4,411,484 shares of Class A common stock at an average price of $101.88, for purchases totaling $449.5 million, pursuant to the Company’s share repurchase programs. As of September 30, 2026, $124.5 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.

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
During the nine months ended September 30, 2026, the Company withheld 775,605 shares of common stock from employee stock option, PRSU, PSU and RSU awards, at an average price per share of $110.92 and an aggregate value of $86.0 million, based on the price of the Class A common stock on the date the relevant withholding occurred.
Tax Receivable Agreement
We are obligated to make payments under the Tax Receivable Agreement. See Note 6 – Tax Receivable Agreement to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details regarding the requirements for these payments. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect the payments required will be significant. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flows that might have otherwise been available to us or to TWM LLC. These payments will offset some of the tax benefits that we expect to realize as a result of the ownership structure of TWM LLC. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. The first payment of the Tax Receivable Agreement was made in January 2021. As of September 30, 2026, total amounts due to Continuing LLC Owners under the Tax Receivable Agreement were $317.5 million, substantially all due to be paid over 15 years following the purchase of LLC Interests from Continuing LLC Owners or redemption or exchanges by Continuing LLC Owners of LLC Interests. As of September 30, 2026, we expect to make tax receivable agreement liability payments of approximately $29.0 million within the next 12 months and approximately $288.5 million thereafter.
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
Indebtedness
As of September 30, 2026 and December 31, 2025, we had no outstanding indebtedness.
On November 21, 2023, TWM LLC entered into a five year, $500.0 million unsecured revolving credit facility (the “2023 Revolving Credit Facility”) with a syndicate of banks, which replaced its $500.0 million secured credit facility entered into on April 8, 2019. Subject to the satisfaction of certain conditions, we will be able to increase the 2023 Revolving Credit Facility by $250.0 million with the consent of the lenders participating in the increase. The 2023 Revolving Credit Facility provides borrowing capacity to be used to fund ongoing working capital needs, letters of credit and for general corporate purposes, including potential future acquisitions and expansions. As of September 30, 2026, there were $0.5 million in letters of credit issued and no borrowings outstanding under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Facility will mature on November 21, 2028.
The credit agreement that governs the 2023 Revolving Credit Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the ability of (i) TWM LLC to merge or consolidate with other entities, (ii) the subsidiaries of TWM LLC to incur or guarantee indebtedness and (iii) TWM LLC and its subsidiaries to create or incur liens. As of September 30, 2026, we were in compliance with all the covenants set forth in the 2023 Revolving Credit Facility.
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

As of September 30, 2026, our operating lease liabilities totaled $149.3 million, with payments pursuant to these obligations due within the next 12 months and thereafter totaling $24.4 million and $178.7 million, respectively.
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
As of September 30, 2026, we also had $5.0 million in unfunded capital commitments to our equity method investment.
On October 19, 2026, Tradeweb Markets LLC entered into the Trumid Transaction Agreement for Tradeweb Markets LLC to acquire directly and indirectly all of the outstanding equity interests of Trumid for $1.97 billion, which will consist of $1.89 billion payable in cash, subject to customary adjustments, and $82.0 million in equity. The closing of the acquisition is subject to the satisfaction of regulatory approvals as well as other customary closing conditions, and currently targeted to close in the first half 2027, although no assurance can be given in that regard. The cash portion of the purchase consideration is expected to be funded primarily through cash on hand.
Other Cash and Liquidity Requirements
Certain of our U.S. subsidiaries are registered as broker-dealers, SEFs, SBSEFs or introducing brokers and are subject to the applicable rules and regulations of the SEC and CFTC. These rules contain minimum net capital or other financial resource requirements, as defined in the applicable regulations. These rules may also require a significant part of the registrants’ assets be kept in relatively liquid form. Certain of our foreign subsidiaries are regulated by the Financial Conduct Authority in the UK, the Nederlandsche Bank in the Netherlands, the Japanese Financial Services Agency, the Japanese Securities Dealers Association and other foreign regulators, and must maintain financial resources, as defined in the applicable regulations, in excess of the applicable financial resources requirement. As of September 30, 2026 and December 31, 2025, each of our regulated subsidiaries had maintained sufficient net capital or financial resources to at least satisfy their minimum requirements, which in aggregate were $94.6 million and $90.0 million, respectively. We maintain capital balances in these subsidiaries in excess of our minimum requirements in order to satisfy working capital needs and to ensure that we have enough cash on hand to satisfy margin requirements and credit risk, including the excess capital expectations of our clients. The Fixed Income Clearing Corporation (“FICC”) and some of our clearing brokers require us to post collateral on unsettled positions, included within deposits with clearing organizations in our condensed consolidated statements of financial condition. Collateral amounts are marked to market on a daily basis, requiring us to pay or receive margin amounts as part of the daily funds settlement. Margin call requirements can vary significantly across periods based on daily market changes and may represent a significant and unpredictable use of our liquidity.
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
We self-clear wholesale U.S. Treasury trades executed by non-FICC members on our platform. The number of self-cleared trades that settle over the fed wire, instead of FICC clearing, may impact the number of U.S. Treasury failed settlement transactions. As of September 30, 2026, we recorded an $137.3 million receivable and a $91.0 million payable from/to brokers and dealers and clearing organizations related to failed settlement transactions and we self-funded the remaining $46.4 million difference between the fail to deliver and fail to receive. All of the failed settlement transactions outstanding as of September 30, 2026 were fully settled during October 2026. See below for further details regarding the changes to working capital as a result of these failed settlement transactions.

Canton Coin Lockup Restrictions
During the second quarter of 2026, the Canton Network implemented a long-term locking and commitment framework for Super Validators (the “Locking Commitment”) designed to align Super Validator incentives with the long-term success of the Canton Network and create visible, on-chain commitment of the Super Validators to the Canton Network. To continue earning Canton Coins for our function as a Super Validator, the Locking Commitment requires Super Validators, including us, to lock a defined percentage of our aggregate lifetime Canton Coins earned for our function as a Super Validator (the “Lifetime Super Validator Coins”). Beginning in the second quarter of 2026, the amount of Super Validator weight assigned to us is based in part on the tiered percentage Locking Commitment we elect. The Locking Commitment percentages step down over time and are scheduled to end in mid-2029. While Canton Coins are locked, they may not be transferred to third parties and once an election to unlock is made, 1/365 of the requested unlock amount becomes liquid each day (the “Canton Coin Lockup Restrictions”). As of September 30, 2026, we have elected Tier 1 of the Locking Commitment framework which allows us to retain 100% of our current Super Validator weight, and, as a result, 70% of our Lifetime Super Validator Coins are subject to the Canton Coin Lockup Restrictions. As of September 30, 2026, 1.3 billion Canton Coins valued at $163.7 million were subject to the Canton Coin Lockup Restrictions and may not be transferred to third parties, which could affect our ability to sell these assets, including during periods of price volatility or reduced liquidity.
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
Our working capital as of September 30, 2026 and December 31, 2025 was as follows:

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Cash and cash equivalents	$2,114,895	$2,084,739
Restricted cash	1,000	1,000
Receivable from brokers and dealers and clearing organizations	137,347	8,630
Deposits with clearing organizations	57,248	58,282
Accounts receivable	326,748	257,845
Receivable and due from related parties	8,544	8,303
Current portion of other assets	87,095	71,239
Total current assets	2,732,877	2,490,038
Payable to brokers and dealers and clearing organizations	90,989	3,363
Accrued compensation	218,194	251,169
Deferred revenue	38,118	29,030
Payable and due to related parties	12,574	7,090
Current portion of:
Accounts payable, accrued expenses and other liabilities	218,594	182,583
Lease liabilities	17,021	11,912
Tax receivable agreement liability	28,974	36,290
Total current liabilities	624,464	521,437
Total working capital	$2,108,413	$1,968,601

Current Assets
Current assets increased to $2.7 billion as of September 30, 2026 from $2.5 billion as of December 31, 2025 primarily due to an increase in receivables from brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale transactions and a higher value of fails to deliver, all of which settled in October 2026, and an increase in accounts receivable resulting from an increase in revenues and timing of collections. See “—Cash Flows” below for further discussion of the change in cash and cash equivalents.
Current Liabilities
Current liabilities increased to $624.5 million as of September 30, 2026 from $521.4 million as of December 31, 2025 primarily due to an increase in payable to brokers and dealers and clearing organizations resulting from an increase in unsettled wholesale transactions and a higher value of fails to receive, all of which settled in October 2026.
See “—Other Cash and Liquidity Requirements” above for a discussion on how capital requirements can impact our working capital.
Cash Flows
Our cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended
	September 30,
	2026	2025

	(dollars in thousands)
Net cash provided by operating activities	$845,255	$811,697
Net cash used in investing activities	(160,404)	(91,725)
Net cash used in financing activities	(652,410)	(162,212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,285)	9,860
Net increase (decrease) in cash, cash equivalents and restricted cash	$30,156	$567,620
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
Net cash provided by operating activities for the nine months ended September 30, 2026 was $845.3 million, an increase of $33.6 million over the nine months ended September 30, 2025, primarily driven by an increase in net income, partially offset by approximately $71 million in cash paid during the nine months ended September 30, 2026 for the purchase of transferable tax credits related to our 2025 tax year obligations and other net changes in working capital.
Investing Activities
Investing activities consist primarily of software development costs, investments in technology hardware, purchases of equipment and other tangible assets, business acquisitions and investments.
Net cash used in investing activities was $160.4 million for the nine months ended September 30, 2026, which consisted of $76.9 million of cash paid for investments, $56.3 million of capitalized software development costs and $27.2 million of purchases of furniture, equipment, purchased software and leasehold improvements. Net cash used in investing activities was $91.7 million for the nine months ended September 30, 2025, which consisted of $47.1 million of capitalized software development costs, $38.4 million of cash paid for investments and $21.1 million of purchases of furniture, equipment, purchased software and leasehold improvements, partially offset by $15.0 million in cash received from the sale of Canton Coins.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $652.4 million, and was primarily driven by $447.3 million in share repurchases pursuant to our share repurchase programs, $88.9 million in cash dividends to our Class A and Class B common stockholders, $83.0 million in payroll tax payments for employee equity awards, net of proceeds from the related stock-based compensation option exercises, $19.0 million in payments due under our Tax Receivable Agreement and $14.1 million in distributions to non-controlling interest holders. Net cash used in financing activities for the nine months ended September 30, 2025 was $162.2 million, and was primarily driven by $76.8 million in cash dividends to our Class A and Class B common stockholders, $49.0 million in payroll tax payments for employee equity awards, $21.4 million in payments due under our Tax Receivable Agreement and $14.2 million in distributions to non-controlling interest holders.
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
The table set forth below presents a reconciliation of our cash flow from operating activities to Free Cash Flow for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025

	(dollars in thousands)
Cash flow from operating activities	$845,255	$811,697
Less: Capitalization of software development costs	(56,278)	(47,144)
Less: Purchases of furniture, equipment and leasehold improvements	(27,235)	(21,141)
Free Cash Flow	$761,742	$743,412
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

The table set forth below presents a reconciliation of net income and net income margin to Adjusted EBITDA, Adjusted EBITDA margin, Adjusted EBIT and Adjusted EBIT margin for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Net income	$224,905	$210,549	$664,758	$554,376
Merger and acquisition transaction and integration costs (1)	4,170	466	4,652	6,734
Interest income	(18,353)	(20,348)	(53,955)	(49,169)
Interest expense	522	522	1,651	1,538
Depreciation and amortization	62,319	64,351	184,515	190,098
Stock-based compensation expense (2)	357	607	1,791	1,802
Provision for income taxes	65,098	59,068	198,355	163,886
Foreign exchange (gains) / losses (3)	(1,422)	(1,372)	(14,231)	17,579
Tax receivable agreement liability adjustment (4)	—	—	—	—
Other (income) loss, net	(18,742)	(39,420)	(24,864)	(56,306)
Adjusted EBITDA	$318,854	$274,423	$962,672	$830,538
Less: Depreciation and amortization	(62,319)	(64,351)	(184,515)	(190,098)
Add: D&A related to acquisitions and the Refinitiv Transaction (5)	39,902	45,474	119,706	136,421
Adjusted EBIT	$296,437	$255,546	$897,863	$776,861
Net income margin	38.5%	41.4%	37.7%	36.2%
Adjusted EBITDA margin	54.5%	54.0%	54.7%	54.2%
Adjusted EBIT margin	50.7%	50.2%	51.0%	50.7%
(1)Represents incremental direct costs associated with the acquisition and integration of completed and potential mergers and acquisitions. These costs generally include legal, consulting, advisory, due diligence, severance and certain other transaction expenses and third party costs incurred that directly relate to the acquisition transaction or its integration.
(2)Represents certain non-cash stock-based compensation expense and related payroll taxes, the composition of which may vary each period based on applicable activity. During the three and nine months ended September 30, 2026 and 2025, this adjustment includes $0.4 million, $0.6 million, $1.7 million and $1.8 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. As applicable, this adjustment also includes any payroll tax expense associated with the exercise of stock options.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026	2025	Basis Point Change	Constant Currency Basis Point Change (1)	2026	2025	Basis Point Change	Constant Currency Basis Point Change (1)

Adjusted EBITDA margin	54.5%	54.0%	+59 bps	+25 bps	54.7%	54.2%	+42 bps	+34 bps
Adjusted EBIT margin	50.7%	50.2%	+47 bps	+13 bps	51.0%	50.7%	+24 bps	+13 bps
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

The table set forth below presents a reconciliation of net income attributable to Tradeweb Markets Inc. and net income, as applicable, to Adjusted Net Income and Adjusted Diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Earnings per diluted share	$0.94	$0.86	$2.75	$2.27
Net income attributable to Tradeweb Markets Inc.	$197,457	$185,636	$584,059	$487,800
Net income attributable to non-controlling interests (1)	27,448	24,913	80,699	66,576
Net income	224,905	210,549	664,758	554,376
Provision for income taxes	65,098	59,068	198,355	163,886
Merger and acquisition transaction and integration costs (2)	4,170	466	4,652	6,734
D&A related to acquisitions and the Refinitiv Transaction (3)	39,902	45,474	119,706	136,421
Stock-based compensation expense (4)	357	607	1,791	1,802
Foreign exchange (gains) / losses (5)	(1,422)	(1,372)	(14,231)	17,579
Tax receivable agreement liability adjustment (6)	—	—	—	—
Other (income) loss, net	(18,742)	(39,420)	(24,864)	(56,306)
Adjusted Net Income before income taxes	314,268	275,372	950,167	824,492
Adjusted income taxes (7)	(75,424)	(68,843)	(228,040)	(206,123)
Adjusted Net Income	$238,844	$206,529	$722,127	$618,369
Adjusted Diluted EPS (8)	$1.02	$0.87	$3.07	$2.60
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
(4)Represents certain non-cash stock-based compensation expense and related payroll taxes, the composition of which may vary each period based on applicable activity. During the three and nine months ended September 30, 2026 and 2025, this adjustment includes $0.4 million, $0.6 million, $1.7 million and $1.8 million, respectively, of non-cash stock-based compensation expense and related payroll taxes associated with RSAs and RSUs issued to help retain key ICD employees during the integration of ICD. As applicable, this adjustment also includes any payroll tax expense associated with the exercise of stock options.
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
(7)Represents corporate income taxes at an assumed effective tax rate of 24.0% for the three and nine months ended September 30, 2026 and 25.0% for the three and nine months ended September 30, 2025, applied to Adjusted Net Income before income taxes.
(8)For a summary of the calculation of Adjusted Diluted EPS, see “Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS” below.

The following table summarizes the calculation of Adjusted Diluted EPS for the three and nine months ended September 30, 2026 and 2025:

Reconciliation of Diluted Weighted Average Shares Outstanding to Adjusted Diluted Weighted Average Shares Outstanding and Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Diluted weighted average shares of Class A and Class B common stock outstanding	210,903,847	214,983,486	212,332,878	214,951,279
Weighted average of other participating securities (1)	77,847	159,088	76,448	165,713
Assumed exchange of LLC Interests for shares of Class A or Class B common stock (2)	23,056,868	23,062,320	23,056,868	23,065,139
Adjusted diluted weighted average shares outstanding	234,038,562	238,204,894	235,466,194	238,182,131
Adjusted Net Income (in thousands)	$238,844	$206,529	$722,127	$618,369
Adjusted Diluted EPS	$1.02	$0.87	$3.07	$2.60
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
During each of the three and nine months ended September 30, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the LSEG market data fees.
Stock-Based Compensation
The stock-based payments received by the employees of the Company are accounted for as equity awards. The Company measures and recognizes the cost of employee services received in exchange for awards of equity instruments based on their estimated fair values measured as of the grant date.
For PSUs, the Company recognizes stock-based compensation based on the estimated grant date fair value of the awards computed with the assistance of a valuation specialist using a Monte Carlo simulation on a binomial model, which represents a significant accounting estimate given the significant level of estimation uncertainty relating to the selection of valuation assumptions required for the valuation. The significant assumptions used to estimate the fair value of the PSUs are years of maturity, annualized volatility and the risk-free interest rate. The maturity period represents the period of time that the award granted was modeled into the future, the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the maturity period of the award and the expected volatility is based upon historical volatility of the Company’s Class A common stock. On March 15, 2026, we granted 113,428 PSUs with a grant date fair value totaling $19.9 million, which will be amortized into expense on a straight-line basis through December 31, 2028. The significant assumptions used in determining the grant date fair value of the award were a maturity of 2.8 years, annualized volatility of 25.33% and a risk-free interest rate of 3.67%. A change in any of the assumptions used to value these awards could materially affect stock-based compensation expense recorded in the current and future periods. During each of the three and nine months ended September 30, 2026 and 2025, there were no material changes in the methodology or assumptions used to determine the valuation of our annual PSU grants.

For PRSUs, the Company recognizes stock-based compensation based on the fair market value of our Class A common stock at the grant date and an estimate of the number of shares included in expense each period is based on management’s estimate of the probable final performance modifier for those grants, with such estimate updated each period until the performance modifier is finalized. For PRSUs granted in 2024 and after, the financial performance of the Company will be determined based on the compound annual growth rate over a three-year performance period beginning on January 1 in the year of grant and the performance modifier can vary between 0% (minimum) and 250% (maximum) of the target (100%) award amount. As of September 30, 2026, a 10% decrease in the estimated final share payouts would decrease the total expense recognized for these awards for the three and nine months ended September 30, 2026 by approximately $7.3 million.
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
In connection with recording deferred tax assets and liabilities, we record valuation allowances when we believe that it is more likely than not that the Company will not be able to realize its deferred tax assets in the future. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of both September 30, 2026 and December 31, 2025, we had a $3.0 million valuation allowance established on our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 5 – Income Taxes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
The following table shows the percentage breakdown of our revenue and operating expenses denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
% of revenue denominated in foreign currencies (1)	31%	31%	31%	30%
% of operating expenses denominated in foreign currencies (2)	17%	16%	18%	16%
(1)Revenue in foreign currencies is primarily denominated in euros.
(2)Operating expenses in foreign currencies are primarily denominated in British pounds sterling.
Revenues, expenses, assets and liabilities denominated in non-functional currencies are recorded in the appropriate functional currency for the legal entity at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities that are denominated in non-functional currencies are then remeasured at the end of each reporting period at the exchange rate prevailing at the end of the reporting period. Foreign currency remeasurement gains or losses on monetary assets and liabilities in nonfunctional currencies are recognized in the condensed consolidated statements of income within general and administrative expenses. Realized and unrealized gains/losses from foreign currency remeasurement of transactions in nonfunctional currencies recognized in the condensed consolidated statements of income within general and administrative expense totaled a loss of $0.4 million and a gain of $2.1 million during the three months ended September 30, 2026 and 2025, respectively, and a loss of $2.2 million and a gain of $4.7 million during the nine months ended September 30, 2026 and 2025, respectively.
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

Aside from U.S. dollars, a significant portion of our revenues are denominated in euros and a significant portion of our expenses are denominated in British pound sterling. The following table shows the average foreign currency exchange rates to the U.S. dollar for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Euros	$1.15	$1.17	$1.16	$1.12
British pound sterling	$1.34	$1.35	$1.35	$1.31
The following table shows the change in revenue and operating income caused by fluctuations in foreign currency rates used in translation during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
Impact of Foreign Currency Rate Fluctuations (dollars in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Increase (decrease) in revenue	$3,000	$10,400	$13,900	$12,900
Increase (decrease) in operating income	$1,900	$8,200	$10,200	$10,000
The following table shows the impact a hypothetical 10% increase or decrease in the U.S. dollar against all other currencies and a hypothetical 10% increase or decrease in only euro or only British pound sterling exchange rates would have on the translation of actual revenue and operating income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
Hypothetical 10% Change in Value of U.S. Dollar (dollars in thousands)	September 30,				September 30,
	2026		2025		2026		2025
All currencies
Effect of 10% change on revenue	+/-	$20,000	+/-	$17,400	+/-	$61,500	+/-	$51,900
Effect of 10% change on operating income	+/-	$13,600	+/-	$12,000	+/-	$42,200	+/-	$36,400
Euros
Effect of 10% change on revenue	+/-	$17,400	+/-	$15,200	+/-	$54,500	+/-	$45,300
Effect of 10% change on operating income	+/-	$16,900	+/-	$14,800	+/-	$53,200	+/-	$44,100
British pound sterling
Effect of 10% change on revenue	+/-	$900	+/-	$800	+/-	$2,200	+/-	$2,500
Effect of 10% change on operating income	+/-	$3,500	+/-	$3,000	+/-	$11,300	+/-	$8,800
We have derivative risk relating to our foreign exchange derivative contracts. We enter into foreign currency forward contracts to mitigate our U.S. dollar and British pound sterling versus euro exposure, generally with a duration of not more than 12 months. We do not use derivative instruments for trading or speculative purposes. As of September 30, 2026 and December 31, 2025, the notional amount of our foreign currency forward contracts was $369.4 million and $339.8 million, respectively. Realized and unrealized gains/losses on foreign currency forward contracts totaled a gain of $4.0 million and a loss of $1.8 million during the three months ended September 30, 2026 and 2025, respectively, and a gain of $14.2 million and a loss of $22.6 million during the nine months ended September 30, 2026 and 2025, respectively.
By using derivative instruments to hedge exposures to foreign currency fluctuations, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we are not exposed to the counterparty’s credit risk in those circumstances. We attempt to minimize counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is at least upper-medium investment grade. As of September 30, 2026 and December 31, 2025, the counterparty on each of the foreign exchange derivative contracts was an affiliate of LSEG.

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
We have credit risk relating to our receivables, which are primarily receivables from financial institutions, including investment managers and brokers and dealers. As of September 30, 2026 and December 31, 2025, the allowance for credit losses with regard to these receivables totaled $0.1 million and $0.6 million, respectively.
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
We also have credit risk relating to our investments in a digital asset loan receivable and available-for-sale debt securities. As of December 31, 2025, the Company maintained an allowance for credit loss with regards to its digital asset loan receivable totaling $0.2 million, based on a review of the credit risk of the counterparty and the characteristics of the arrangement. In January 2026, upon CNTN shareholder approval for the issuance of the PFWs, the digital asset loan receivable and the related allowance for credit loss were reversed, resulting in a reversal of credit loss expense totaling $0.2 million during the nine months ended September 30, 2026. See Note 10 – Fair Value of Financial Instruments and Other Assets to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details. There was no allowance for credit losses recorded on available-for-sale debt securities as of December 31, 2025. As further described in Note 10 – Fair Value of Financial Instruments and Other Assets to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, in July 2026, the Company’s available-for-sale debt security was converted into equity securities.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2026, we repurchased the following shares of Class A common stock pursuant to the Company’s share repurchase programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

				(in thousands)
July 1, 2026 – July 31, 2026	102,194	$97.45	102,194	$324,331
August 1, 2026 – August 31, 2026	897,748	105.73	897,748	$229,409
September 1, 2026 – September 30, 2026	1,020,613	102.79	1,020,613	$124,503
Total	2,020,555	$103.83	2,020,555
(1)On February 5, 2026, our board of directors authorized the 2026 Share Repurchase Program for the purchase of up to $500.0 million of our Class A common stock, which became available beginning in May 2026, after completing the $300.0 million of total repurchases of the Company’s Class A common stock authorized under the 2022 Share Repurchase Program. As of September 30, 2026, $124.5 million remained available for repurchase pursuant to the 2026 Share Repurchase Program.
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
The table above does not reflect shares surrendered to cover the payroll tax withholding obligations upon the exercise of stock options and vesting of PRSUs, PSUs and RSUs. During the three months ended September 30, 2026, the Company withheld 8,976 shares of Class A common stock in connection with such exercises and vesting of stock awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Securities Trading Plans of Executive Officers and Directors
During the three months ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, as defined in Item 408 of Regulation S-K (“Rule 10b5-1 trading arrangements”) or a non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
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

TRADEWEB MARKETS INC.

October 29, 2026	/s/ William Hult
	By:	William Hult
Chief Executive Officer (Principal Executive Officer)

October 29, 2026	/s/ Sara Furber
	By:	Sara Furber
Chief Financial Officer (Principal Financial Officer)